Form 10-Q
period 2014-06-30
MOBILEIRON, INC.
filed 2014-08-07
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36471

MobileIron, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
415 East Middlefield Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 919-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At July 31, 2014, there were 75,867,717 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations;
—	our business plan and our ability to effectively manage our growth and associated investments;
—	our ability to timely and effectively scale and adapt our existing technology;
—	our ability to innovate new products and bring them to market in a timely manner;
—	our ability to expand internationally;
—	our ability to further penetrate our existing customer base;
—	our expectations concerning renewal rates for subscriptions and services by existing customers;
—	cost of revenue, including changes in costs associated with production, manufacturing and customer support;
—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;
—	our expectations concerning relationships with third parties, including channel partners and logistics providers;
—	economic and industry trends or trend analysis;
—	the effects of seasonal trends on our results of operations;
—	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and
—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$155,313	$73,573
Accounts receivable, net of allowance for doubtful accounts of $492 at June 30, 2014 and $492 at December 31, 2013	28,312	24,125
Prepaid expenses and other current assets	4,411	3,712
Total current assets	188,036	101,410
Property and equipment—net	3,405	3,095
Intangible assets—net	2,257	1,311
Goodwill	5,475	4,799
Other assets	761	644
TOTAL ASSETS	$199,934	$111,259

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,020	$836
Accrued expenses	15,071	14,798
Short-term borrowings	—	4,300
Deferred revenue-current	36,628	32,422
TOTAL CURRENT LIABILITIES	54,719	52,356
Long-term liabilities:
Deferred revenue-noncurrent	9,682	8,329
Other long-term liabilities	203	140
TOTAL LIABILITIES	64,604	60,825
Commitments and contingencies (Note 11)
Convertible preferred stock:
Convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2014; 69,505,831 shares authorized and 49,446,072 shares issued and outstanding at December 31, 2013	—	160,259
Stockholders' equity (deficit):
Common stock, $0.0001 par value, 300,000,000 and 111,390,000 shares authorized, 75,770,406 shares and 11,008,283 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	8	2
Additional paid-in capital	295,229	19,007
Accumulated deficit	(159,907)	(128,834)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	135,330	(109,825)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$199,934	$111,259

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Perpetual license	$15,933	$17,243	$30,608	$36,437
Subscription	7,104	3,236	13,070	5,973
Software support and services	8,430	4,676	16,002	8,566
Total revenue	31,467	25,155	59,680	50,976
Cost of revenue
Perpetual license	1,013	816	2,124	1,581
Subscription	1,466	884	2,706	1,745
Software support and services	3,429	2,187	6,315	4,276
Total cost of revenue	5,908	3,887	11,145	7,602
Gross profit	25,559	21,268	48,535	43,374
Operating expenses:
Research and development	11,919	8,565	22,218	17,415
Sales and marketing	25,063	15,442	46,827	29,202
General and administrative	5,117	3,287	9,725	5,737
Amortization of intangible assets	365	52	417	104
Total operating expenses	42,464	27,346	79,187	52,458
Operating loss	(16,905)	(6,078)	(30,652)	(9,084)
Other expense - net	95	83	192	168
Loss before income taxes	(17,000)	(6,161)	(30,844)	(9,252)
Income tax expense	111	39	229	90
Net loss	$(17,111)	$(6,200)	$(31,073)	$(9,342)
Net loss per share, basic and diluted	$(0.66)	$(0.64)	$(1.67)	$(0.99)
Weighted-average shares used to compute net loss per share, basic and diluted	26,028	9,692	18,590	9,444

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

(Unaudited)

							Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE—December 31, 2013	49,446,072	$160,259	11,008,283	$2	$19,007	$(128,834)	$(109,825)
Issuance of common stock for stock option exercises	—	—	864,256	—	1,952	—	1,952
Vesting of early exercised stock options and restricted stock	—	—	1,196,652	—	304	—	304
Issuance of Series F preferred stock at $9.9550 per share in January—net of issuance costs of $6	200,903	1,994	—	—	—	—	—
Stock-based compensation	—	—	—		6,932	—	6,932
Conversion of preferred stock for initial public offering	(49,646,975)	(162,253)	49,646,975	5	162,248	—	162,253
Issuance of common stock for initial public offering, net of issuance costs of $4,145	—	—	12,777,777	1	102,804	—	102,805
Purchase of Averail Corporation	—	—	276,463	—	1,982	—	1,982
Net loss	—	—	—	—	—	(31,073)	(31,073)
BALANCE—June 30, 2014	—	$—	75,770,406	$8	$295,229	$(159,907)	$135,330

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,073)	$(9,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,932	4,449
Depreciation	1,085	698
Amortization of intangible assets	655	243
Loss on disposal of equipment	21	—
Changes in operating assets and liabilities:
Accounts receivable	(4,187)	2,363
Other current and noncurrent assets	(817)	(1,370)
Accounts payable	1,167	1,089
Accrued expenses and other long-term liabilities	562	738
Deferred revenue	5,559	(8,145)
Net cash used in operating activities	(20,096)	(9,277)
CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of property and equipment	(1,415)	(963)
Purchase of intellectual property	—	(30)
Net cash used in investing activities	(1,415)	(993)
CASH FLOWS FROM FINANCING ACTIVITES:
Amount drawn from revolving line of credit	3,300	—
Repayments of revolving line of credit	(7,600)	—
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs of $6 in the six months ended June 30, 2014	1,994	—
Proceeds from initial public offering	106,950	—
Payment of offering costs related to initial public offering	(3,440)	—
Proceeds from exercise of stock options	2,047	174
Net cash provided by financing activities	103,251	174
NET CHANGE IN CASH AND CASH EQUIVALENTS	81,740	(10,096)
CASH AND CASH EQUIVALENTS—Beginning of period	73,573	38,692
CASH AND CASH EQUIVALENTS—End of period	$155,313	$28,596
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	99	65
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES TO ACQUIRE AVERAIL IN 2014:
Fair value of assets acquired	2,276	—
Liabilities assumed	(294)	—
Issuance of common stock	(1,982)	—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Offering costs recorded in accrued liabilities	705	—

See accompanying notes.

MOBILEIRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

Description of Business

MobileIron, Inc., and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”), provides a purpose-built mobile IT platform that enables enterprises to manage and secure mobile applications, content and devices while providing their employees with device choice, privacy and a native user experience. We were incorporated in Delaware in July 2007 and are headquartered in Mountain View, California, with additional sales and support presence in North America, Europe, the Middle East, Asia and Australia.

Initial Public Offering

In June 2014, we completed our initial public offering (“IPO”) in which we issued and sold 12,777,777 shares of common stock, including 1,666,666 million shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $9.00 per share. We received aggregate proceeds of $107.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.1 million. Upon the closing of the initial public offering, all shares of our outstanding convertible preferred stock automatically were converted into 49,646,975 shares of common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and June 30, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2014, our operating results for the three and six months ended June 30, 2014 and June 30, 2013, and our cash flows for the six months ended June 30, 2014 and June 30, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2013, included in our prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

On May 27, 2014, we amended and restated our amended and restated certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-to-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-to-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout these condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Segments

We have one reportable segment.

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b) under the Securities Act.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $93,000 and $86,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $169,000 and $172,000 for the six months ended June 30, 2014 and 2013, respectively, in other expense—net in our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, stock-based compensation, goodwill, intangible assets and accounting for income taxes. Actual results could differ from those estimates.

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of perpetual software licenses, post-contract customer support for such licenses (“PCS” or “software support”) including when and if available updates, and professional services such as consulting and training services. We also offer our software as term-based licenses and cloud-based arrangements. In addition, we install our software on servers that we ship to customers.

We begin to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the sales price is fixed and determinable, and (iv) collection of the related receivable is probable. If collection is not considered probable, revenue is recognized only upon collection.

Signed agreements, including by electronic acceptance, are used as evidence of an arrangement. Delivery is considered to occur when we provide the customer a license key to download the software. Delivery of a hardware appliance (an “appliance”) is considered to occur when title and risk of loss has transferred to the customer, which typically occurs when appliances are delivered to a common carrier. Delivery of services occurs when performed.

Prior to January 1, 2013, we had not established vendor specific objective evidence (“VSOE”) of fair value for any of the elements in our multiple-element arrangements. As of January 1, 2013, we determined that we had sufficient history to establish VSOE of fair value for PCS and professional services. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions completed during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure.

We typically enter into multiple-element arrangements with our customers in which a customer may purchase a combination of software on a perpetual or subscription license, PCS, and professional services. The professional services are not considered essential to the functionality of the software. All of these elements are considered separate units of accounting. Our standard agreements do not include rights for customers to cancel or terminate arrangements or to return software to obtain refunds.

We use the residual method to recognize revenue when a perpetual license arrangement includes one or more elements to be delivered at a future date provided the following criteria are met: (i) VSOE of fair value does not exist for one or more of the delivered items but exists for all undelivered elements, (ii) all other applicable revenue recognition criteria are met and (iii) the fair value of all of the undelivered elements is less than the arrangement fee. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and contractual customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue and if evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs, when fair value can be established, or ratably over the PCS period if the only undelivered element is PCS—we refer to these deferred revenue elements as the “Deferred Portion.”

Revenue from subscriptions to our on-premise term licenses, arrangements where perpetual and subscriptions to our on-premise term licenses are sold together, and subscriptions to our cloud service are recognized ratably over the contractual term for all periods presented and are included as a component of subscription revenue within our consolidated statement of operations. We refer to arrangements where perpetual and subscriptions to our on-premise term licenses are sold together as “Bundled Arrangements.”

Occasionally, we enter into multiple-element arrangements with our customers in which a customer may purchase a combination of software on a perpetual or term basis, PCS, professional services, and appliances. We generally provide the appliances and software upon the commencement of the arrangement and provide software-related elements throughout the support period. We account for appliance-bundled arrangements under the revised accounting standard related to multiple-element arrangements, Accounting Standard Update (“ASU”) No. 2009-13, Multiple Element Arrangements, and determine the revenue to be recognized based on the standard’s fair value hierarchy and then determine the value of each element in the arrangement based on the relative selling price of the arrangement. Amounts related to appliances are generally recognized upon delivery with the remaining consideration allocated to software and software-related elements, which are recognized as described elsewhere in this policy.

Revenue from PCS is recognized ratably over the support term and is included as a component of software support and service revenue within the consolidated statement of operations.

Revenue related to professional services is recognized upon delivery and is included as a component of software support and services revenue within the consolidated statement of operations.

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $1.4 million and $5.9 million of perpetual license revenue in three months ended June 30, 2014 and 2013, respectively, and approximately $2.9 million and $13.4 million of perpetual license revenue in the six months ended June 30, 2014 and 2013, respectively, related to sales made prior to January 1, 2013. Approximately $4.4 million and $7.3 million deferred revenue as of June 30, 2014 and December 31, 2013, related to sales made prior to January 1, 2013.

We allocated the revenue from all multiple-element arrangements entered into prior to the establishment of VSOE of fair value for its PCS and professional services to each respective revenue caption using its best estimate of value of each element based on the facts and circumstances of the arrangements, our go-to-market strategy, price list and discounts from price list as applicable. We believe that the allocation between the revenue captions allows for greater transparency and comparability of revenue from period to period even though VSOE of fair value may not have existed at that time.

Appliance revenue was less than 10% of total revenue for all periods presented and is included as a component of perpetual license revenue within the consolidated statement of operations.

Sales made through resellers are recognized as revenue upon sell-through to end customers.

Shipping charges and sales tax billed to partners are excluded from revenue.

Sales commissions and other incremental costs to acquire contracts are also expensed as incurred and are recorded in sales and marketing expense.

For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue in the consolidated balance sheets.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2014 and December 31, 2013 cash and cash equivalents consist of cash deposited with banks and money market funds for which their cost approximates their fair value.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2014 and 2013, there were no differences between net loss and comprehensive loss.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock, and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2014 and 2013, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and money market funds. Substantially all of our cash is held by one financial institution that management believes is of high-credit quality. Such deposits exceed federally insured limits. Substantially all of our money market funds are held in a single fund that is rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of June 30, 2014 and December 31, 2013 we have an allowance for doubtful accounts of $492,000.

One reseller accounted for 26% of total revenue (2% as an end customer) and 18% of total revenue (0% as an end customer) for the three months ended June 30, 2014 and 2013, respectively, and for 25% of total revenue (1% as an end customer) and 18% of total revenue (0% as an end customer) for the six months ended June 30, 2014 and 2013, respectively. The same reseller accounted for 26% and 11% of net accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

A separate reseller accounted for 13% of our net accounts receivable as of December 31, 2013.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of June 30, 2014 and as of December 31, 2013, we had inventory of $657,000 and $665,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

Software Development Costs

The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. We consider technological feasibility to have occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized. We believe our current process for developing software is essentially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Internal Use Software

We capitalize costs incurred during the application development stage related to our SaaS offering to the extent it will not be sold, leased, or otherwise marketed as a separate product. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We did not capitalize any costs during the three and six months ended June 30, 2014 and 2013, as all software developed for our cloud offering will be sold as part of our perpetual or term licenses.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, determined to be three years for computers and equipment and software, five years for furniture and fixtures, and the lesser of the remaining lease term or estimated useful life for leasehold improvements. Expenditures for repairs and software support are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected as operating expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators during the three and six months ended June 30, 2014 and 2013.

We also review our indefinite lived intangible assets for impairment. We have determined that our intangible assets have not been impaired during the three and six months ended June 30, 2014 or the corresponding periods in 2013.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including purchased intangible assets and property and equipment, by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three and six months ended June 30, 2014 and the corresponding periods in 2013 based on its historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with a service and performance condition based on the graded vesting method. We recognize compensation costs, net of forfeitures, for stock options or other awards with only service conditions on a straight-line basis over the requisite service period of the award, which is generally the vesting term.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended June 30, 2014 and 2013 was $59,000 and $138,000, respectively. Advertising expense for the six months ended June 30, 2014 and 2013 was $206,000 and $221,000, respectively.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The standard also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the potential effect on our consolidated financial statements from adoption of this standard.

2. Fair value measurement

We report all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. ASC 820 establishes and prioritizes three levels of inputs that may be used to measure fair value:

—	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
—

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

—	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2014 or December 31, 2013.

Our financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total

Money market funds	$137,401	$—	$—	$137,401
Total	$137,401	$—	$—	$137,401

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$52,901	$—	$—	$52,901
Total	$52,901	$—	$—	$52,901

As of June 30, 2014 and December 31, 2013, all money market funds had an original maturity of less than three months and were included in cash and cash equivalents in the condensed consolidated balance sheets.

3. Acquisition

On April 2014, we completed the acquisition of certain assets of Averail Corporation (“Averail”), a privately-held content security-oriented software company, for 276,466 shares of common stock and the assumption of certain liabilities. The assets acquired will provide additional features in our Docs@Work product. We obtained control of the specific assets acquired and liabilities assumed of Averail through the issuance of 276,466 shares of our common stock to the pre-existing Averail shareholders. Included in the total, 43,612 shares are subject to a holdback provision for standard representations and warranties and will be held in escrow for 18 month from the date of acquisition. The aggregate purchase price of the transaction was approximately $2.0 million, net of liabilities assumed. In connection with this acquisition, 206,463 of these shares were distributed to two Averail investors that are also MobileIron investors. In addition, one of our board members served as a director of Averail. The aggregate value of the securities issued to our investors was approximately $1.5 million.

The total consideration for this transaction was approximately $2.0 million and consisted of the following (in thousands except share data):

Common stock issued (232,854 shares)	$1,670
Holdback common stock (43,612 shares)	312
Total consideration	$1,982

Transaction costs associated with the acquisition were $167,000, all of which we expensed in the six months ended June 30, 2014, and are included in general and administrative expense in the accompanying consolidated statement of operations.

We accounted for the Averail acquisition as a business combination. The assets acquired and liabilities assumed were recorded at fair market value. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from the business combination was primarily related to value placed on the employee workforce and expected synergies.

The purchase price was allocated as follows (in thousands):

Technology – intangible asset	$1,600
Goodwill	676
Liabilities assumed	(294)
Net assets acquired	$1,982

The technology intangible asset is being amortized over a period of four years and is reported, net of accumulated amortization, in the accompanying condensed consolidated balance sheet as of June 30, 2014. Amortization expense related to the intangible asset was $100,000 for the three months ended June 30, 2014, all of which was included in cost of revenue.

The amount of revenue and earnings of Averail since the acquisition date are included in the condensed consolidated statement of operations and pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not significant to our financial results.

4. Goodwill and intangibles

Our intangible assets are subject to amortization on a straight-line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life as of June 30, 2014
	(In Years)
Noncompete covenants	2	0.2
Technology	3-5	1.3

In conjunction with the termination of the employees subject to the noncompete agreements, we reduced the remaining life of the noncompete covenants intangible asset.

The following table reflects intangible assets subject to amortization as of June 30, 2014 and as of December 31, 2013 (in thousands):

	June 30, 2014

	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
In-process research and development	$3,925	$—	$(3,925)	$—
Noncompete covenants	1,042	(677)	—	365
Technology	2,429	(537)	—	1,892
Total	$7,396	$(1,214)	$(3,925)	$2,257

	December 31, 2013
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
In-process research and development	$3,925	$—	$(3,925)	$—
Noncompete covenants	1,042	(260)	—	782
Technology	829	(300)	—	529
Total	$5,796	$(560)	$(3,925)	$1,311

Amortization of the technology intangible assets was recorded in cost of revenue.

During three months ended September 30, 2013 we recorded an impairment loss of $3.9 million against the entire recorded in-process R&D balance associated with the Push acquisition.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2014 (remaining)	$703
2015	654
2016	400
2017	400
2018	100
Total	$2,257

At June 30, 2014 and December 31, 2013, the carrying value of goodwill was as follows (in thousands):

Balance , December 31, 2013	$4,799
Additions	676
Balance, June 30, 2014	$5,475

5. Significant balance sheet components

Property and Equipment—Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Computers and appliances	$5,199	$4,265
Purchased software	1,235	856
Furniture and fixtures	177	176
Leasehold improvements	696	689
Total property and equipment	7,307	5,986
Accumulated depreciation and amortization	(3,902)	(2,891)
Total property and equipment—net	$3,405	$3,095

Accrued Expenses—Accrued expenses at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Accrued commissions	$5,094	$6,703
Accrued payroll and related expenses	3,579	3,852
Accrued vacation	3,312	2,088
Liability for early exercised stock options (Note 9)	727	938
Other accrued liabilities	2,359	1,217
Total accrued expenses	$15,071	$14,798

Deferred Revenue—Current and non-current deferred revenue at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Perpetual license	$6,230	$8,589
Subscription	14,682	10,600
Software support	23,544	19,868
Professional services	1,854	1,694
Total current and noncurrent deferred revenue	$46,310	$40,751

Included in deferred perpetual license revenue was $4.4 million and $7.3 million at June 30, 2014 and at December 31, 2013, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 to these condensed consolidated financial statements.

6. Line of credit

In August 2012, we entered into a $10.0 million revolving line of credit with a financial institution. The revolving line of credit can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid and re-borrowed until August 2014. Amounts borrowed accrue interest at a floating-per-annum rate equal to the greater of (1) the prime rate plus 1% or (2) 4.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other nonfinancial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and the borrowing capacity is limited to eligible accounts receivable.

In December 2013, we amended the revolving line of credit with the same financial institution to increase the potential borrowing capacity to $20.0 million and extend the maturity date to August 2015. All other material terms and conditions remained the same with the exception of the added requirement that we maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.15.

There were no outstanding amounts under the line of credit at June 30, 2014 and $4.3 million outstanding at December 31, 2013. As of June 30, 2014 and December 31, 2013, we were in compliance with all financial covenants.

7. Preferred Stock

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of June 30, 2014.

Immediately prior to the IPO, we were authorized to issue up to 18,604,666 shares of Series A preferred stock (“Series A”), 16,225,758 shares of Series B preferred stock (“Series B”), 13,281,250 shares of Series C preferred stock (“Series C”), 6,550,505 shares of Series D preferred stock (“Series D”), 6,429,159 shares of Series E preferred stock (“Series E”), and 8,414,493 shares of Series F preferred stock (“Series F”).

In January 2014, we issued 200,903 shares of Series F for net cash proceeds of $2.0 million. We did not issue any preferred stock in the three months ended June 30, 2014.

The following table summarizes information regarding our convertible preferred stock by class immediately prior to the IPO:

	Shares
	Authorized	Outstanding	Per share liquidation preference	Aggregate liquidation preference	Carrying value
Series A	18,604,666	13,289,037	$0.70	$9,302	$9,222
Series B	16,225,758	11,589,825	0.95	10,977	10,929
Series C	13,281,250	9,486,602	1.79	17,000	16,860
Series D	6,550,505	4,678,927	4.27	20,000	19,945
Series E	6,429,159	4,592,244	9.96	45,716	45,596
Series F	8,414,493	6,010,340	9.96	59,833	59,701
Total	69,505,831	49,646,975		$162,828	$162,253

8. Common Stock

We were authorized to issue 300,000,000 and 111,390,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2014 and December 31, 2013, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2014 and December 31, 2013, we reserved shares of common stock for issuance as follows:

	As of June 30, 2014	As of December 31, 2013
Conversion of preferred stock	—	49,446,072
Options outstanding	16,289,915	13,330,882
Unvested restricted stock outstanding	153,916	1,918,620
Options available for future grant under stock option plan	8,165,979	2,085,338
Available for grant under employee stock purchase plan	2,071,428	—
Total	26,681,238	66,780,912

9. Share Based Awards

We have authorized the issuance of stock options and restricted stock for officers, employees and consultants of the Company.

2008 Plan

In 2008, our board of directors approved the adoption of the 2008 Plan (the “2008 Plan”). As of December 31, 2013, a total of 2,085,338 shares were available for issuance under the 2008 Plan.

The 2008 Plan, which expired on June 12, 2014, provided for the grant of incentive and nonstatutory stock options to employees, nonemployee directors, and consultants of the Company. Options granted under the 2008 Plan generally become exercisable within three to four years following the date of grant and expire 10 years from the date of grant. When options are subject to the Company’s repurchase right, we may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

Our 2008 Plan was terminated following the date our 2014 Equity incentive Plan (“2014 Plan”) became effective. Any outstanding stock awards under our 2008 Plan will continue to be governed by the terms of our 2008 Plan and applicable award agreements.

2014 Equity Incentive Plan

Our board of directors adopted our 2014 Plan on April 17, 2014, and our stockholders subsequently approved the 2014 Plan on May 27, 2014. The 2014 Plan became effective on the date that our registration statement was declared effective by the SEC. The 2014 Plan is the successor to and continuation of our 2008 Plan. Upon the effective date of the 2014 Plan, no further grants can be made under our 2008 Plan.

Our 2014 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to our employees, directors and consultants. Additionally, our 2014 Plan provides for the grant of performance cash awards to our employees, directors and consultants.

The number of shares of our common stock that may be issued under our 2014 Plan is 8,142,857, which number of shares will be increased by any shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting), not to exceed 16,312,202. Additionally, the number of shares of our common stock reserved for issuance under our 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2014 Plan is 42,857,142.

Shares issued under our 2014 Plan will be authorized but unissued or reacquired shares of our common stock. Shares subject to stock awards granted under our 2014 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2014 Plan. Additionally, shares issued pursuant to stock awards under our 2014 Plan that we repurchase or that are forfeited, as well as shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award, will become available for future grant under our 2014 Plan.

2014 Employee Stock Purchase Plan

Our board of directors adopted our 2014 Employee Stock Purchase Plan, (“ESPP”) on April 17, 2014, and our stockholders subsequently approved the ESPP on May 27, 2014. The ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to our IPO. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

The aggregate number of shares of our common stock that may be issued under our ESPP is 2,071,428 shares. Additionally, the number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP.

We recorded approximately $411,000 of stock-based compensation for the three months ended June 30, 2014 related to our ESPP plan. We did not record any stock-based compensation expense related to our ESPP plan in any prior period presented.

Stock-based compensation expense

Restricted Stock

Restricted stock activity for the six months ended June 30, 2014 was as follows:

	Restricted Stock
	Time-based shares	Time-and-performance based shares	Total shares
Unvested, December 31, 2013	886,718	1,031,902	1,918,620
Granted	16,294	—	16,294
Vested	(457,828)	(559,578)	(1,017,406)
Cancelled/Forfeited	(350,440)	(413,152)	(763,592)
Unvested, June 30, 2014	94,744	59,172	153,916

For stock-based compensation expense, we measure the value of the restricted stock based on the fair value of our common stock on the date of grant.

For shares subject to service and performance conditions, we evaluate the probability of meeting the vesting conditions at the end of each reporting period to determine how much compensation expense to record. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense using the graded vesting method over the vesting periods of the awards. To the extent that actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised. In May 2014, in conjunction with the termination of certain employees, we accelerated the vesting of and repurchased or cancelled shares of restricted stock. The stock-based compensation expense recorded in the six months ended June 30, 2014 includes the remaining compensation expense associated with those shares as well as expense of $451,000 associated with the modification of the awards. As of June 30, 2014, performance conditions associated with the remaining unvested time and performance awards have been met.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plans for the six months ended June 30, 2014 was as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2013	2,085,338	13,330,882	$2.90	8.38	$38,339
Authorized	9,904,961
Granted	(4,397,027)	4,397,027	6.39
Exercised(1)	—	(907,028)	2.36
Canceled	530,966	(530,966)	3.94
Repurchased	41,741
Balance—June 30, 2014	8,165,979	16,289,915	$3.84	8.38	$92,606

Vested and exercisable—December 31, 2013		4,864,864			$19,378
Vested and expected to vest(2)— December 31, 2013		12,244,397			$35,615
Vested and exercisable—June 30, 2014		5,589,016			$41,755
Vested and expected to vest(2)—June 30, 2014		14,955,442			$85,849

(1)	Includes early exercises of 42,772 for six months ended June 30, 2014.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
Contra-revenue	$98	$13	$123	$36
Cost of revenue	328	70	429	151
Research and development	1,687	1,383	2,935	2,975
Sales and marketing	1,498	466	2,114	892
General and administrative	895	218	1,331	395
Total	$4,506	$2,150	$6,932	$4,449

During the three months ended June 30, 2014, we recorded $1.3 million in stock-based compensation expense related to employee stock options with vesting commencing on our IPO date. We accounted for these options using the graded vesting method.

We used Black-Scholes Model to estimate fair value of our stock options granted with the following weighted-average assumptions:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.8% - 2.6%	1.5% - 2.4%	1.7% - 2.7%	1.0% - 2.4%
Expected volatility	54% - 55%	52% - 53%	54% - 56%	52% - 53%
Expected life (in years)	5.8 - 10.0	5.9 - 10.0	5.6 - 10.0	5.9 - 10.0

We used Black-Sholes model to estimate fair value of our employee stock purchase plan awards with the following weighted-average assumptions:

Three Months Ended,
June 30,
	2014	2013
Expected dividend yield	—	—
Risk-free interest rate	0.1% - 0.5%	—
Expected volatility	47% - 49%	—
Expected life (in years)	0.7 - 2.2	—

Total outstanding non-employee stock options were 64,127 and 78,389 at June 30, 2014 and December 31, 2013 respectively. The non-employee stock-based compensation expense was not material for any period presented.

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of June 30, 2014, there was $24.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock. The expense related to our stock-based arrangements is expected to be recognized over a weighted average period of 3.3 years. Our stock options granted during the six months ended June 30, 2014 were typically granted with vesting terms of 48 months. As of June 30, 2014, there was $9.4 million of total unrecognized compensation expense related to our employee stock purchase plan. The expense related to our employee stock purchase plan is expected to be recognized over a weighted average period of 1.5 years.

Early Exercise of Common Stock

During the three and six months ended June 30, 2014, we issued 2,329 and 42,772 shares, respectively, of common stock for the exercise of common stock options prior to their vesting dates, or early exercises. Cash received from all such early exercises of options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity (deficit) as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of June 30, 2014 and December 31, 2013 there were 285,030 and 465,260 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the early exercise of common stock options, which were not yet vested.

As of June 30, 2014 and December 31, 2013, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $727,000 and $938,000, respectively.

10. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time employees over the age of 21. Each employee can contribute up to $17,500 annually. We have the option to provide matching contributions, but have not done so to date.

11. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2014 and 2017. Rent expense for three months ended June 30, 2014 and 2013 was $597,000 and $349,000, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $1.1 million and $746,000, respectively. On June 25, 2014, we entered into an additional rental agreement in our Mountain View, CA location. The lease term expires in 2017 and minimum lease payments are approximately $2.0 million. The aggregate future minimum lease payments under the agreements are as follows (in thousands):

Year
2014 (remaining)	$865
2015	1,791
2016	1,391
2017	699
2018	—
$4,746

Litigation

We are involved in legal proceedings arising in the ordinary course of business, including intellectual property litigation. Although management currently is of the opinion that these matters will not have a material adverse effect on our consolidated condensed consolidated financial statements, the ultimate outcome of these matters cannot be predicted at this time, due to the inherent uncertainties in litigation.

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorneys’ fees and a permanent injunction. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On May 17, 2013, the parties served infringement contentions for their respective patents, and on September 3, 2013, the parties served invalidity contentions regarding the opposing party’s patents. Discovery has commenced and a trial date has been set for July 2015. Although the outcome of this matter is currently not determinable, our management expects that any losses that are probable, or reasonably possible of being incurred as a result of this matter, would not be material to our consolidated financial statements as a whole, for all periods presented.

12. Segment information

We conduct business globally. Our chief operating decision maker (Chief Executive Officer) reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
(in thousands, except percentages)	2014	2013	2014	2013
Revenue
United States	$17,621	$13,545	$33,984	$27,153
International	13,846	11,610	25,696	23,823
Total	$31,467	$25,155	$59,680	$50,976

Substantially all of our long-lived assets were attributable to operations in the United States as of June 30, 2014 and December 31, 2013.

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and corresponding periods for 2013 (in thousands, except per share data):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(17,111)	$(6,200)	$(31,073)	$(9,342)
Denominator:
Weighted–average shares outstanding	27,108	12,892	20,385	12,873
Less: weighted average shares subject to repurchase	(1,080)	(3,200)	(1,795)	(3,429)
Weighted–average shares used to compute basic and diluted net loss per share	26,028	9,692	18,590	9,444
Basic and diluted net loss per share	$(0.66)	$(0.64)	$(1.67)	$(0.99)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2014 and 2013, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares)

	As of June 30, 2014	As of June 30, 2013
Convertible preferred stock	—	43,636,635
Options to purchase common stock and unvested restricted stock	16,728,861	15,575,707
Total	16,728,861	59,212,342

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding

Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

We invented a purpose-built mobile IT platform for enterprises to secure and manage mobile applications, content and devices while providing their employees with device choice, privacy and a native user experience. Customers use our platform as the technology foundation in their journey to become “Mobile First” organizations, embracing mobility as a primary computing platform for their employees. Our platform is extensible and fosters a growing ecosystem of application developers and technology partners who augment the functionality and add value to our platform, creating positive network effects for our customers, our ecosystem and our company.

Our platform is composed of three integrated and distributed software components: a mobile IT policy server (“Core”) that allows IT to define security and management policies across popular mobile operating systems, software on the device (“Client”) to enforce those policies at the mobile end-point, and an intelligent gateway (“Sentry”) that secures data as it moves between the device and back-end enterprise systems. Each component is distributed to accommodate corporate IT environments and integrated into a single solution for a simplified management experience. Customers, independent application vendors and technology vendors leverage our extensible interfaces to add value to our platform, and in turn, mobilize and secure their applications and content.

We were founded in 2007 and spent our first two years focused on the development of our mobile IT platform. In 2009, we released our mobile IT platform to customers globally. We have continued to introduce new products and functionality to address the management and security of mobile applications and content and have extended our solution to a cloud offering to enable deployment flexibility for our customers.  In 2012 and 2013, we released Docs@Work and Web@Work, content, application and web modules that allow our customers to easily and securely access documents and run third-party and enterprise applications, and launched our AppConnect ecosystem.  In the first half of 2014, we launched Help@Work, focused on IT support, Tunnel, our per-app VPN solution for iOS 7, MobileIron Insight, which enables IT to support devices from mobile devices, and MobileIron Spaces, that allows IT departments to establish data and task boundaries to protect user privacy and provide flexible delegation of IT responsibility.

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators.

We offer our customers the flexibility to use our software as a cloud service or to deploy it on-premise. They can also choose from various pricing options including subscription and perpetual licensing and pricing based on the number of users or devices. We target customers of all sizes across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications.

We sell our products almost entirely through our channel partners, including resellers, service providers and system integrators. Our sales force develops sales opportunities and works closely with our channel partners to sell our solutions. We have a high touch sales force focused on Global 2000 organizations, inside sales teams focused on mid-sized enterprises and sales teams that work in conjunction with service providers that focus on smaller businesses. We prioritize our internal sales and marketing efforts on potential customers that are members of the Global 2000 because we believe that they represent the largest potential opportunity.

We derive revenue from sales of our software solutions to customers, which are sold either (i) on a perpetual license basis with annual software support when deployed on-premise or (ii) on a subscription basis, which can be either deployed on premise or used as a cloud service. When we sell our solutions on a subscription basis, we generally offer a one-year term and bill customers in advance. A portion of our revenues through service providers is based on active subscriptions billed on a monthly basis. We include this revenue in subscription revenue and refer to this revenue as monthly recurring charge, or MRC.

Our gross billings, as defined below, were $34.9 million and $65.2 million in the three and six months ended June 30, 2014, representing growth rates of 73% and 52% from the corresponding periods of 2013.

Our total revenue was $31.5 million and $59.7 million in the three and six months ended June 30, 2014, respectively, representing growth rates of 25% and 17% from the corresponding periods of 2013. Because we had not established VSOE of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria were met. As a result, our total revenue includes amounts related to licenses delivered in previous years. Excluding $1.4 million and $3.0 million, respectively, of revenue recognized in the three and six months ended June 30, 2014 from perpetual licenses delivered prior to 2013, our total revenue was $30.1 million and $56.7 million, respectively, representing growth rates of 56% and 51% over the corresponding periods of 2013.

We believe that our market opportunity is large and global and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and six months ended June 30, 2014, 43% of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data and privacy, the importance of execution on our international channel partners strategy, and the importance of recruiting and retaining sufficient international personnel. International revenue for the three and six months ended June 30, 2014 was $13.8 million and $25.7 million compared to $11.6 million and $23.8 million for the corresponding periods in 2013. Domestic revenue for the three and six months ended June 30, 2014 was $17.6 million and $34.0 million, respectively, compared to $13.5 million and $27.2 million for the corresponding periods in 2013.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We plan to continue to invest for future growth, including additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. Under our current operating plan, future profitability is dependent upon continued revenue growth. We have incurred net losses of $31.1 million and $9.3 million in the six months ended June 30, 2014 and 2013, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Prospectus filed with the SEC on June 12, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the potential effect on our consolidated financial statements from adoption of this standard.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP EPS. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, and perpetual license revenue recognized from licenses delivered prior to 2013. These non-GAAP financial measures reflect adjustments based on the following items:

Perpetual license revenue recognized from licenses delivered prior to 2013

We have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and earnings per share. Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license revenue includes amounts related to licenses delivered prior to 2013. Revenue from these perpetual licenses delivered prior to 2013 has declined over each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until it is fully amortized.

Stock-based compensation expenses

We have excluded the effect of stock-based compensation expenses from our gross profit, gross margin, operating loss, operating margin, net loss, and earnings per share. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

We have excluded the effect of amortization of intangible assets from our gross profit, gross margin, operating loss, operating margin, net loss, and earnings per share. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods.

Non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP earnings per share

We believe that the exclusion of perpetual license revenue recognized from licenses delivered prior to 2013, stock-based compensation expense, and amortization of intangible assets, as relevant, from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and earnings per share provides useful measures for management and investors because revenue recognized from licenses delivered prior to 2013 has and will continue to significantly decline over time until it is fully amortized and stock-based compensation and the amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense and has and will continue to contribute to our revenue earned.

Gross and recurring billings and free cash flow

Our non-GAAP financial measures also include:  gross billings, which we define as total revenue plus the change in deferred revenue in a period; recurring billings, which we define as total revenue less perpetual license, hardware, and professional services revenue plus the change in deferred revenue for subscription and software support arrangements in a period, adjusted for nonrecurring perpetual license billings; and free cash flow, which we define as cash used in operating activities less the amount of purchase of property and equipment. We consider gross billings to be a useful metric for management and investors because gross billings drive deferred revenue, which is an important indicator of the health and visibility of our business. Similarly, we consider recurring billings to be a useful metric because recurring billings drive software support and subscription deferred revenue, which is an important indicator of the portion of our business that we would expect to recur each year. There are a number of limitations related to the use of gross and recurring billings versus revenue calculated in accordance with GAAP. First, gross and recurring billings include amounts that have not yet been recognized as revenue. Second, our calculation of gross and recurring billings may be different from other companies that report similar financial measures. We compensate for these limitations by providing specific information regarding GAAP revenue and evaluating gross and recurring billings together with revenue calculated in accordance with GAAP. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

We believe these non-GAAP financial measures are helpful in understanding our past financial performance and our future results. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on certain of these non-GAAP measures.

We monitor the following non-GAAP financial measures:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
(in thousands, except percentages and per share data)	2014	2013	2014	2013
Non-GAAP total revenue	$30,039	$19,209	$56,694	$37,557
Year-over-year percentage increase	56%	—	51%	—
Gross billings	$34,941	$20,248	$65,239	$42,831
Year-over-year percentage increase	73%	—	52%	—
Recurring billings	$18,509	$8,871	$34,267	$17,701
Percentage of gross billings	53%	44%	53%	41%
Non-GAAP gross profit	$24,628	$15,462	$46,216	$30,245
Non-GAAP gross margin	82.0%	80.5%	81.5%	80.5%
Non-GAAP operating loss	$(13,391)	$(9,765)	$(26,174)	$(17,847)
Non-GAAP operating margin	(44.6%)	(50.8%)	(46.2%)	(47.5%)
Non-GAAP net loss	$(13,597)	$(9,887)	$(26,595)	$(18,105)
Non-GAAP loss per share	$(0.52)	$(1.02)	$(1.43)	$(1.92)
Free cash flow	$(10,678)	$(6,536)	$(21,511)	$(10,240)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014	2013
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$31,467		$25,155	$59,680	$50,976
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,428)		(5,946)	(2,986)	(13,419)
Non-GAAP total revenue:	$30,039		$19,209	$56,694	$37,557
Gross billings reconciliation:		.
Total revenue	$31,467		$25,155	$59,680	$50,976
Total deferred revenue, end of period(1)	46,310		37,355	46,310	37,355
Less: Total deferred revenue, beginning of period	(42,836)		(42,262)	(40,751)	(45,500)
Total change in deferred revenue	3,474		(4,907)	5,559	(8,145)
Gross billings	$34,941		$20,248	$65,239	$42,831
Recurring billings reconciliation:
Total revenue	$31,467		$25,155	$59,680	$50,976
Less: Perpetual license revenue	(15,933)		(17,243)	(30,608)	(36,437)
Less: Professional services revenue	(638)		(412)	(1,217)	(813)
Subscription and software support deferred revenue, end of period(1)	38,226		19,689	38,226	19,689
Less: Subscription and software support deferred revenue, beginning of period	(33,947)		(18,046)	(30,468)	(14,712)
Total change in subscription and software support deferred revenue	4,279		1,643	7,758	4,977
Less: Adjustments(2)	(666)		(272)	(1,346)	(1,002)
Recurring billings	$18,509		$8,871	$34,267	$17,701
Non-GAAP gross profit reconciliation:
Gross profit	$25,559		$21,268	$48,535	$43,374
Add: Stock-based compensation expense	328		70	429	151
Add: Amortization of intangible assets	169		70	238	139
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,428)		(5,946)	(2,986)	(13,419)
Non-GAAP gross profit	$24,628		$15,462	$46,216	$30,245
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.2%		84.5%	81.3%	85.1%
GAAP to non-GAAP gross margin adjustments	0.8%		(4.0%)	0.2%	(4.6%)
Non-GAAP gross margin	82.0%		80.5%	81.5%	80.5%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(16,905)		$(6,078)	$(30,652)	$(9,084)
Add: Stock-based compensation expense	4,408		2,137	6,809	4,413
Add: Amortization of intangible assets	534		122	655	243
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,428)		(5,946)	(2,986)	(13,419)
Non-GAAP operating loss	$(13,391)		$(9,765)	$(26,174)	$(17,847)

Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(53.7%)	(24.2%)	(51.4%)	(17.8%)
GAAP to non-GAAP operating margin adjustments	9.1%	(26.6%)	5.2%	(29.7%)
Non-GAAP operating margin	(44.6%)	(50.8%)	(46.2%)	(47.5%)
Non-GAAP net loss reconciliation:
GAAP net loss	$(17,111)	$(6,200)	$(31,073)	$(9,342)
Add: Stock-based compensation expense	4,408	2,137	6,809	4,413
Add: Amortization of intangible assets	534	122	655	243
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,428)	(5,946)	(2,986)	(13,419)
Non-GAAP net loss	$(13,597)	$(9,887)	$(26,595)	$(18,105)
Non-GAAP EPS reconciliation:
GAAP earnings per share	$(0.66)	$(0.64)	$(1.67)	$(0.99)
Add: Stock-based compensation expense	0.17	0.22	0.37	0.47
Add: Amortization of intangible assets	0.02	0.01	0.04	0.03
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(0.05)	(0.61)	(0.16)	(1.42)
Non-GAAP EPS	$(0.52)	$(1.02)	$(1.42)	$(1.91)
Free cash flow:
Net cash used in operating activities	$(9,759)	$(6,069)	$(20,096)	$(9,277)
Purchase of property and equipment	(919)	(467)	(1,415)	(963)
Free cash flow	$(10,678)	$(6,536)	$(21,511)	$(10,240)
(1)

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of June 30, 2014 and June 30, 2013, $4.4 million and $15.0 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.

(2)

Includes nonrecurring perpetual license billings that consists of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See “Note 1—Summary of Significant Accounting Policies—Revenue Recognition” for a description of Deferred Portion and Bundled Arrangements.

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and six months ended June 30, 2014 and 2013.

Subscription revenue

Subscription revenue is generated primarily from subscriptions to our on-site term licenses, arrangements where perpetual and term license subscriptions are bundled together, and subscriptions to our cloud service. These revenues are recognized ratably over the subscription period or term. While most of our subscriptions have at least a one-year commitment, we also recognize in this category MRC, which is revenue from month-to-month subscription arrangements that are typically sold through service providers and billed on a monthly basis. Except for MRC, we typically bill subscriptions annually in advance.

Software support and services revenue

Software support and services revenue includes recurring revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. Revenue related to software support is recognized ratably over the support term. Software support and services revenue also includes revenue from professional services, consisting of implementation consulting services and training of customer personnel.

Cost of revenue

Perpetual license

Our cost of perpetual license revenue consists of cost of third-party software royalties and appliances.

Subscription

Our cost of subscription revenue primarily consists of costs associated with our data center operations for our cloud service, our global Customer Success organization and third-party software royalties. Cloud service data center costs primarily consist of third-party hosting facilities and information technology costs. Global Customer Success organization costs primarily consist of salaries, benefits, bonuses, stock-based compensation, depreciation, recruiting and facilities.

Software support and service

Our software support and services cost of revenue primarily consists of costs associated with our global Customer Success organization, including our customer support, professional services, customer advocacy and training teams. These costs consist of salaries, benefits, bonuses, stock-based compensation, depreciation, recruiting, facilities and information technology costs.

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, mix between perpetual and subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel costs. Research and development expense also includes costs associated with contractors and consultants, equipment and software to support our development and quality assurance departments, facilities and information technology. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services. While our research and development as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel costs, including sales commissions. We expense commissions up-front at the time of the sale. Sales and marketing expense also includes third-party events, lead generation campaigns, promotional and other marketing activities, as well as travel, equipment and software, depreciation, consulting, information technology and facilities. In the last 12 months, we significantly increased the size of our sales force, substantially increased our local sales presence internationally and increased marketing spending to generate sales opportunities. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to develop and assist our channel partners and to expand our international presence. While our sales and marketing as a percentage of total revenue may fluctuate, we expect it to decrease over the long term, as a percentage of total revenue as we continue to rely on our indirect sales channel.

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of litigation, other legal, accounting and consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company. While our general and administrative expense as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue.

Amortization of Intangible Assets

Our amortization of intangible assets consists of amortization of noncomplete covenants and purchased technology from Push and Averail acquisitions.

Other Expense—Net

Other expense, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. Interest income was insignificant for all periods presented.

Income Tax Expense

Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, research and development credits and other tax credits.

Consolidated Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Perpetual license	$15,933	$17,243	$30,608	$36,437
Subscription	7,104	3,236	13,070	5,973
Software support and services	8,430	4,676	16,002	8,566
Total revenue	31,467	25,155	59,680	50,976
Cost of revenue(1)
Perpetual license	1,013	816	2,124	1,581
Subscription	1,466	884	2,706	1,745
Software support and services	3,429	2,187	6,315	4,276
Total cost of revenue	5,908	3,887	11,145	7,602
Gross profit	25,559	21,268	48,535	43,374
Operating expenses:
Research and development(1)	11,919	8,565	22,218	17,415
Sales and marketing(1)	25,063	15,442	46,827	29,202
General and administrative(1)	5,117	3,287	9,725	5,737
Amortization of intangible assets	365	52	417	104
Total operating expenses	42,464	27,346	79,187	52,458
Operating loss	(16,905)	(6,078)	(30,652)	(9,084)
Other expense - net	95	83	192	168
Loss before income taxes	(17,000)	(6,161)	(30,844)	(9,252)
Income tax expense	111	39	229	90
Net loss	$(17,111)	$(6,200)	$(31,073)	$(9,342)
(1)	Includes Stock-based compensation expense as follows

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
Contra-revenue	$98	$13	$123	$36
Cost of revenue	328	70	429	151
Research and development	1,687	1,383	2,935	2,975
Sales and marketing	1,498	466	2,114	892
General and administrative	895	218	1,331	395
Total	$4,506	$2,150	$6,932	$4,449

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Perpetual license	51%	68%	51%	71%
Subscription	23	13	22	12
Software support and services	26	19	27	17
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	3	3	3	3
Subscription	5	3	5	4
Software support and services	11	9	11	8
Total cost of revenue	19	15	19	15
Gross profit	81	85	81	85
Operating expenses:
Research and development	38	34	37	34
Sales and marketing	80	61	79	58
General and administrative	16	13	16	11
Amortization of intangible assets	1	0	1	0
Total operating expenses	135	108	133	103
Operating loss	(54)	(23)	(52)	(18)
Other expense - net	0	0	0	0
Loss before income taxes	(54)	(23)	(52)	(18)
Income tax expense	0	0	0	0
Net loss	(54)%	(23)%	(52)%	(18)%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Perpetual	$15,933	$17,243	$(1,310)	(8%)
Subscription	7,104	3,236	3,868	120%
Software support and services	8,430	4,676	3,754	80%
Total revenue	$31,467	$25,155	$6,312	25%

	Six Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Perpetual	$30,608	$36,437	$(5,829)	(16%)
Subscription	13,070	5,973	7,097	119%
Software support and services	16,002	8,566	7,436	87%
Total revenue	$59,680	$50,976	$8,704	17%

	Three Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue
United States	$17,621	57%	$13,545	55%	$4,076	30%
International	13,846	43%	11,610	45%	2,236	19%
Total revenue	$31,467	100%	$25,155	100%	$6,312	25%

	Six Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue
United States	$33,984	57%	$27,153	53%	$6,831	25%
International	25,696	43%	23,823	47%	1,873	8%
Total revenue	$59,680	100%	$50,976	100%	$8,704	17%

Perpetual license revenue decreased $1.3 million in the three months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to a $4.5 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue was being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013, partially offset by a $3.2 million increase due to market adoption of our solutions by both new and existing customers.

Perpetual license revenue decreased $5.8 million in the six months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to a $10.4 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue was being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013, partially offset by a $4.6 million increase due to market adoption of our solutions by both new and existing customers.

Subscription revenue increased $3.9 million, or 120%, in the three months ended June 30, 2014 compared to the same period of the prior year, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC to $3.1 million in the three months ended June 30, 2014, from $1.3 million in the three months ended June 30, 2013.

Subscription revenue increased $7.1 million, or 119%, in the six months ended June 30, 2014 compared to the same period of the prior year, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC to $5.6 million in the six months ended June 30, 2014, from $2.3 million in the six months ended June 30, 2013.

Software support and services revenue increased $3.9 million, or 80%, in the three months ended June 30, 2014 compared to the same period of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Software support and services revenue increased $7.4 million, or 87%, in the six months ended June 30, 2014 compared to the same period of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 19% in the three months ended June 30, 2014 compared to the same period of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above. Revenue from AT&T, as a reseller, increased to 24% of total revenue in the three months ended June 30, 2014, as compared to 18% of total revenue in the same period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended June 30, 2014 and 2013.

Revenue from international sales increased 8% in the six months ended June 30, 2014 compared to the same period of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above. Revenue from AT&T, as a reseller, increased to 24% of total revenue in the six months ended June 30, 2014, as compared to 18% of total revenue in the same period of the prior year. No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2014 and 2013.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of revenue:
Perpetual license	$1,013	3%	$816	3%	$197	24%
Subscription	1,466	5%	884	4%	582	66%
Software support and services	3,429	11%	2,187	9%	1,242	57%
Total cost of revenue	$5,908	19%	$3,887	16%	$2,021	52%
Gross profit	$25,559		$21,268		$4,291
Gross margin		81%		85%

	Six Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of revenue:
Perpetual license	$2,124	4%	$1,581	3%	$543	34%
Subscription	2,706	5%	1,745	3%	961	55%
Software support and services	6,315	11%	4,276	8%	2,039	48%
Total cost of revenue	$11,145	20%	$7,602	14%	$3,543	47%
Gross profit	$48,535		$43,374		$5,161
Gross margin		81%		85%

Total cost of revenue increased $2.0 million, or 52%, in the three months ended June 30, 2014 compared to the same period of the prior year. Perpetual license cost of revenue increased $197,000, or 24%, primarily due to an increase in royalty and intangible asset amortization costs, partially offset by lower appliance costs. Subscription cost of revenue increased $582,000, or 66%, and software support and services cost of revenue increased $1.2 million, or 57%, reflecting, for subscription cost, an increase in data center operations expense and, for software support and services cost, an increase in our global Customer Success organization expense, which included increases in stock-based compensation expense. The decrease in gross margin in the three months ended June 30, 2014 compared to the same period of the prior year was primarily due to the unfavorable impact of the decrease in revenue that was recognized from perpetual licenses that were delivered prior to 2013. Excluding the impact of this reduction in VSOE-related revenue, gross margin increased 2% in the three months ended June 30, 2014 compared to the same period of the prior year.

Total cost of revenue increased $3.5 million, or 47%, in the six months ended June 30, 2014 compared to the same period of the prior year. Perpetual license cost of revenue increased $543,000, or 34%, primarily due to an increase in royalty costs associated with increased perpetual license sales and amortization of intangibles assets. Subscription cost of revenue increased $961,000, or 55%, and software support and services cost of revenue increased $2.0 million, or 48%, reflecting, for subscription cost, an increase in data center operations expense and, for software support and services cost, an increase in our global Customer Success organization expense, which included increases in stock-based compensation expense. The decrease in gross margin in the six months ended June 30, 2014 compared to the same period of the prior year was primarily due to the unfavorable impact of the decrease in revenue that was recognized from perpetual licenses that were delivered prior to 2013. Excluding the impact of this reduction in VSOE-related revenue, gross margin increased to 82% for the six months ended June 30, 2014 from 81% for the six months ended June 30, 2013.

Operating Expenses

	Three Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating expenses:
Research and development	$11,919	38%	$8,565	34%	$3,354	39%
Sales and marketing	25,063	80%	15,442	61%	9,621	62%
General and administrative	5,117	16%	3,287	13%	1,830	56%
Amortization of intangible assets	365	1%	52	0%	313	602%
Total operating expenses	$42,464	135%	$27,346	108%	$15,118	55%

	Six Months Ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating expenses:
Research and development	$22,218	37%	$17,415	34%	$4,803	28%
Sales and marketing	46,827	78%	29,202	57%	17,625	60%
General and administrative	9,725	16%	5,737	11%	3,988	70%
Amortization of intangible assets	417	1%	104	0%	313	301%
Total operating expenses	$79,187	132%	$52,458	102%	$26,729	51%

Research and development expense increased $3.4 million, or 39%, in the three months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $2.7 million as we increased our development headcount to support continued investment in our product and service offerings, including an increase in stock-based compensation expense of $304,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Facilities and infrastructure costs increased by $569,000 over the corresponding period in 2013.

Research and development expense increased $4.8 million, or 28%, in the six months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $3.5 million as we increased our development headcount to support continued investment in our product and service offerings. Facilities and infrastructure costs increased by $872,000 over the corresponding period in 2013. In addition, professional fees increased $268,000.

Sales and marketing expense increased $9.6 million, or 62%, in the three months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $7.5 million related to increased sales headcount to support growth and is inclusive of $2.2 million and $1.0 million of increased commission expense and stock-based compensation expense, respectively. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Travel-related expense increased $860,000 as a result of increased travel requirements of our larger sales team and our expansion into foreign markets. In addition, third-party marketing-related expense increased $571,000 as we expanded customer and partner programs, our annual user conference and other events. Facilities and infrastructure costs increased by $743,000 over the corresponding period in 2013.

Sales and marketing expense increased $17.6 million, or 60%, in the six months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $12.7 million related to increased sales headcount to support growth and is inclusive of $4.3 million and $1.2 million of increased commission expense and stock-based compensation expense, respectively. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Travel-related expense increased $1.5 million as a result of travel requirements of our larger sales team and our expansion into foreign markets. In addition, third-party marketing-related expense increased $1.4 million as we expanded customer and partner programs, our annual user conference and other events. Facilities and infrastructure costs increased by $1.9 million over the corresponding period in 2013.

General and administrative expense increased $1.8 million, or 56%, in the three months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to increases in personnel costs of $1.5 million, inclusive of an increase in stock-based compensation expense of $678,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Facilities and infrastructure costs increased by $352,000 over the corresponding period in 2013.

General and administrative expense increased $4.0 million, or 70%, in the six months ended June 30, 2014 compared to the corresponding period in 2013, primarily due to increases in personnel costs of $2.5 million including an increase in stock-based compensation expense of $937,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Professional services fees, including consulting and legal fees to support our commercial growth and advise on litigation matters, increased $851,000. Facilities and infrastructure costs increased by $523,000 over the corresponding period in 2013.

We expect that our general and administrative expenses will increase in the remainder of fiscal 2014 due to increases in compliance costs associated with being a publicly traded company.

Amortization of Intangible Assets

	Three Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Amortization of intangible assets	$365	$52	$313	602%

	Six Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Amortization of intangible assets	$417	$104	$313	301%

Amortization of intangible assets recorded in operating expense was $365,000 and $417,000 in the three and six months ended June 30, 2014, respectively, and $52,000 and $104,000 for the corresponding periods in 2013. The increase was due to the acceleration of amortization of the non-compete covenants intangible asset in conjunction with the termination of employees subject  noncompete agreements.

Other Expense—Net

	Three Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Other expense—net	$95	$83	$12	14%

	Six Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Other expense—net	$192	$168	$24	14%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar.

Income Tax Expense

	Three Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Income tax expense	$111	$39	$72	185%

	Six Months Ended,
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Income tax expense	$229	$90	$139	154%

Income tax expense was $111,000 and $229,000 during the three and six months ended June 30, 2014 and $39,000 and $90,000 during the corresponding periods in 2013, respectively, and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

	As of June 30, 2014	As of December 31, 2013
Cash and cash equivalents	$155,313	$73,573

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Net cash used in operating activities	$(20,096)	$(9,277)	$(10,819)	117%
Net cash used in investing activities	$(1,415)	$(993)	$(422)	42%
Net cash provided by financing activities	$103,251	$174	$103,077	59240%

At June 30, 2014, we had cash and cash equivalents of $155.3 million. Substantially all of our cash and cash equivalents are held in the United States.

In August 2012, we entered into a $10.0 million revolving line of credit with a financial institution. The revolving line of credit can be used to borrow for working capital and general business requirements, issue letters of credit, and enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and re-borrowed until August 2014. Amounts borrowed accrue interest at a floating per annum rate equal to the greater of the prime rate plus 1% or 4.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, other than our intellectual property, and requires us to comply with working capital, net worth and other nonfinancial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and our borrowing capacity is limited to our eligible accounts receivable. In December 2013, we amended our revolving line of credit with the same financial institution to increase the potential borrowing capacity to $20.0 million and extend the maturity date to August 2015. All other material terms and conditions remained the same with the exception of the added requirement that we maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.15. As of June 30, 2014, we had no borrowings outstanding under this revolving loan facility and we were in compliance with each of the financial and non-financial covenants described above.

Prior to our IPO, we have financed our operations primarily through private sales of equity securities. In June 2014, we raised, net of offering costs, $102.8 million in our initial public offering. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisition and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business. Cash used in operating activities was $20.1 million and $9.3 million for the six months ended, June 30 2014 and 2013, respectively.

In the six months ended June 30 2014, we used $20.1 million of cash in operating activities primarily as a result of our expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative departments. We incurred a net loss of $31.1 million in the six months ended June 30, 2014 as we increased our operating expenses 51% to $79.2 million and increased our cost of revenue 47% to $11.1 million. The net loss included non-cash charges of $8.7 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $5.6 million favorable increase in deferred revenue and a $1.7 million favorable change in accounts payable, accrued expenses and other long-term liabilities that were partially offset by increases in accounts receivable of $4.2 million and other current and noncurrent assets of $817,000.

In the corresponding period of 2013, we used $9.3 million of cash for operating activities primarily as a result of the expansion of our sales organization and investment in marketing programs, and the addition of headcount in research and development, customer success and data center operations, partially offset by cash received from customers. We incurred a net loss of $9.3 million in the six months ended June 30, 2013 as we increased our operating expenses to $52.5 million and cost of revenue to $7.6 million. The net loss included non-cash charges of $5.4 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities as uses of cash consisted of a $7.1 million unfavorable change in accounts payable, accrued expenses, and other long-term liabilities and unfavorable changes of $1.4 million in other current and noncurrent assets, which were partially offset by an increase in accounts receivable of $2.4 million.

Cash used in Investing Activities

Our investing activities have consisted of purchases of property and equipment, a business and technology and other assets. We expect to continue to make such purchases to support the growth of our business.

Cash used in investing activities was $1.4 million for the six months ended June 30, 2014 and $1.0 million in the corresponding period of 2013. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from the initial public offering, the issuance of convertible preferred stock and from the exercise of stock options, and borrowings and repayments under our revolving line of credit.

In the six months ended June 30, 2014, our financing activities provided $103.3 million of cash. Cash from financing activities in the six months ended June 30, 2014 included proceeds from our IPO of $107.0 million, net of underwriting discounts and commissions, $2.0 million of proceeds from the issuance of convertible preferred stock, $2.0 million from the exercise of stock options, partially offset by a net $4.3 million repayment of borrowings from our revolving line of credit and $3.4 million in payments of IPO offering costs.

In the six months ended June 30, 2013, our financing activities provided $174,000 from the exercise of stock options.

Off-Balance-Sheet Arrangements

At June 30, 2014 and June 30, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended June 30, 2014, compared to those disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 17, 2014.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June30, 2014. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint Good Technology sought unspecified damages, attorneys’ fees and a permanent injunction. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On May 17, 2013, the parties served infringement contentions for their respective patents, and on September 3, 2013, the parties served invalidity contentions regarding the opposing party’s patents. Discovery has commenced and a trial date has been set for July 2015. We are contesting Good Technology’s claims vigorously. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

Although we were incorporated in 2007, we did not commercially release the MobileIron platform until 2009, and we did not release our mobile application containerization and mobile content management solutions until 2012. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base on a cost-effective basis;
•	increase revenues from existing customers as they add users or devices;
•	increase revenues from existing customers as they purchase additional solutions;
•	successfully compete in our markets;
•	continue to add features and functionality to our solutions to meet customer demand;
•	gain market traction with our MobileIron cloud platform and our mobile apps and content management solutions;
•	continue to invest in research and development;
•	scale our internal business operations in an efficient and cost-effective manner;
•	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;
•	continue to expand our solutions across mobile operating systems and device platforms;
•	make our service provider partners successful in their deployments of our solutions and technology;
•	successfully expand our business domestically and internationally;

•	successfully protect our intellectual property and defend against intellectual property infringement claims; and
•	hire, integrate and retain professional and technical talent.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $25.7 million, $46.5 million and $32.5 million in 2011, 2012 and 2013, respectively, and had a net loss of $17.1 million and $31.1 million for three and six months ended June 30, 2014. As of June 30, 2014, our accumulated deficit was $159.9 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth may slow or revenue may decline for a number of reasons, including increasing competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on growth opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, including additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this prospectus. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. The timing and size of sales of our solutions makes our revenues highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Historically, a substantial portion of our revenue has been generated from sales of software solutions sold as perpetual licenses to large enterprise companies, which tend to close near the end of a given quarter. Further, other customers’ buying patterns and sales cycles can vary significantly from quarter to quarter and are not subject to an established pattern over the course of a quarter. Accordingly, at the beginning of a quarter, we have limited visibility into the level of sales that will be made in that quarter. If expected revenue at the end of any quarter is reduced or delayed for any reason, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results or other key metrics for a given quarter.

Our operating results may fluctuate due to a variety of other factors, many of which are outside of our control, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•	the inherent complexity, length and associated unpredictability of our sales cycles for our solutions;
•

the extent to which our customers and prospective customers delay or defer purchase decisions in a quarter, particularly in the last few weeks of the quarter, which is when we typically complete a large portion of our sales for a quarter;

•	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;
•	changes in pricing due to competitive pricing pressure or other factors;
•	reductions in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;
•	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license versus a subscription or MRC basis;
•

the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which revenue from sales transactions in a given period may not be recognized until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	changes in our mix of revenue as a result of our different deployment options and licensing models and the ensuing revenue recognition effects;
•	changes in foreign currency exchange rates; and
•	general economic conditions in our domestic and international markets.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

If our customers do not place significant follow-on orders to deploy our solutions widely throughout their companies, or if they do not renew with us or if they do not purchase additional solutions, our future revenue and operating results will be harmed.

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important that they later expand the use of our software on substantially more devices or for more users throughout their business. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants and consolidation in the mobile IT market, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the perceived need for additional solutions, features or functionality, the perceived reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer.

Further, existing customers that purchase our solutions have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and given our limited operating history, we are unable to accurately predict our customer expansion or renewal rates. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all.

For smaller or simpler deployments, the switching costs and time are relatively minor compared to traditional enterprise software deployments and a customer may decide not to renew with us and switch to a competitor’s offerings. Accordingly, we must invest significant time and resources in providing ongoing value to our customers. If these efforts fail, or if our customers do not renew for other reasons, or if they renew on terms less favorable to us, our revenue may decline and our business will suffer.

We compete in rapidly evolving markets and must develop new solutions and enhancements to our existing solutions. If we fail to predict and respond rapidly to emerging technological trends and our customers’ changing needs, we may not be able to remain competitive.

Our markets are characterized by rapidly changing technology, changing customer needs, evolving operating system standards and frequent introductions of new offerings. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer and multiple operating system requirements and continue to develop or acquire new solutions and features that meet market demands and technology trends. Likewise, if our competitors introduce new offerings that compete with ours or incorporate features that are not available in our solutions, we may be required to reposition our solutions or introduce new solutions in response to such competitive pressure. We may not have access to or have adequate notice of new operating system developments, and we may experience unanticipated delays in developing new solutions and cloud services or fail to meet customer expectations for such solutions. If we fail to timely develop and introduce new solutions or enhancements that respond adequately to new challenges in the mobile IT market, our business could be adversely affected, especially if our competitors are able to more timely introduce solutions with such increased functionality.

We have a primary back-end technology platform that can be used as a cloud service or deployed on premise and a second back-end platform that is purpose-built as a cloud-only large scale, multi-tenant platform. We must continually invest in both platforms, and the existence of two back-end technology platforms makes engineering more complex and expensive and may introduce compatibility challenges. We have made significant investments in the cloud-only platform and have not yet gained substantial market traction with the cloud-only platform. Should our MobileIron cloud-only platform fail to achieve substantial market traction, we would lose the value of our investment and our business and operating results may be harmed.

Further, we may be required to commit significant resources to developing new solutions before knowing whether our investments will result in solutions that the market will accept. These risks are greater in the mobile IT market because our software is deployed on phones and tablets that run on different operating systems such as iOS, Android and Windows Phone, and these multiple operating systems change frequently in response to consumer demand. As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only PCs. We may experience technical design, engineering, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements on both of our technology platforms. As a result, we may not be successful in modifying our current solutions or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

Finally, all of our additional solutions require customers to use our MobileIron platform, whether deployed on-premise or through our cloud service. As such, virtually all of our revenue depends on the continued adoption and use of our MobileIron platform. If customers and prospective customers decided to stop using or purchasing the MobileIron platform, our product strategy would fail and our business would be harmed.

We are in a highly competitive market, and competitive pressures from existing and new companies may harm our business, revenues, growth rates and market share. In addition, there has been consolidation in our market, and a number of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater resources than we do.

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Citrix, Good Technology, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, Zenprise acquired Sparus and was then acquired by Citrix, AirWatch was acquired by VMware and Fiberlink was acquired by IBM. These large corporations have longer operating histories, greater name recognition, larger customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Consolidation is expected to continue in our industry. As a result of consolidation, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and develop and expand their solution and service offerings and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from purchasing our solutions, including through selling at zero or negative margins or through solution bundling. Potential customers may have invested substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

We expect competition to intensify in the future as new and existing competitors introduce new solutions into our market. In addition, some of our competitors have entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. This competition has resulted in the past and could in the future result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could harm our business, operating results or financial condition. Competitors’ offerings may in the future have better performance, better features, lower prices and broader acceptance than our solutions, or embody new technologies, which could render our existing solutions obsolete or less attractive to customers, or be bundled with legacy enterprise security and management products as a “one-stop-shop” offering, which certain customers with large installed bases of those legacy products may prefer. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions, our business, operating results and financial condition could be materially and adversely affected.

Changes in features and functionality by operating system providers and mobile device manufacturers could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy and harm our business.

Our platform depends on interoperability with operating systems, such as those provided by Apple, Google and Microsoft, as well as device manufacturers. Because mobile operating systems are released more frequently than legacy PC operating systems, and we typically have limited advance notice of changes in features and functionality of operating systems and mobile devices, we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of this limited advance noetic, we also have a short time to implement and test changes to our product to accommodate these new features, which increases the risk of product defects. In addition, if we fail to enable IT departments to support operating system upgrades upon release, our business and reputation could suffer. This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features and functionality, which could harm our business.

Operating system providers have included, and may continue to include, features and functionality in their operating systems that are comparable to certain of our solutions, features and/or functionality, thereby making our platform less valuable. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our mobile IT solutions in mobile operating systems may have an adverse effect on our ability to market and sell our solutions. Even if the functionality offered by mobile operating system providers is more limited than our solutions, a significant number of potential customers may elect to accept such limited functionality in lieu of purchasing our solutions. Furthermore, some of the features and functionality in our solutions require interoperability with operating system APIs, and if operating system providers decide to restrict our access to their APIs, that functionality would be lost and our business could be impaired.

A failure of our product strategy with regard to mobile application and content management would harm our business.

Our product strategy depends on our existing and potential customers’ continued adoption of our solutions, features and functionality for both mobile application and mobile content management. Potential slow ramp of customer-built mobile business applications for iOS, Android and Windows Phone would slow the need and adoption of our platform for mobile application management and security. Additionally, the value of our AppConnect ecosystem could decrease if competitors’ SDK or app wrapping technologies are perceived to have advantages over our own, resulting in the loss of ecosystem partners. Customers’ preference for mobile applications could also shift to browser-based applications that can run on any mobile device through a web browser, which would reduce the value of our mobile application containerization solution. In addition, operating system providers could act in ways that could harm our mobile content and apps product strategy. For example, Microsoft recently released an Office suite for iOS and Android and if this application is widely adopted by enterprises for content creation, storage and management, the value of our own mobile content management solution and the value of our ecosystem of collaboration and storage partners may diminish. If our product strategy around mobile apps and content management fails or is not as successful as we hope for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

We have experienced rapid growth in recent periods. If we are not able to manage this growth and expansion, our operating results may suffer.

We have experienced rapid growth in our customer base and have significantly expanded our operations during the past few years. In particular, we are aggressively investing in additional engineering resources to support and expand both our MobileIron cloud services and on-premise software infrastructure, our associated customer success infrastructure, our global sales and marketing infrastructure and our general and administrative and other operations infrastructure, including both personnel and facilities. Our employee headcount has increased during the first half of fiscal 2014 and we plan to continue to add new employees for the remainder of 2014. In addition, we hired a new Chief Financial Officer in December 2013. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. For example, due to the growth of our operations, we may need to relocate and consolidate operations in the Bay Area, where our headquarters is located. Our ability to manage our operations and growth will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If we experience increased sales and our operations infrastructure fails to keep pace with increased sales or support requirements, customers may experience disruptions in service or support, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and facilities at the pace necessary to accommodate our growth, and our failure to do so may have an adverse effect on our business. For example, we are in the process of working with certain of our service provider partners to enable them to develop and sell their own branded mobile IT cloud service solutions based on our MobileIron cloud-only platform, which could strain our existing technology operations infrastructure. If we fail to efficiently expand our engineering, sales and marketing, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we plan or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

A disruption or security breach of our cloud service could result in liabilities, lost business and reputational harm.

If a customer has deployed our cloud service, we have access to certain data in order to facilitate the operation of the software, such as the employees’ names, registration credentials, business emails, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breaches and computer hacking attacks, whether through third-party action or employee error or malfeasance, could cause loss of this information, litigation, indemnity obligations and reputational harm. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Because our software is designed to enable IT administrators to secure and manage employees’ mobile devices, if an actual or perceived breach of our security occurs and data is compromised, we would likely suffer particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer using our cloud services may affect the overall service in unanticipated ways and may cause a disruption in service for other cloud services customers. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. If we sustain frequent or prolonged disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

Defects in our solutions could result in data breaches or other disruption, subject us to substantial liability and harm our business.

Because the mobile IT market involves multiple operating platforms, we provide frequent incremental releases of solution updates and functional enhancements. Such new versions frequently contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new errors in our existing solutions may be detected in the future. Defects in our solutions may also result in vulnerability to security attacks, which could result in claims by customers and users for losses that they sustain.

Because our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may stop using or fail to expand use of our solutions, delay or withhold payment to us, elect not to renew and make warranty claims or other claims against us. In addition, we rely on positive customer experience in order to sell to new customers. Defects or disruptions in our solution could result in reputational harm and loss of future sales. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our development efforts, damage our reputation and the reputation of our solutions, cause significant customer relations problems and can result in product liability claims.

Disruptions of the third-party data centers that host our cloud service could result in delays or outages of our cloud service and harm our business.

We currently host our cloud service from third-party data center facilities operated by several different providers located around the world, such as Equinix, Amazon Web Services and Peer 1. Any damage to, or failure of, our cloud service that is hosted by these third parties, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of data. While the third-party hosting centers host the server infrastructure, we manage the cloud services through our technological operations team and need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. In some cases, we have entered into contractual service level commitments to maintain uptime of at least 99.9% for our cloud services platform and if we or our third-party data center facilities fail to meet these service level commitments, we may have to issue service credits to these customers. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business.

The prices of our solutions may decrease or we may change our licensing or subscription renewal programs or bundling arrangements, which may reduce our revenue and adversely impact our financial results.

The prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions toward subscription, bundling of solutions, features and functionality by us or our competitors, potential changes in our pricing, anticipation of the introduction of new solutions, or promotional programs for customers or channel partners. Competition and consolidation continue to increase in the markets in which we participate, and we expect competition to further increase in the future, leading to increased pricing pressures. Larger competitors with more diverse product lines may reduce the price of solutions or services that compete with ours or may bundle their solutions with other solutions and services. Furthermore, we anticipate that the sales prices and gross profits for our solutions will decrease over product life cycles. If we are unable to increase sales to offset any decline in our prices, our business and results of operations would be harmed.

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models and terms and conditions. We have in the past and could in the future implement new licensing programs and subscription renewal programs or bundling arrangements, including promotional programs or specified enhancements to our current and future solutions. For example, in 2014 we introduced per user pricing as an additional pricing option for our customers, which is at a higher list price than our per device pricing. Such changes could result in deferring revenue recognition regardless of the date of the initial shipment or licensing of our solutions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our solutions, related enhancements and services and could adversely affect our operating results and financial condition.

Our ability to sell our solutions is highly dependent on the quality of our support, which is made complex by the requirements of mobile IT. Our failure to offer high quality support would have a material adverse effect on our sales and results of operations.

Once our solutions are deployed, our customers depend on our support organization or that of our channel partners to resolve any issues relating to our solutions. If we do not provide effective ongoing support, it would adversely affect our ability to sell our solutions or increase the number of licenses sold to existing customers. Our customer support is especially critical because the mobile IT market requires relatively frequent software releases. Mobile IT requires a complex set of features, functionality and controls, which makes support critical and difficult. In addition, we target Global 2000 customers, many of whom have complex networks and require higher levels of support than smaller customers. As customers deploy more licenses and purchase a broader array of our solutions, the complexity and difficulty of our support obligations increase. If we fail to meet the requirements of the larger customers, it may be more difficult to increase our deployments either within our existing Global 2000 or other customers or with new Global 2000 customers. We face additional challenges in supporting our non-U.S. customers, including the need to rely on channel partners to provide support.

We rely almost entirely on channel partners for the sale and distribution of our solutions and, in some instances, for the support of our solutions. A loss of certain channel partners, a decrease in revenues from certain of these channel partners or any failure in our channel strategy could adversely affect our business.

Virtually all of our sales are through channel partners – either telecommunications carriers, which we call service providers, or other resellers, and thus we depend on our channel partners and on our channel partner strategy for virtually all of our revenue. Our international resellers often enter into agreements directly with our mutual customers to host the software and provide other value-added services, such as IT administration. Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T is our largest service provider partner and, as a reseller, was responsible for 25% (1% as an end customer) of our total revenue for the six months ended June 30, 2014, respectively.

Our agreements with AT&T and our other channel partners are non-exclusive and most of our channel partners have entered, and may continue to enter, into strategic relationships with our competitors. Our channel partners may terminate their respective relationships with us with limited or no notice and with limited or no penalty, pursue other partnerships or relationships, or attempt to develop or acquire solutions or services that compete with our solutions. If our channel partners do not effectively market and sell our solutions, if they choose to place greater emphasis on solutions of their own or those offered by our competitors, or if they fail to provide adequate support or otherwise meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. The loss of our channel partners, in particular AT&T, the failure to recruit additional channel partners, or any reduction or delay in sales of our solutions by our channel partners could materially and adversely affect our results of operations.

Additionally, we are in the process of working with certain of our service provider partners to enable them to develop and sell their own branded mobile IT cloud service solutions based on our MobileIron cloud platform. We will need to devote sufficient internal resources to enable these service providers to be successful in deploying and selling these new service provider-branded cloud service offerings, and this may strain our resources.

Our sales cycles for large enterprises can be long, unpredictable and expensive. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions. Many of our large customers have very complex IT systems, mobile environments and data privacy and security requirements. Accordingly, these customers typically undertake a significant evaluation process, which frequently involves not only our solutions, but also those of our competitors, and can result in a lengthy sales cycle. We spend substantial time, money and effort on our sales activities without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, lengthy contract negotiations, and unplanned administrative, processing and other delays. Moreover, the evolving nature of the mobile IT market may lead prospective customers to postpone their purchasing decisions pending adoption of technology by others or pending potential consolidation in the market. As a result of our lengthy sales cycle, it is difficult to predict whether and when a sale will be completed, and our operating results may vary significantly from quarter to quarter. Even if sales are completed, the revenues we receive from these customers may not be sufficient to offset our upfront investments.

We seek to sell our solutions to large enterprises. Sales to and support of these types of enterprises involve risks that could harm our business, financial position and results of operations.

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•	more complicated network requirements, which result in more difficult and time-consuming implementation processes;
•	more intense and time-consuming customer support practices;
•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
•	more customer-favorable contractual terms, including penalties;
•

longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our solution or purchases fewer licenses than we had anticipated;

•	closer relationships with, and dependence upon, large technology companies that offer competitive solutions;
•	increased reputational risk as a result of data breaches or other problems involving high profile customers; and
•	more pressure for discounts.

If we are unable to increase sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

In recent periods, an increasing portion of our sales has been generated from subscription, including MRC, licenses, which involves certain risks.

In recent periods, an increasing portion of our sales has been generated from subscription, including MRC, licenses. This model presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. Because we recognize a substantial portion of our subscription revenues over the term of the subscription agreement, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model.

Our failure to comply with privacy laws and standards could have a material adverse effect on our business.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act and state breach notification laws. Internationally, different jurisdictions have a variety of data security and privacy laws, with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently passed in Germany.

In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different privacy standards. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of our solutions and harm our business.

Our failure to adequately protect personal information and to maintain the security of enterprise data could have a material adverse effect on our business.

Employee adoption of mobile initiatives depends on the credible and clear separation of enterprise applications and data and personal information on the device, as well as the privacy of such data. For our customers, it is also essential to maintain the security of enterprise data properly while retaining the native experience users expect. While we contractually obligate our customers to make the required disclosures and gain the required consents from their employees in order to comply with applicable law regarding the processing of personally identifiable information that the employer may access, we do not control whether they in fact do so. Any claim by an employee that his or her employer had not complied with applicable privacy laws in connection with the deployment and use of our software on the employee’s mobile device could harm our reputation and business and subject us to liability, whether or not warranted. If our solutions fail to adequately separate personal information and to maintain the security of enterprise applications and data, the market perception of the effectiveness of our solutions could be harmed, employee adoption of mobile initiatives could be slowed, we could lose potential sales and existing customers, and we could incur significant liabilities. Privacy concerns, whether valid or not, may inhibit market adoption of our solutions, particularly in certain industries and foreign countries. Furthermore, the recent attention garnered by the National Security Agency’s bulk intelligence collection programs may result in further concerns surrounding privacy and technology products.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our senior management, and specifically Robert Tinker, who is our President and Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. In addition, if we are unsuccessful at integrating such acquisitions or developing the acquired technologies, the revenue and operating results of the combined company could be adversely affected. For example, during 2013, we recorded a $3.9 million impairment loss in connection with a delayed technology project from an acquisition. Further, the integration of an acquired company typically requires significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

We have indemnity obligations under our contracts with our customers and channel partners.

The mobile industry has been characterized by substantial patent infringement lawsuits. In our agreements with customers and channel partners, we typically agree to indemnify them for losses related to, among other things, claims by third parties of intellectual property infringement and sometimes data breaches resulting in the compromise of personal data. If any such indemnification obligations are triggered, we could face substantial liabilities or be forced to make changes to our solutions or terminate our customer agreements and refund monies. In addition, provisions regarding limitation of liability in our agreements with customers or channel partners may not be enforceable in some circumstances or jurisdictions or may not protect us from claims and related liabilities and costs. We maintain insurance to protect against certain types of claims associated with the use of our solutions, but our insurance may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of and divert management’s time and other resources. Furthermore, any legal claims from customers and channel partners could result in reputational harm and the delay or loss of market acceptance of our solutions.

A portion of our revenues are generated by sales to heavily regulated organizations and governmental entities, which are subject to a number of challenges and risks.

Some of our customers are either in highly regulated industries or are governmental entities and may be required to comply with more stringent regulations in connection with the implementation and use of our solutions. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale or that the organization will deploy our solution at scale. Highly regulated and governmental entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Government demand and payment for our solutions and services may be impacted by public sector budgetary cycles and funding authorizations, particularly in light of U.S. budgetary challenges, with funding reductions or delays adversely affecting public sector demand for our solutions. The additional costs associated with providing our solutions to governmental entities and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our solutions to them and to grow or maintain our customer base.

If our solutions do not interoperate with our customers’ IT infrastructure, sales of our solutions could be negatively affected.

Our solutions are designed to interoperate with our customers’ existing IT infrastructures, which have varied and complex specifications. As a result, we must attempt to ensure that our solutions interoperate effectively with these different, complex and varied back-end environments. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our solutions do not interoperate effectively, orders for our solutions could be delayed or cancelled, which would harm our revenues, gross margins and reputation, potentially resulting in the loss of existing and potential customers. The failure of our solutions to interoperate effectively within the enterprise environment may divert the attention of our engineering personnel from our development efforts and cause significant customer relations problems. In addition, if our customers are unable to implement our solutions successfully, they may not renew or expand their deployments of our solutions, customer perceptions of our solutions may be impaired and our reputation and brand may suffer.

Although technical problems experienced by users may not be caused by our solutions, our business and reputation may be harmed if users perceive our solutions as the cause of a device failure.

The ability of our solutions to operate effectively can be negatively impacted by many different elements unrelated to our solutions. For example, a user’s experience may suffer from an incorrect setting in his or her mobile device, an issue relating to his or her employer’s corporate network or an issue relating to the underlying mobile operating system, none of which we control. Even though technical problems experienced by users may not be caused by our solutions, users often perceive the underlying cause to be a result of poor performance of our solution. This perception, even if incorrect, could harm our business and reputation.

Our customers may exceed their licensed device or user count, and it is sometimes difficult to collect payments as a result of channel logistics.

Our customers license our solutions on either a per-device or per-user basis. Because we sell virtually all of our solutions through channel partners, and in some cases multiple tiers of channel partners, the logistics of collecting payments for excess usage can sometimes be time-consuming. We may also encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. If we are unable to collect from our customers for their excess usage or otherwise or if we have to write down our accounts receivable, our revenues and operating results would suffer.

If the market for our solutions shrinks or does not continue to develop as we expect, our growth prospects may be harmed.

The success of our business depends on the continued growth and proliferation of mobile IT infrastructure as an increasingly important computing platform for businesses. Our business plan assumes that the demand for mobile IT solutions will increase. However, the mobile IT market may not develop as quickly as we expect, or at all, and businesses may not continue to elect to utilize mobile IT solutions. This market for our solutions may not develop for a variety of reasons, including that larger, more established companies will enter the market or that mobile operating system companies will offer substantially similar functionality. Accordingly, demand for our solutions may not continue to develop as we anticipate, or at all, and the growth of our business and results of operations may be adversely affected. In addition, because we derive substantially all of our revenue from the adoption and use of our platform, a decline in the mobile IT market would harm the results of our business operations more seriously than if we derived significant revenue from a variety of other products and services.

The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to our market opportunity and the expected growth in the mobile IT market and other markets, including the forecasts or projections referenced in this prospectus, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth will be affected by many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of our market opportunity and market growth included in this prospectus should not be taken as indicative of our future growth.

Seasonality may cause fluctuations in our revenue.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of total revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. In addition, the type of budget (operating versus capital) available to a customer may affect its decision to purchase a perpetual license or a subscription license. In addition, our rapid growth rate over the last two years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as network security breaches, computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring near our headquarters could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications or systems, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and the quarterly amortization expense is increased or decreased. In 2013, we recorded a $3.9 million impairment loss in connection with a delayed technology project from an acquisition, and we may be required to record similar impairment charges in the future. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

Risks Related to Our International Operations

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our international revenue.

We derive a significant portion of our revenues from customers outside the United States. For the three and six months ended June 30, 2014, 43% of our revenue for each period was attributable to our international customers, primarily those located in EMEA.

We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having worldwide operations.

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

•	difficulties in executing an international channel partners strategy;
•	heightened concerns and legal requirements relating to data and privacy;
•	burdens of complying with a wide variety of foreign laws;
•	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;
•	difficulties in providing support and training to channel partners and customers in foreign countries and languages;
•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;
•	import restrictions and the need to comply with export laws;
•	difficulties in protecting intellectual property;
•	difficulties in enforcing contracts and longer accounts receivable payment cycles;
•	difficulties and costs of staffing and managing foreign operations;
•	potentially adverse tax consequences;
•	the increased cost of terminating employees in some countries; and
•	variability of foreign economic, political and labor conditions.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

We rely on channel partners to sell our solutions in international markets, the loss of which could materially reduce our revenue.

We sell our solutions in international markets almost entirely through channel partners. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, critical to our financial success. Recruiting and retaining qualified channel partners and training them to be knowledgeable about our solutions requires significant time and resources. To develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. In particular, foreign-based service provider partners are large and complex businesses, and we may have difficulty negotiating and building successful business relationships with them.

In addition, existing and future channel partners will only partner with us if we are able to provide them with competitive offerings on terms that are commercially reasonable to them. If we fail to maintain the quality of our solutions or to update and enhance them or to offer them at competitive discounts, existing and future channel partners may elect to partner with one or more of our competitors. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed.

If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners in new markets, fail to manage, train or incentivize existing channel partners effectively, or fail to provide channel partners with competitive solutions on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.

We have no long-term contracts or minimum purchase commitments with any of our channel partners, and our contracts with channel partners do not prohibit them from offering solutions that compete with ours, including solutions they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do, and we have limited control, if any, as to whether those partners sell our solutions, rather than our competitors’ solutions, or whether they devote resources to market and support our competitors’ solutions, rather than our solutions. Our failure to establish and maintain successful relationships with channel partners could materially adversely affect our business, operating results and financial condition.

Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.

A significant portion of our revenues is and will be from jurisdictions outside of the United States. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, we may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies that we acquire.

In many foreign countries, particularly in countries with developing economies, including many countries in which we operate, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other similar laws and regulations. Although we have contractual provisions in our agreements with channel partners that require them to comply with the FCPA and similar laws, we have not engaged in formal FCPA training of our channel partners. Our channel partners could take actions in violation of our policies, for which we may be ultimately held responsible. As a result of our focus on managing our rapid growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. If we or our intermediaries fail to comply with the requirements of the FCPA or other anti-corruption laws, governmental authorities in the U.S. or elsewhere could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

We are subject to export controls, and our customers and channel partners are subject to import controls.

Certain of our solutions are subject to U.S. export controls and may be exported to certain countries outside the U.S. only by first obtaining an export license from the U.S. government, or by utilizing an existing export license exception, or after clearing U.S. government agency review. Obtaining the necessary export license or accomplishing a U.S. government review for a particular export may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain solutions to U.S. embargoed or sanctioned countries, governments and persons. If we were to fail to comply with U.S. export law requirements, U.S. customs regulations, U.S. economic sanctions or other applicable U.S. laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers and the possible loss of export or import privileges. U.S. export controls, sanctions and regulations apply to our channel partners as well as to us. Any failure by our channel partners to comply with such laws, regulations or sanctions could have negative consequences, including reputational harm, government investigations and penalties.

In addition, various countries regulate the import of certain encryption and other technology by requiring an import permit, authorization, pre-classification, import certification and/or an import license. Some countries have enacted laws that could limit our customers’ ability to implement our solutions in those countries.

Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. In addition, any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and operating results.

Risks Related to Our Intellectual Property

We have been sued by third parties for alleged infringement of their proprietary rights and may be sued in the future.

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing the intellectual property rights of others. From time to time, our competitors or other third parties have claimed and we expect will in the future claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California, alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint Good Technology sought unspecified damages, attorneys’ fees and a permanent injunction. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, and are seeking the same remedies. On May 17, 2013, the parties served infringement contentions for their respective patents, and on September 3, 2013, the parties served invalidity contentions regarding the opposing party’s patents. We are contesting Good Technology’s claims vigorously. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

In the future, we may receive additional claims that our solutions infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our solutions. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. If any of our customers are sued, we would in general be required to defend and/or settle the litigation on their behalf. In addition, if we are unable to obtain licenses or modify our solutions to make them non-infringing, we might have to refund a portion of perpetual license fees paid to us and terminate those agreements, which could further exhaust our resources. In addition, we may pay substantial settlement amounts or royalties on future solution sales to resolve claims or litigation, whether or not legitimately or successfully asserted against us. Even if we were to prevail in the actual or potential claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Such disputes, with or without merit, could also cause potential customers to refrain from purchasing our solutions or otherwise cause us reputational harm.

We have been sued by non-practicing entities, or NPEs, for patent infringement in the past and may be sued by NPEs in the future. While we have settled such litigation in the past, these lawsuits, with or without merit, require management attention and can be expensive.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or solutions. The laws of some foreign countries, including countries in which our solutions are sold, may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Our use of open source software could impose limitations on our ability to commercialize our solutions.

Our solutions contain software modules licensed for use from third-party authors under open source licenses, including the GNU Public License, the GNU Lesser Public License, the Apache License and others. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary solutions to the public or offer our solutions to users at no cost. This could allow our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of sales for us.

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our solutions or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business and operating results.

We may invest or spend the proceeds of the Initial Public Offering (“IPO”) in ways with which you may not agree or in ways which may not yield a return.

The net proceeds from the sale of shares by us in the Initial Public Offering may be used for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies or other assets. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds to us from our offering may be invested with a view towards long-term benefits for our stockholders, and this may not increase our operating results or the market value of our common stock. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after this offering, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

The price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile since our Initial Public Offering and is likely to continue to be volatile. The trading price of our common stock following the Initial Public Offering depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	failure to meet quarterly guidance with regard to revenue or other key metrics;
•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of high technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•

failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our results of operations or fluctuations in our operating results;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any major change in our management;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, or if any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Insiders continue to have substantial control over our company after the IPO, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 66% of the outstanding shares of our common stock as of June 30, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results as part of our press releases, conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee and compensation committee.

We are an “Emerging Growth Company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to Emerging Growth Companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.

We may need to raise substantial additional capital in the future to:

•	fund our operations;
•	continue our research and development;
•	develop and commercialize new solutions; or
•	acquire companies, in-licensed solutions or intellectual property.
•	Our future funding requirements will depend on many factors, including:
•	market acceptance of our solutions;
•	the cost of our research and development activities;
•	the cost of defending and resolving, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost and timing of establishing additional technical support capabilities;
•	the effect of competing technological and market developments; and
•	the market for different types of funding and overall economic conditions.

We may require additional funds in the future, and we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our solutions. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our solutions or cease operations. Any of these actions could harm our operating results.

Sales of substantial amounts of our common stock in the public markets, or the perception that these sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of June 30, 2014, we have 75,770,406 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with a financing, acquisition and investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of our company.

Certain of our executive officers may be entitled to accelerated vesting of their stock options pursuant to the terms of their employment arrangements under certain conditions following a change of control of the Company. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since April 1, 2014, we have made sales of the following unregistered securities (share and per share amounts give effect to a seven-for-five reverse split of our common stock and convertible preferred stock that was effected on May 27, 2014):

(1) Between April 1, 2014 and June 30, 2014, we granted stock options or restricted stock awards under our 2008 Stock Plan to purchase an aggregate of 976,129 shares of our common stock at exercise prices ranging between $7.16 and $9.00 per share to a total of 134 employees, directors and consultants.

(2) Between April 1, 2014 and June 30, 2014, we issued and sold to our employees, directors and consultants an aggregate of 378,779 shares of our common stock upon the exercise of options for aggregate proceeds of approximately $771,320.

(3) Between April 1, 2014 and June 30, 2014, we repurchased an aggregate of 352,821 shares of our common stock from our employees or departing employees in the aggregate amount of $4,310.

The issuances and sales of the securities listed in (1), (2) and (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

On April 1, 2014 we issued 276,466 shares of our common stock to Averail in connection with our acquisition of that company. The total fair value of the consideration received for the shares was approximately $2.0 million.

In June 2014, we closed our initial public offering, or IPO, in which we sold 12,777,777 shares of common stock at a price to the public of $9.00 per share including 1,666,666 shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option. The aggregate offering price for shares sold in the offering was approximately $115 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statements on Form S-1 (File Nos. 333-195089), which were declared or became effective on June 12, 2014. The offering commenced as of June 12, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Goldman, Sachs & Co., Deutsche Bank Securities, Barclays, Raymond James, Stifel, Nomura and Blackstone Capital Markets acted as the underwriters. We raised approximately $102.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.1 million and other offering expenses of approximately $4.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b). We invested the funds received in registered money market funds.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
10.1(1)	MobileIron, Inc. 2014 Equity Incentive Plan.	10.3	S-1/A	May 29, 2014	333-195089
10.2(1)	Form of Option Agreement, Option Grant Notice, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan.	10.4	S-1/A	May 29, 2014	333-195089
10.3(1)	MobileIron, Inc. 2014 Employee Stock Purchase Plan, as amended.	10.5	S-1/A	June 9, 2014	333-195089
10.4	First Amendment to Lease Agreement, dated April 18, 2014 between the Registrant and Renault & Handley Middlefield Road Joint Venture, as successor to Renault & Handley Employees Investment Company.	10.8	S-1/A	April 23, 2014	333-195089
10.5†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented.	10.17	S-1/A	May 7, 2014	333-195089
10.6(1)	Non-Employee Directors’ Compensation Policy.	10.18	S-1/A	May 29, 2014	333-195089
10.7(1)	2014 Cash Incentive Plan	10.18	S-1/A	April 23, 2014	333-195089
10.8	Lease Agreement, dated June 25, 2014, between MobileIron, Inc. and Handley-Tittle Middlefield Joint Venture					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.1(2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

EX—101.INS(3)	XBRL Instance Document
EX—101.SCH(3)	XBRL Taxonomy Extension Schema
EX—101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
EX—101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB(3)	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order.
(1)	Management contract or compensation plan or arrangement.
(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(3)

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEIRON, INC.
By:	/s/ Robert Tinker
Robert Tinker
President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Dated: August 7, 2014