Form 10-Q
period 2014-09-30
MOBILEIRON, INC.
filed 2014-10-31
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

(650) 919-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 29, 2014, there were 75,979,600 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations;

—	our business plan and our ability to effectively manage our growth and associated investments;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel partners and logistics providers;

—	economic and industry trends or trend analysis;

—	the effects of seasonal trends on our results of operations;

—	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$147,418	$73,573
Accounts receivable, net of allowance for doubtful accounts of $408 at September 30, 2014 and $492 at December 31, 2013	33,595	24,125
Prepaid expenses and other current assets	4,733	3,712

Total current assets	185,746	101,410
Property and equipment—net	3,370	3,095
Intangible assets—net	1,723	1,311
Goodwill	5,475	4,799
Other assets	738	644

TOTAL ASSETS	$197,052	$111,259

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,463	$836
Accrued expenses	18,709	14,798
Short-term borrowings	—	4,300
Deferred revenue-current	40,996	32,422

TOTAL CURRENT LIABILITIES	63,168	52,356
Long-term liabilities:
Deferred revenue-noncurrent	8,637	8,329
Other long-term liabilities	235	140

TOTAL LIABILITIES	72,040	60,825
Commitments and contingencies (Note 11)
Convertible preferred stock:
Convertible preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2014; 69,505,831 shares authorized and 49,446,072 shares issued and outstanding at December 31, 2013	—	160,259
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 300,000,000 and 111,390,000 shares authorized, 75,942,998 shares and 11,008,283 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	8	2
Additional paid-in capital	300,424	19,007
Accumulated deficit	(175,420)	(128,834)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	125,012	(109,825)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$197,052	$111,259

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Perpetual license	$17,550	$16,932	$48,158	$53,369
Subscription	8,031	4,095	21,101	10,068
Software support and services	9,336	5,447	25,338	14,013

Total revenue	34,917	26,474	94,597	77,450

Cost of revenue
Perpetual license	1,268	816	3,392	2,397
Subscription	1,439	899	4,145	2,644
Software support and services	3,742	2,469	10,057	6,745

Total cost of revenue	6,449	4,184	17,594	11,786

Gross profit	28,468	22,290	77,003	65,664

Operating expenses:
Research and development	11,565	9,210	33,783	26,625
Sales and marketing	25,618	17,771	72,445	46,973
General and administrative	6,232	3,177	15,957	8,914
Amortization of intangible assets	365	52	782	156
Impairment of in-process research and development	—	3,925	—	3,925

Total operating expenses	43,780	34,135	122,967	86,593

Operating loss	(15,312)	(11,845)	(45,964)	(20,929)
Other expense - net	66	132	258	300

Loss before income taxes	(15,378)	(11,977)	(46,222)	(21,229)
Income tax expense	135	80	364	170

Net loss	$(15,513)	$(12,057)	$(46,586)	$(21,399)

Net loss per share, basic and diluted	$(0.20)	$(1.18)	$(1.23)	$(2.21)

Weighted-average shares used to compute net loss per share, basic and diluted	75,871	10,187	37,879	9,691

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

(Unaudited)

							Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE—December 31, 2013	49,446,072	$160,259	11,008,283	$2	$19,007	$(128,834)	$(109,825)
Issuance of common stock for stock option exercises	—	—	939,986	—	2,043	—	2,043
Vesting of early exercised stock options and restricted stock	—	—	1,293,514	—	460	—	460
Issuance of Series F preferred stock at $9.9550 per share in January—net of issuance costs of $6	200,903	1,994	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,811	—	11,811
Conversion of preferred stock for initial public offering	(49,646,975)	(162,253)	49,646,975	5	162,248	—	162,253
Issuance of common stock for initial public offering, net of issuance costs of $4,076	—	—	12,777,777	1	102,873	—	102,874
Purchase of Averail Corporation	—	—	276,463	—	1,982	—	1,982
Net loss	—	—	—	—	—	(46,586)	(46,586)

BALANCE—September 30, 2014	—	$—	75,942,998	$8	$300,424	$(175,420)	$125,012

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,586)	$(21,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,811	6,440
Depreciation	1,629	1,105
Amortization of intangible assets	1,189	364
Provision for doubtful accounts	166	—
Impairment of in-process research and development	—	3,925
Loss on disposal of equipment	21	—
Changes in operating assets and liabilities:
Accounts receivable	(9,635)	272
Other current and noncurrent assets	(1,116)	(2,018)
Accounts payable	2,287	(128)
Accrued expenses and other long-term liabilities	1,939	3,159
Deferred revenue	8,881	(8,692)

Net cash used in operating activities	(29,414)	(16,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,925)	(1,610)
Purchase of intellectual property	—	(30)

Net cash used in investing activities	(1,925)	(1,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	3,300	—
Repayments of revolving line of credit	(7,600)	—
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs of $6 and $7 in the nine months ended September 30, 2014 and 2013, respectively	1,994	47,493
Proceeds from initial public offering	106,950	—
Payment of offering costs related to initial public offering	(4,049)	—
Proceeds from employee stock purchase plan	2,518	—
Proceeds from exercise of stock options	2,071	642

Net cash provided by financing activities	105,184	48,135

NET CHANGE IN CASH AND CASH EQUIVALENTS	73,845	29,523
CASH AND CASH EQUIVALENTS—Beginning of period	73,573	38,692

CASH AND CASH EQUIVALENTS—End of period	$147,418	$68,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	222	133
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES TO ACQUIRE AVERAIL IN 2014:
Fair value of assets acquired	2,276
Liabilities assumed	(294)
Issuance of common stock	(1,982)
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Offering costs recorded in accrued liabilities	27

See accompanying notes.

MOBILEIRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

Description of Business

MobileIron, Inc., and its wholly owned subsidiaries collectively, the “Company”, “we”, “us” or “our”, provides a purpose-built mobile IT platform that enables enterprises to manage and secure mobile applications, content and devices while providing their employees with device choice, privacy and a native user experience. We were incorporated in Delaware in July 2007 and are headquartered in Mountain View, California, with additional sales and support presence in North America, Europe, the Middle East, Asia and Australia.

Initial Public Offering

In June 2014, we completed our initial public offering, or our IPO, in which we issued and sold 12,777,777 shares of common stock, including 1,666,666 million shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $9.00 per share. We received aggregate proceeds of $107.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.1 million. Upon the closing of the initial public offering, all shares of our outstanding convertible preferred stock automatically were converted into 49,646,975 shares of common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and September 30, 2013 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2014, our operating results for the three and nine months ended September 30, 2014 and September 30, 2013, and our cash flows for the nine months ended September 30, 2014 and September 30, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2013, included in our prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

On May 27, 2014, we amended and restated our amended and restated certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-for-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-for-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout these condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Segments

We have one reportable segment.

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b) under the Securities Act.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $71,000 and $134,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $240,000 and $306,000 for the nine months ended September 30, 2014 and 2013, respectively, in other expense—net in our condensed consolidated statements of operations.

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

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of perpetual software licenses, post-contract customer support for such licenses, or PCS or software support, including when and if available updates, and professional services such as consulting and training services. We also offer our software as term-based licenses and cloud-based arrangements. In addition, we install our software on servers that we ship to customers.

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

Prior to January 1, 2013, we had not established vendor specific objective evidence, or VSOE, of fair value for any of the elements in our multiple-element arrangements. As of January 1, 2013, we determined that we had sufficient history to establish VSOE of fair value for PCS and professional services. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions completed during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure.

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

Occasionally, we enter into multiple-element arrangements with our customers in which a customer may purchase a combination of software on a perpetual or term basis, PCS, professional services, and appliances. We generally provide the appliances and software upon the commencement of the arrangement and provide software-related elements throughout the support period. We account for appliance-bundled arrangements under the revised accounting standard related to multiple-element arrangements, Accounting Standard Update, or ASU, No. 2009-13, Multiple Element Arrangements, and determine the revenue to be recognized based on the standard’s fair value hierarchy and then determine the value of each element in the arrangement based on the relative selling price of the arrangement. Amounts related to appliances are generally recognized upon delivery with the remaining consideration allocated to software and software-related elements, which are recognized as described elsewhere in this policy.

Revenue from PCS is recognized ratably over the support term and is included as a component of software support and service revenue within the consolidated statement of operations.

Revenue related to professional services is recognized upon delivery and is included as a component of software support and services revenue within the consolidated statement of operations.

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $1.2 million and $4.5 million of perpetual license revenue in three months ended September 30, 2014 and 2013, respectively, and approximately $4.2 million and $18.0 million of perpetual license revenue in the nine months ended September 30, 2014 and 2013, respectively, related to sales made prior to January 1, 2013. Approximately $3.2 million and $7.3 million deferred revenue as of September 30, 2014 and December 31, 2013, respectively, related to sales made prior to January 1, 2013.

We allocated the revenue from all multiple-element arrangements entered into prior to the establishment of VSOE of fair value for our PCS and professional services to each respective revenue caption using our best estimate of value of each element based on the facts and circumstances of the arrangements, our go-to-market strategy, price list and discounts from price list as applicable. We believe that the allocation between the revenue captions allows for greater transparency and comparability of revenue from period to period even though VSOE of fair value may not have existed at that time.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2014 and December 31, 2013 cash and cash equivalents consist of cash deposited with banks and money market funds for which their cost approximates their fair value.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2014 and 2013, there were no differences between net loss and comprehensive loss.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2014 and 2013, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of September 30, 2014 and December 31, 2013 we have an allowance for doubtful accounts of $408,000 and $492,000, respectively.

One reseller accounted for 19% of total revenue (1% as an end customer) and 31% of total revenue (4% as an end customer) for the three months ended September 30, 2014 and 2013, respectively, and for 23% of total revenue (2% as an end customer) and 22% of total revenue (3% as an end customer) for the nine months ended September 30, 2014 and 2013, respectively. The same reseller accounted for 26% and 11% of net accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

A separate reseller accounted for 13% of our net accounts receivable as of December 31, 2013.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of September 30, 2014 and as of December 31, 2013, we had inventory of $883,000 and $665,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Internal Use Software

We capitalize costs incurred during the application development stage related to our SaaS offering to the extent it will not be sold, leased, or otherwise marketed as a separate product. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We did not capitalize any costs during the three and nine months ended September 30, 2014 and 2013, as all software developed for our cloud offering will be sold as part of our perpetual or term licenses.

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

Goodwill and Intangible Assets with Indefinite Lives

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill for impairment during the three and nine months ended September 30, 2014 and 2013 and observed no impairment indicators.

We also review our indefinite lived intangible assets for impairment. We have determined that our intangible assets have not been impaired during the three and nine months ended September 30, 2014. During the three months ended September 30, 2013, we abandoned an in-process research and development project and recorded a $3.9 million impairment loss.

Impairment of Finite life Long-Lived Assets

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three and nine months ended September 30, 2014 and the corresponding periods in 2013 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with a service and performance condition based on the graded vesting method. We recognize compensation costs, net of forfeitures, for stock options or other awards with only service conditions on a straight-line basis over the requisite service period of the award, which is generally the vesting term.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended September 30, 2014 and 2013 was $176,000 and $167,000, respectively. Advertising expense for the nine months ended September 30, 2014 and 2013 was $383,000 and $388,000, respectively.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the potential effect on our consolidated financial statements from adoption of this standard.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2014 or December 31, 2013.

Our financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total

Money market funds	$137,401	$—	$—	$137,401

Total	$137,401	$—	$—	$137,401

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$52,901	$—	$—	$52,901

Total	$52,901	$—	$—	$52,901

As of September 30, 2014 and December 31, 2013, all money market funds had an original maturity of less than three months and were included in cash and cash equivalents in the condensed consolidated balance sheets.

3. Acquisition

In April 2014, we completed the acquisition of certain assets of Averail Corporation, or Averail, a privately-held content security-oriented software company, for 276,466 shares of common stock and the assumption of certain liabilities. The assets acquired will provide additional features in our Docs@Work product. We obtained control of the specific assets acquired and liabilities assumed of Averail through the issuance of 276,466 shares of our common stock to the pre-existing Averail shareholders. Included in the total, 43,612 shares are subject to a holdback provision for standard representations and warranties and will be held in escrow for 18 month from the date of acquisition. The aggregate purchase price of the transaction was approximately $2.0 million, net of liabilities assumed. In connection with this acquisition, 206,463 of these shares were distributed to two Averail investors that are also MobileIron investors. In addition, one of our board members served as a director of Averail. The aggregate value of the securities issued to our investors was approximately $1.5 million.

The total consideration for this transaction was approximately $2.0 million and consisted of the following (in thousands except share data):

Common stock issued (232,854 shares)	$1,670
Holdback common stock (43,612 shares)	312

Total consideration	$1,982

Transaction costs associated with the acquisition were $167,000, all of which we expensed by September 30, 2014, and are included in general and administrative expense in the accompanying unaudited consolidated statement of operations.

We accounted for the Averail acquisition as a business combination. The assets acquired and liabilities assumed were recorded at fair market value. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from this business combination was primarily related to value placed on the employee workforce and expected synergies and will not be deductible for tax purposes.

The purchase price was allocated as follows (in thousands):

Technology – intangible asset	$1,600
Goodwill	676
Liabilities assumed	(294)

Net assets acquired	$1,982

The technology intangible asset is being amortized over a period of four years and is reported, net of accumulated amortization, in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014. Amortization expense related to the intangible asset was $100,000 and $200,000 for the three and nine months ended September 30, 2014, respectively, all of which was included in cost of revenue.

The amount of revenue and earnings of Averail since the acquisition date are included in the condensed consolidated statement of operations and pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not significant to our financial results.

4. Goodwill and Intangibles

Our intangible assets are subject to amortization on a straight-line basis over their estimated useful lives as follows:

	Estimated Life	Weighted Average Remaining Life as of September 30, 2014

	(In Years)
Technology	3-5	3.2

The following table reflects intangible assets subject to amortization as of September 30, 2014 and as of December 31, 2013 (in thousands):

	September 30, 2014

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
In-process research and development	$3,925	$—	$(3,925)	$—
Noncompete covenants	1,042	(1,042)	—	—
Technology	2,429	(706)	—	1,723

Total	$7,396	$(1,748)	$(3,925)	$1,723

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
In-process research and development	$3,925	$—	$(3,925)	$—
Noncompete covenants	1,042	(260)	—	782
Technology	829	(300)	—	529

Total	$5,796	$(560)	$(3,925)	$1,311

Amortization of the technology intangible assets was recorded in cost of revenue.

In October 2012, the Company acquired all of the issued and outstanding securities of Push Computing, Inc., or Push, a privately held provider of advanced device management and security functionality.

During three months ended September 30, 2013, we recorded an impairment loss of $3.9 million against the entire recorded in-process research and development balance associated with our acquisition of Push.

In conjunction with the termination of the employees subject to the noncompete agreements, we reduced the remaining life of the noncompete covenants intangible asset.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2014 (remaining)	$169
2015	654
2016	400
2017	400
2018	100

Total	$1,723

At September 30, 2014 and December 31, 2013, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2013	$4,799
Additions	676

Balance, September 30, 2014	$5,475

5. Significant Balance Sheet Components

Property and Equipment—Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Computers and appliances	$5,549	$4,265
Purchased software	1,369	856
Furniture and fixtures	178	176
Leasehold improvements	717	689

Total property and equipment	7,813	5,986
Accumulated depreciation and amortization	(4,443)	(2,891)

Total property and equipment—net	$3,370	$3,095

Accrued Expenses—Accrued expenses at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Accrued commissions	$6,462	$6,703
Accrued vacation	3,314	2,543
Employee stock purchase plan liability	2,518	—
Other accrued payroll-related expenses	1,903	1,309
Liability for early exercised stock options (Note 9)	503	938
Other accrued liabilities	4,009	3,305

Total accrued expenses	$18,709	$14,798

Deferred Revenue—Current and non-current deferred revenue at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Perpetual license	$5,215	$8,589
Subscription	17,213	10,600
Software support	25,322	19,868
Professional services	1,883	1,694

Total current and noncurrent deferred revenue	$49,633	$40,751

Included in deferred perpetual license revenue was $3.2 million and $7.3 million at September 30, 2014 and at December 31, 2013, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 of these condensed consolidated financial statements.

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

There were no outstanding amounts under the line of credit at September 30, 2014 and $4.3 million outstanding at December 31, 2013. As of September 30, 2014 and December 31, 2013, we were in compliance with all financial covenants.

7. Preferred Stock

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of September 30, 2014.

Immediately prior to the IPO, we were authorized to issue up to 18,604,666 shares of Series A preferred stock, or Series A, 16,225,758 shares of Series B preferred stock, or Series B, 13,281,250 shares of Series C preferred stock, or Series C, 6,550,505 shares of Series D preferred stock, or Series D, 6,429,159 shares of Series E preferred stock, or Series E, and 8,414,493 shares of Series F preferred stock, or Series F.

In January 2014, we issued 200,903 shares of Series F for net cash proceeds of $2.0 million. We did not issue any preferred stock in the three months ended September 30, 2014. During the three months ended September 30, 2013, we issued 4,771,439 shares of Series F preferred stock for approximately $47.5 million in net proceeds.

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

8. Common Stock

We were authorized to issue 300,000,000 and 111,390,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2014 and December 31, 2013, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2014 and December 31, 2013, we reserved shares of common stock for issuance as follows:

	As of September 30, 2014	As of December 31, 2013
Conversion of preferred stock	—	49,446,072
Options outstanding	16,181,237	13,330,882
Unvested restricted stock outstanding	125,447	1,918,620
Unvested early exercised stock options	192,290	465,260
Options available for future grant under stock option plan	8,232,228	2,085,338
Available for grant under employee stock purchase plan	2,071,428	—

Total	26,802,630	67,246,172

9. Share Based Awards

We have authorized the issuance of stock options and restricted stock for officers, employees and consultants of the Company.

2008 Plan

In 2008, our board of directors approved the adoption of the 2008 Stock Plan, or the 2008 Plan. As of December 31, 2013, a total of 2,085,338 shares were available for issuance under the 2008 Plan.

The 2008 Plan, which expired on June 12, 2014, provided for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants of the Company. Options granted under the 2008 Plan generally become exercisable within three to four years following the date of grant and expire 10 years from the date of grant. When options are subject to the Company’s repurchase right, we may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

Our 2008 Plan was terminated following the date our 2014 Equity Incentive Plan, or the 2014 Plan, became effective. Any outstanding stock awards under our 2008 Plan will continue to be governed by the terms of our 2008 Plan and applicable award agreements.

2014 Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan on April 17, 2014, and our stockholders subsequently approved the 2014 Plan on May 27, 2014. The 2014 Plan became effective on the date that our registration statement was declared effective by the SEC. The 2014 Plan is the successor to and continuation of our 2008 Plan. Upon the effective date of the 2014 Plan, no further grants can be made under our 2008 Plan.

Our 2014 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, or the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to our employees, directors and consultants. Additionally, our 2014 Plan provides for the grant of performance cash awards to our employees, directors and consultants.

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

2014 Employee Stock Purchase Plan

Our board of directors adopted our 2014 Employee Stock Purchase Plan, or ESPP, on April 17, 2014, and our stockholders subsequently approved the ESPP on May 27, 2014. The ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to our IPO. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The ESPP permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of our common stock on either the first day of the offering or the last day of the applicable purchase period, whichever is lower.

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

We recorded approximately $1.9 million and $2.3 million of stock-based compensation for the three and nine months ended September 30, 2014 related to our ESPP. We did not record any stock-based compensation expense related to our ESPP in 2013.

Stock-based compensation expense

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2014 was as follows:

	Restricted Stock
	Time-based shares	Time-and- performance based shares	Total shares
Unvested, December 31, 2013	886,718	1,031,902	1,918,620
Granted	16,294	—	16,294
Vested	(471,875)	(574,000)	(1,045,875)
Cancelled/Forfeited	(350,440)	(413,152)	(763,592)

Unvested, September 30, 2014	80,697	44,750	125,447

For stock-based compensation expense, we measure the value of the restricted stock based on the fair value of our common stock on the date of grant.

For shares subject to service and performance conditions, we evaluate the probability of meeting the vesting conditions at the end of each reporting period to determine how much compensation expense to record. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense using the graded vesting method over the vesting periods of the awards. To the extent that actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised. In May 2014, in conjunction with the termination of certain employees, we accelerated the vesting of and repurchased or cancelled shares of restricted stock. The stock-based compensation expense recorded in the nine months ended September 30, 2014 includes the remaining compensation expense associated with those shares as well as expense of $401,000 associated with the modification of the awards. As of September 30, 2014, performance conditions associated with the remaining unvested time and performance awards have been met.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plans for the nine months ended September 30, 2014 was as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2013	2,085,338	13,330,882	$2.90	8.38	$38,339
Authorized	9,913,915
Granted	(4,741,081)	4,741,081	6.60
Exercised(1)	—	(982,758)	2.27
Canceled	907,968	(907,968)	4.08
Repurchased	66,088

Balance—September 30, 2014	8,232,228	16,181,237	$3.95	8.05	$116,334

Vested and exercisable—December 31, 2013		4,864,864			$19,378
Vested and expected to vest(2)— December 31, 2013		12,244,397			$35,615
Vested and exercisable—September 30, 2014		6,294,738			$55,997
Vested and expected to vest(2)—September 30, 2014		15,489,389			$112,413

(1)	Includes early exercises of 42,772 for nine months ended September 30, 2014.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Contra-revenue	$—	$14	$123	$50
Cost of revenue	468	86	897	237
Research and development	1,439	1,123	4,374	4,098
Sales and marketing	1,957	511	4,071	1,403
General and administrative	1,015	257	2,346	652

Total	$4,879	$1,991	$11,811	$6,440

During the three and nine months ended September 30, 2014, we recorded $931,000 and $2.2 million in stock-based compensation expense related to employee stock options with vesting commencing on our IPO date. We accounted for these options using the graded vesting method.

We used Black-Scholes Model to estimate fair value of our stock options granted to employees with the following weighted-average assumptions:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.9%	1.6% - 1.9%	1.7% - 1.9%	1.0% - 1.9%
Expected volatility	50%	52%	50% - 53%	52% - 53%
Expected life (in years)	6.1	5.9 - 6.3	5.9 - 6.3	5.9 - 6.3

We used Black-Sholes model to estimate fair value of our employee stock purchase plan awards with the following weighted-average assumptions:

Three and Nine Months Ended, September 30,
	2014	2013
Expected dividend yield	—	—
Risk-free interest rate	0.1% - 0.5%	—
Expected volatility	47% - 49%	—
Expected life (in years)	0.7 - 2.2	—

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of September 30, 2014, there was $23.7 million of total unrecognized compensation cost related to unvested stock options and restricted stock. The expense related to our stock-based arrangements is expected to be recognized over a weighted average period of 2.5 years. Our stock options granted during the nine months ended September 30, 2014 were typically granted with vesting terms of 48 months. As of September 30, 2014, there was $7.3 million of total unrecognized compensation expense related to our employee stock purchase plan. The expense related to our employee stock purchase plan is expected to be recognized over a weighted average period of 1.5 years.

Early Exercise of Common Stock

During the nine months ended September 30, 2014, we issued 42,772 shares of common stock for the exercise of common stock options prior to their vesting dates, or early exercises. No shares were issued for early exercising stock options during the three months ended September 30, 2014. Cash received from all such early exercises of options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity (deficit) as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of September 30, 2014 and December 31, 2013 there were 192,290 and 465,260 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the early exercise of common stock options, which were not yet vested.

As of September 30, 2014 and December 31, 2013, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $503,000 and $938,000, respectively.

10. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $17,500 annually. We have the option to provide matching contributions, but have not done so to date.

11. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2014 and 2019. Rent expense for the three months ended September 30, 2014 and 2013 was $670,000 and $374,000, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $1.8 million and $1.1 million, respectively. During the nine months ended September 30, 2014, we extended the lease on one of our existing headquarters buildings and we entered into an additional rental agreement in our Mountain View, CA location. The lease term for the extended lease expires in 2017 and minimum lease payments are approximately $2.0 million. The aggregate future minimum lease payments under the agreements are as follows (in thousands):

Year
2014 (remaining)	$597
2015	2,850
2016	1,809
2017	778
2018	88
Thereafter	44

Total	$6,166

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

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware and the UK, and we have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Discovery is ongoing in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

12. Segment Information

We conduct business globally. Our chief operating decision maker (Chief Executive Officer) reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels, components or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
(in thousands)	2014	2013	2014	2013
Revenue
United States	$20,457	$15,104	$54,441	$42,256
International	14,460	11,370	40,156	35,194

Total	$34,917	$26,474	$94,597	$77,450

Substantially all of our long-lived assets were attributable to operations in the United States as of September 30, 2014 and December 31, 2013.

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and corresponding periods for 2013 (in thousands, except per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(15,513)	$(12,057)	$(46,586)	$(21,399)
Denominator:
Weighted–average shares outstanding	76,249	13,015	38,867	12,919
Less: weighted average shares subject to repurchase	(378)	(2,828)	(988)	(3,228)

Weighted–average shares used to compute basic and diluted net loss per share	75,871	10,187	37,879	9,691

Basic and diluted net loss per share	$(0.20)	$(1.18)	$(1.23)	$(2.21)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2014 and 2013, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of September 30, 2014	As of September 30, 2013
Convertible preferred stock	—	48,408,074
Options to purchase common stock and unvested restricted stock	16,498,974	15,066,336

Total	16,498,974	63,474,410

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

Our platform is composed of three integrated and distributed software components: a mobile IT policy server, or Core that allows IT to define security and management policies across popular mobile operating systems, software on the device, or Client to enforce those policies at the mobile end-point, and an intelligent gateway, or Sentry, that secures data as it moves between the device and back-end enterprise systems. Each component is distributed to accommodate corporate IT environments and integrated into a single solution for a simplified management experience. Customers, independent application vendors and technology vendors leverage our extensible interfaces to add value to our platform, and in turn, mobilize and secure their applications and content.

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

We derive revenue from sales of our software solutions to customers, which are sold either (i) on a perpetual license basis with annual software support when deployed on-premise or (ii) on a subscription basis, which can be either deployed on-premise or used as a cloud service. When we sell our solutions on a subscription basis, we generally offer a one-year term and bill customers in advance. A portion of our revenues through service providers is based on active subscriptions billed on a monthly basis. We include this revenue in subscription revenue and refer to this revenue as monthly recurring charge, or MRC.

Our gross billings, which we define as total revenue plus the change in deferred revenue, were $38.2 million and $103.5 million in the three and nine months ended September 30, 2014, representing growth rates of 47% and 50% from the corresponding periods of 2013.

Our total revenue was $34.9 million and $94.6 million in the three and nine months ended September 30, 2014, respectively, representing growth rates of 32% and 22% from the corresponding periods of 2013. Because we had not established VSOE of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria were met. As a result, our total revenue includes amounts related to licenses delivered in previous years. Excluding $1.2 million and $4.2 million, respectively, of revenue recognized in the three and nine months ended September 30, 2014 from perpetual licenses delivered prior to 2013, our total revenue was $33.7 million and $90.4 million, respectively, representing growth rates of 54% and 52% over the corresponding periods of 2013.

We believe that our market opportunity is large and global and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and nine months ended September 30, 2014, 41% and 42%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data and privacy, the importance of execution on our international channel partners strategy, and the importance of recruiting and retaining sufficient international personnel. International revenue for the three and nine months ended September 30, 2014 was $14.5 million and $40.2 million compared to $11.4 million and $35.2 million for the corresponding periods in 2013. Domestic revenue for the three and nine months ended September 30, 2014 was $20.5 million and $54.4 million, respectively, compared to $15.1 million and $42.3 million for the corresponding periods in 2013.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We plan to continue to invest for future growth, including additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. Under our current operating plan, future profitability is dependent upon continued revenue growth. We have incurred net losses of $46.6 million and $21.4 million in the nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the potential effect on our consolidated financial statements from adoption of this standard.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, impairment of in-process research and development, or IPR&D, and perpetual license revenue recognized from licenses delivered prior to 2013. These non-GAAP financial measures reflect adjustments based on the following items:

Perpetual license revenue recognized from licenses delivered prior to 2013

In our non-GAAP financial measures, we have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license GAAP revenue includes amounts related to licenses delivered prior to 2013. Revenue from these perpetual licenses delivered prior to 2013 has declined over each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until the third quarter of 2017.

Stock-based compensation expenses

We have excluded the effect of stock-based compensation expenses from our gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

We have excluded the effect of amortization of intangible assets from our gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods.

Impairment of in-process research and development

During three months ended September 30, 2013, we recorded an impairment loss of $3.9 million against the entire recorded in-process research and development intangible asset. We have excluded the effect of the impairment charge from our gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. This expense is not expected to recur.

Non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of perpetual license revenue recognized from licenses delivered prior to 2013, stock-based compensation expense, and amortization of intangible assets and impairment of in-process research and development as relevant, from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because revenue recognized from licenses delivered prior to 2013 has and will continue to significantly decline over time until it is fully amortized and stock-based compensation, amortization of intangible assets and impairment of in-process research and development have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense and has and will continue to contribute to our revenue earned.

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

We monitor the following non-GAAP financial measures:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
(in thousands, except percentages and per share data)	2014	2013	2014	2013
Non-GAAP total revenue	$33,705	$21,938	$90,399	$59,495
Year-over-year percentage increase	54%	—	52%	—
Gross billings	$38,240	$25,927	$103,479	$68,758
Year-over-year percentage increase	47%	—	50%	—
Recurring billings	$20,170	$12,037	$54,437	$29,738
Percentage of gross billings	53%	46%	53%	43%
Non-GAAP gross profit	$27,893	$17,909	$74,109	$48,154
Non-GAAP gross margin	82.8%	81.6%	82.0%	80.9%
Non-GAAP operating loss	$(11,111)	$(10,358)	$(37,285)	$(28,205)
Non-GAAP operating margin	(33.0%)	(47.2%)	(41.2%)	(47.4%)
Non-GAAP net loss	$(11,312)	$(10,570)	$(37,907)	$(28,675)
Non-GAAP loss per share	$(0.15)	$(1.04)	$(1.00)	$(2.96)
Free cash flow	$(9,828)	$(8,341)	$(31,339)	$(18,582)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$34,917	$26,474	$94,597	$77,450
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,212)	(4,536)	(4,198)	(17,955)

Non-GAAP total revenue:	$33,705	$21,938	$90,399	$59,495

Gross billings reconciliation:
Total revenue	$34,917	$26,474	$94,597	$77,450
Total deferred revenue, end of period(1)	49,633	36,808	49,633	36,808
Less: Total deferred revenue, beginning of period	(46,310)	(37,355)	(40,751)	(45,500)

Total change in deferred revenue	3,323	(547)	8,882	(8,692)

Gross billings	$38,240	$25,927	$103,479	$68,758

Recurring billings reconciliation:
Total revenue	$34,917	$26,474	$94,597	$77,450
Less: Perpetual license revenue	(17,550)	(16,932)	(48,158)	(53,369)
Less: Professional services revenue	(793)	(239)	(2,010)	(1,052)
Subscription and software support deferred revenue, end of period(1)	42,535	23,204	42,535	23,204
Less: Subscription and software support deferred revenue, beginning of period	(38,226)	(19,689)	(30,468)	(14,712)

Total change in subscription and software support deferred revenue	4,309	3,515	12,067	8,492

Less: Adjustments(2)	(713)	(781)	(2,059)	(1,783)

Recurring billings	$20,170	$12,037	$54,437	$29,738

Non-GAAP gross profit reconciliation:
Gross profit	$28,468	$22,290	$77,003	$65,664
Add: Stock-based compensation expense	468	86	897	237
Add: Amortization of intangible assets	169	69	407	208
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,212)	(4,536)	(4,198)	(17,955)

Non-GAAP gross profit	$27,893	$17,909	$74,109	$48,154

Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.5%	84.2%	81.4%	84.8%
GAAP to non-GAAP gross margin adjustments	1.3%	(2.6%)	0.6%	(3.9%)

Non-GAAP gross margin	82.8%	81.6%	82.0%	80.9%

Non-GAAP operating loss reconciliation:
GAAP operating loss	$(15,312)	$(11,845)	$(45,964)	$(20,929)
Add: Stock-based compensation expense	4,879	1,977	11,688	6,390
Add: Amortization of intangible assets and impairment of IPR&D(3)	534	4,046	1,189	4,289
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,212)	(4,536)	(4,198)	(17,955)

Non-GAAP operating loss	$(11,111)	$(10,358)	$(37,285)	$(28,205)

Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(43.9%)	(44.7%)	(48.6%)	(27.0%)
GAAP to non-GAAP operating margin adjustments	10.9%	(2.5%)	7.4%	(20.4%)

Non-GAAP operating margin	(33.0%)	(47.2%)	(41.2%)	(47.4%)

Non-GAAP net loss reconciliation:
GAAP net loss	$(15,513)	$(12,057)	$(46,586)	$(21,399)
Add: Stock-based compensation expense	4,879	1,977	11,688	6,390
Add: Amortization of intangible assets and impairment of IPR&D(3)	534	4,046	1,189	4,289
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,212)	(4,536)	(4,198)	(17,955)

Non-GAAP net loss	$(11,312)	$(10,570)	$(37,907)	$(28,675)

Non-GAAP net loss reconciliation:
GAAP net loss per share	$(0.20)	$(1.18)	$(1.23)	$(2.21)
Add: Stock-based compensation expense	0.06	0.19	0.31	0.66
Add: Amortization of intangible assets and impairment of IPR&D(3)	0.01	0.40	0.03	0.44
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(0.02)	(0.45)	(0.11)	(1.85)

Non-GAAP net loss per share	$(0.15)	$(1.04)	$(1.00)	$(2.96)

Free cash flow:
Net cash used in operating activities	$(9,318)	$(7,694)	$(29,414)	$(16,972)
Purchase of property and equipment	(510)	(647)	(1,925)	(1,610)

Free cash flow	$(9,828)	$(8,341)	$(31,339)	$(18,582)

(1)	Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of September 30, 2014 and September 30, 2013, $3.2 million and $10.4 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.
(2)	Includes nonrecurring perpetual license billings that consists of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See “Note 1—Summary of Significant Accounting Policies—Revenue Recognition” for a description of Deferred Portion and Bundled Arrangements.
(3)	Includes amortization of intangible assets and impairment charge of $3.9 million during the three and nine months ended September 30, 2013 related to our in-process research and development intangible asset. See “Note 4—Goodwill and Intangibles.”

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and nine months ended September 30, 2014 and 2013.

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

Amortization of Intangible Assets

Our amortization of intangible assets consists of amortization of noncompete covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Perpetual license	$17,550	$16,932	$48,158	$53,369
Subscription	8,031	4,095	21,101	10,068
Software support and services	9,336	5,447	25,338	14,013

Total revenue	34,917	26,474	94,597	77,450

Cost of revenue(1)
Perpetual license	1,268	816	3,392	2,397
Subscription	1,439	899	4,145	2,644
Software support and services	3,742	2,469	10,057	6,745

Total cost of revenue	6,449	4,184	17,594	11,786

Gross profit	28,468	22,290	77,003	65,664

Operating expenses:
Research and development(1)	11,565	9,210	33,783	26,625
Sales and marketing(1)	25,618	17,771	72,445	46,973
General and administrative(1)	6,232	3,177	15,957	8,914
Amortization of intangible assets	365	52	782	156
Impairment of in-process research and development	—	3,925	—	3,925

Total operating expenses	43,780	34,135	122,967	86,593

Operating loss	(15,312)	(11,845)	(45,964)	(20,929)
Other expense - net	66	132	258	300

Loss before income taxes	(15,378)	(11,977)	(46,222)	(21,229)
Income tax expense	135	80	364	170

Net loss	$(15,513)	$(12,057)	$(46,586)	$(21,399)

(1)	Includes Stock-based compensation expense as follows

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Contra-revenue	$—	$14	$123	$50
Cost of revenue	468	86	897	237
Research and development	1,439	1,123	4,374	4,098
Sales and marketing	1,957	511	4,071	1,403
General and administrative	1,015	257	2,346	652

Total	$4,879	$1,991	$11,811	$6,440

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Perpetual license	50%	64%	51%	69%
Subscription	23	15	22	13
Software support and services	27	21	27	18

Total revenue	100	100	100	100

Cost of revenue
Perpetual license	3	3	4	3
Subscription	4	4	4	3
Software support and services	11	9	11	9

Total cost of revenue	18	16	19	15

Gross profit	82	84	81	85

Operating expenses:
Research and development	33	35	36	34
Sales and marketing	74	67	77	61
General and administrative	18	12	17	12
Amortization of intangible assets	1	—	—	—
Impairment of in-process research and development	—	15	—	5

Total operating expenses	126	129	130	112

Operating loss	(44)	(45)	(49)	(27)
Other expense - net	—	1	—	1

Loss before income taxes	(44)	(46)	(49)	(28)
Income tax expense	—	—	—	—

Net loss	(44)%	(46)%	(49)%	(28)%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended, September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Perpetual	$17,550	$16,932	$618	4%
Subscription	8,031	4,095	3,936	96%
Software support and services	9,336	5,447	3,889	71%

Total revenue	$34,917	$26,474	$8,443	32%

	Nine Months Ended, September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Perpetual	$48,158	$53,369	$(5,211)	(10%)
Subscription	21,101	10,068	11,033	110%
Software support and services	25,338	14,013	11,325	81%

Total revenue	$94,597	$77,450	$17,147	22%

	Three Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue
United States	$20,457	59%	$15,104	57%	$5,353	35%
International	14,460	41%	11,370	43%	3,090	27%

Total revenue	$34,917	100%	$26,474	100%	$8,443	32%

	Nine Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue
United States	$54,441	58%	$42,256	55%	$12,185	29%
International	40,156	42%	35,194	46%	4,962	14%

Total revenue	$94,597	100%	$77,450	100%	$17,147	22%

Perpetual license revenue increased $0.6 million in the three months ended September 30, 2014 compared to the corresponding period in 2013, primarily due a $4.5 million increase associated with market adoption of our solutions by both new and existing customers, partially offset by a $3.3 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Perpetual license revenue decreased $5.2 million in the nine months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to a $13.8 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013, partially offset by an $8.6 million increase due to market adoption of our solutions by both new and existing customers.

Subscription revenue increased $3.9 million, or 96%, in the three months ended September 30, 2014 compared to the corresponding period of the prior year, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC to $3.3 million in the three months ended September 30, 2014, from $1.7 million in the three months ended September 30, 2013.

Subscription revenue increased $11.0 million, or 110%, in the nine months ended September 30, 2014 compared to the corresponding period of the prior year, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC to $8.9 million in the nine months ended September 30, 2014, from $3.9 million in the nine months ended September 30, 2013.

Software support and services revenue increased $3.9 million, or 71%, in the three months ended September 30, 2014 compared to the corresponding period of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Software support and services revenue increased $11.3 million, or 81%, in the nine months ended September 30, 2014 compared to the corresponding period of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 27% in the three months ended September 30, 2014 compared to the corresponding period of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from AT&T, as a reseller, decreased to 18% of total revenue in the three months ended September 30, 2014, as compared to 27% of total revenue in the corresponding period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended September 30, 2014 and 2013.

Revenue from international sales increased 14% in the nine months ended September 30, 2014 compared to the corresponding period of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from AT&T, as a reseller, increased to 21% of total revenue in the nine months ended September 30, 2014, as compared to 19% of total revenue in the corresponding period of the prior year. No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2014 and 2013.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of revenue:
Perpetual license	$1,268	3%	$816	3%	$452	55%
Subscription	1,439	4%	899	4%	540	60%
Software support and services	3,742	11%	2,469	9%	1,273	52%

Total cost of revenue	$6,449	18%	$4,184	16%	$2,265	54%

Gross profit	$28,468		$22,290		$6,178

Gross margin		82%		84%

	Nine Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Cost of revenue:
Perpetual license	$3,392	4%	$2,397	3%	$995	42%
Subscription	4,145	4%	2,644	3%	1,501	57%
Software support and services	10,057	11%	6,745	9%	3,312	49%

Total cost of revenue	$17,594	19%	$11,786	15%	$5,808	49%

Gross profit	$77,003		$65,664		$11,339

Gross margin		81%		85%

Total cost of revenue increased $2.3 million, or 54%, in the three months ended September 30, 2014 compared to the same period of the prior year. Perpetual license cost of revenue increased $452,000, or 55%, primarily due to an increase in royalty and intangible asset amortization costs, partially offset by lower appliance costs. Subscription cost of revenue increased $540,000, or 60% due to increase is in data center operations expense. Software support and services cost of revenue increased $1.3 million, or 52%, due to an increase in our global Customer Success organization expense, which included increases in stock-based compensation expense. The decrease in gross margin in the three months ended September 30, 2014 compared to the same period of the prior year was primarily due to the unfavorable impact of the decrease in revenue that was recognized from perpetual licenses that were delivered prior to 2013. Excluding the impact of this reduction in VSOE-related revenue, gross margin increased to 83% for the three months ended September 30, 2014 from 82% for the three months ended September 30, 2013.

Total cost of revenue increased $5.8 million, or 49%, in the nine months ended September 30, 2014 compared to the same period of the prior year. Perpetual license cost of revenue increased $995,000, or 42%, primarily due to an increase in royalty costs associated with increased perpetual license sales and amortization of intangibles assets. Subscription cost of revenue increased $1.5 million, or 57%, due to an increase in data center operations expense. Software support and services cost of revenue increased $3.3 million, or 49%, due to an increase in our global Customer Success organization expense, which included increases in stock-based compensation expense. The decrease in gross margin in the nine months ended September 30, 2014 compared to the same period of the prior year was primarily due to the unfavorable impact of the decrease in revenue that was recognized from perpetual licenses that were delivered prior to 2013. Excluding the impact of this reduction in VSOE-related revenue, gross margin increased to 82% for the nine months ended September 30, 2014 from 81% for the nine months ended September 30, 2013.

Operating Expenses

	Three Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating expenses:
Research and development	$11,565	33%	$9,210	35%	$2,355	26%
Sales and marketing	25,618	74%	17,771	67%	7,847	44%
General and administrative	6,232	18%	3,177	12%	3,055	96%
Amortization of intangible assets	365	1%	52	0%	313	602%
Impairment of in-process research and development	—	0%	3,925	15%	(3,925)	(100%)

Total operating expenses	$43,780	126%	$34,135	129%	$9,645	28%

	Nine Months Ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating expenses:
Research and development	$33,783	36%	$26,625	34%	$7,158	27%
Sales and marketing	72,445	77%	46,973	61%	25,472	54%
General and administrative	15,957	17%	8,914	12%	7,043	79%
Amortization of intangible assets	782	0%	156	0%	626	401%
Impairment of in-process research and development	—	0%	3,925	5%	(3,925)	(100%)

Total operating expenses	$122,967	130%	$86,593	112%	$36,374	42%

Research and development expense increased $2.4 million, or 26%, in the three months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $2.0 million as we increased our development headcount to support continued investment in our product and service offerings, and includes an increase in stock-based compensation expense of $316,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP, but partially offset by a reduction in expense associated with restricted stock held by employees who terminated during the quarter. Facilities and other infrastructure expense increased by $410,000 to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas.

Research and development expense increased $7.2 million, or 27%, in the nine months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $5.6 million as we increased our development headcount to support continued investment in our product and service offerings. Facilities and infrastructure expense increased by $1.3 million. Professional fees and travel-related costs increased $314,000 as we used consultants and other third parties to supplement our product development efforts.

Sales and marketing expense increased $7.8 million, or 44%, in the three months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $6.2 million related to increased sales headcount to drive growth and includes $1.1 million and $1.4 million of increased commission expense and stock-based compensation expense, respectively. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Travel-related expense increased $571,000 as a result of increased travel requirements of our larger sales team and our expansion into foreign markets. Our third-party marketing-related expense increased $501,000 as we invested in public relations, marketing infrastructure, and other programs to expand our customer base and maintain and grow relationships with our existing customers. Our facilities and infrastructure expense increased by $444,000.

Sales and marketing expense increased $25.5 million, or 54%, in the nine months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to an increase in personnel costs of $18.9 million related to increased sales headcount to support growth and includes $5.5 million and $2.7 million of increased commission expense and stock-based compensation expense, respectively. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Travel- and conference-related expense increased $3.2 million as a result of travel requirements of our larger sales team, various sales events, and our expansion into foreign markets. In addition, third-party marketing-related expense increased $1.9 million as we expanded our annual user conference, added and expanded other events, and invested in other programs to expand our customer base and grow relationships with our existing customers. Facilities and infrastructure expense increased by $1.1 million.

General and administrative expense increased $3.1 million, or 96%, in the three months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to increases in personnel costs of $1.8 million that includes an increase in stock-based compensation expense of $758,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Accounting, consulting and insurance costs associated with being a publicly traded company increased $562,000. Legal fees related to litigation matters increased $377,000. Facilities and infrastructure expense increased by $201,000. Bad debt expense increased $166,000 as a result of the write-off of customer balances.

General and administrative expense increased $7.0 million, or 79%, in the nine months ended September 30, 2014 compared to the corresponding period in 2013, primarily due to increases in personnel costs of $4.3 million including an increase in stock-based compensation expense of $1.7 million. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Professional service fees to support our commercial growth and compliance and insurance costs associated with being a publicly traded company increased a combined $1.3 million. Legal fees related to litigation matters increased $565,000. Bad debt expense increased $166,000 as a result of the write-off of customer balances.

Amortization of intangible assets recorded in operating expense was $365,000 and $782,000 in the three and nine months ended September 30, 2014, respectively, and $52,000 and $156,000 for the corresponding periods in 2013. The increase was due to the acceleration of amortization of the non-compete covenants intangible asset in conjunction with the termination of employees subject to noncompete agreements.

During the three months ended September 30, 2013, we abandoned an in-process research and development project and recorded a $3.9 million impairment loss.

Other Expense—Net

	Three Months Ended, September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Other expense—net	$66	$132	$(66)	(50)%

	Nine Months Ended, September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Other expense—net	$258	$300	$(42)	(14)%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar.

Income Tax Expense

	Three Months Ended, September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Income tax expense	$135	$80	$55	69%

	Nine Months Ended, September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Income tax expense	$364	$170	$194	114%

Income tax expense was $135,000 and $364,000 during the three and nine months ended September 30, 2014 and $80,000 and $170,000 during the corresponding periods in 2013, respectively, and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

	As of September 30, 2014	As of December 31, 2013
Cash and cash equivalents	$147,418	$73,573

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Net cash used in operating activities	$(29,414)	$(16,972)	$(12,442)	73%
Net cash used in investing activities	$(1,925)	$(1,640)	$(285)	17%
Net cash provided by financing activities	$105,184	$48,135	$57,049	119%

At September 30, 2014, we had cash and cash equivalents of $147.4 million. Substantially all of our cash and cash equivalents are held in the United States.

In August 2012, we entered into a $10.0 million revolving line of credit with a financial institution. The revolving line of credit can be used to borrow for working capital and general business requirements, issue letters of credit, and enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the greater of the prime rate plus 1% or 4.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, other than our intellectual property, and requires us to comply with working capital, net worth and other nonfinancial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and our borrowing capacity is limited to our eligible accounts receivable. In December 2013, we amended our revolving line of credit with the same financial institution to increase the potential borrowing capacity to $20.0 million and extend the maturity date to August 2015. All other material terms and conditions remained the same with the exception of the added requirement that we maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.15. As of September 30, 2014, we had no borrowings outstanding under this revolving loan facility and we were in compliance with each of the financial and non-financial covenants described above.

Prior to our IPO, we have financed our operations primarily through private sales of equity securities. In June 2014, we raised, net of offering costs, $102.9 million in our initial public offering. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisition and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business. Cash used in operating activities was $29.4 million and $17.0 million for the nine months ended, September 30, 2014 and 2013, respectively.

In the nine months ended September 30, 2014, we used $29.4 million of cash in operating activities primarily as a result of our expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative departments. We incurred a net loss of $46.6 million in the nine months ended September 30, 2014 as we increased our operating expenses 42% to $123.0 million and increased our cost of revenue 49% to $17.6 million. The net loss included non-cash charges of $14.8 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of an $8.9 million favorable increase in deferred revenue and a $4.2 million favorable change in accounts payable, accrued expenses and other long-term liabilities that were partially offset by increases in accounts receivable of $9.6 million and other current and noncurrent assets of $1.1 million.

In the corresponding period of 2013, we used $17.0 million of cash for operating activities primarily as a result of the expansion of our sales organization and investment in marketing programs, and the addition of headcount in research and development, customer success and data center operations, partially offset by cash received from customers. We incurred a net loss of $21.4 million in the nine months ended September 30, 2013 as we increased our operating expenses to $86.6 million and cost of revenue to $11.8 million. The net loss included non-cash charges of $11.8 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense and an impairment charge for intangible assets related to our in-process research and development. Changes in operating assets and liabilities as uses of cash consisted of a 8.7 million of change in deferred revenue balances and of $2.0 million in other current and noncurrent assets that were partially offset by $3.0 million change in accounts payable, accrued expenses, and other long-term liabilities.

Cash Used in Investing Activities

Our investing activities have consisted of purchases of property and equipment, a business and technology and other assets. We expect to continue to make such purchases to support the growth of our business.

Cash used in investing activities was $1.9 million for the nine months ended September 30, 2014 and $1.6 million in the corresponding period of 2013. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from the initial public offering, the issuance of convertible preferred stock, from the exercise of stock options, and borrowings and repayments under our revolving line of credit.

In the nine months ended September 30, 2014, our financing activities provided $105.2 million of cash. Cash from financing activities in the nine months ended September 30, 2014 included proceeds from our IPO of $107.0 million, net of underwriting discounts and commissions, $2.0 million of proceeds from the issuance of convertible preferred stock, $2.1 million from the exercise of stock options as well as $2.5 million of cash received from employees related to the ESPP, partially offset by a net $4.3 million repayment of borrowings from our revolving line of credit and $4.0 million in payments of IPO offering costs.

In the nine months ended September 30, 2013, we received $47.5 million in cash from the issuance of Series F preferred stock. Our financing activities also provided $642,000 from the exercise of stock options.

Off-Balance-Sheet Arrangements

At September 30, 2014 and September 30, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended September 30, 2014, compared to those disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 12, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware and the UK, and we have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Discovery is ongoing in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Although we were incorporated in 2007, we did not commercially release the MobileIron platform until 2009, and we did not release our mobile application containerization and mobile content management solutions until 2012. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

—	retain and expand our customer base on a cost-effective basis;

—	increase revenues from existing customers as they add users or devices;

—	increase revenues from existing customers as they purchase additional solutions;

—	successfully compete in our markets;

—	continue to add features and functionality to our solutions to meet customer demand;

—	gain market traction with our MobileIron cloud platform and our mobile apps and content management solutions;

—	continue to invest in research and development;

—	scale our internal business operations in an efficient and cost-effective manner;

—	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;

—	continue to expand our solutions across mobile operating systems and device platforms;

—	make our service provider partners successful in their deployments of our solutions and technology;

—	successfully expand our business domestically and internationally;

—	successfully protect our intellectual property and defend against intellectual property infringement claims; and

—	hire, integrate and retain professional and technical talent.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $25.7 million, $46.5 million and $32.5 million in 2011, 2012 and 2013, respectively, and had a net loss of $15.5 million and $46.6 million for three and nine months ended September 30, 2014. As of September 30, 2014, our accumulated deficit was $175.4 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth may slow or revenue may decline for a number of reasons, including increasing competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on growth opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, including additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this prospectus. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Our operating results may fluctuate due to a variety of other factors, many of which are outside of our control, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

—	the inherent complexity, length and associated unpredictability of our sales cycles for our solutions;

—	the extent to which our customers and prospective customers delay or defer purchase decisions in a quarter, particularly in the last few weeks of the quarter, which is when we typically complete a large portion of our sales for a quarter;

—	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;

—	changes in pricing due to competitive pricing pressure or other factors;

—	reductions in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;

—	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license versus a subscription or MRC basis;

—	the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which revenue from sales transactions in a given period may not be recognized until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

—	changes in our mix of revenue as a result of our different deployment options and licensing models and the ensuing revenue recognition effects;

—	changes in foreign currency exchange rates; and

—	general economic conditions in our domestic and international markets.

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

Virtually all of our sales are through channel partners – either telecommunications carriers, which we call service providers, or other resellers, and thus we depend on our channel partners and on our channel partner strategy for virtually all of our revenue. Our international resellers often enter into agreements directly with our mutual customers to host the software and provide other value-added services, such as IT administration. Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T is our largest service provider partner and was responsible for 23% (2% as an end customer) of our total revenue for the nine months ended September 30, 2014.

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

Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions. Many of our large customers have very complex IT systems, mobile environments and data privacy and security requirements. Accordingly, these customers typically undertake a significant evaluation process, which frequently involves not only our solutions, but also those of our competitors, and can result in a lengthy sales cycle. We spend substantial time, money and effort on our sales activities without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, lengthy contract negotiations and unplanned administrative, processing and other delays. Moreover, the evolving nature of the mobile IT market may lead prospective customers to postpone their purchasing decisions pending adoption of technology by others or pending potential consolidation in the market. As a result of our lengthy sales cycle, it is difficult to predict whether and when a sale will be completed, and our operating results may vary significantly from quarter to quarter. Even if sales are completed, the revenues we receive from these customers may not be sufficient to offset our upfront investments.

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

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

—	more complicated network requirements, which result in more difficult and time-consuming implementation processes;

—	more intense and time-consuming customer support practices;

—	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

—	more customer-favorable contractual terms, including penalties;

—	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our solution or purchases fewer licenses than we had anticipated;

—	closer relationships with, and dependence upon, large technology companies that offer competitive solutions;

—	increased reputational risk as a result of data breaches or other problems involving high profile customers; and

—	more pressure for discounts.

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

Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Any failures to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

We derive a significant portion of our revenues from customers outside the United States. For the three and nine months ended September 30, 2014, 41% and 42%, respectively, of our revenue for each period was attributable to our international customers, primarily those located in EMEA.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	heightened concerns and legal requirements relating to data and privacy;

—	burdens of complying with a wide variety of foreign laws;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	difficulties and costs of staffing and managing foreign operations;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

We sell our solutions in international markets almost entirely through channel partners. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, critical to our financial success. Recruiting and retaining qualified channel partners and training them to be knowledgeable about our solutions requires significant time and resources. In some countries, we rely on a sole or very few channel partners and thus the loss of the channel partner could have a significant impact on our sales and support in those countries. To develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. In particular, foreign-based service provider partners are large and complex businesses, and we may have difficulty negotiating and building successful business relationships with them.

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

A significant portion of our revenues is and will be from jurisdictions outside of the United States. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, we may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies that we acquire.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing the intellectual property rights of others. From time to time, our competitors or other third parties have claimed and we expect will in the future claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California, alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware and the UK, and we have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Discovery is ongoing in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

The trading price of our common stock has been volatile since our Initial Public Offering and is likely to continue to be volatile. The trading price of our common stock following the Initial Public Offering depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

—	failure to meet quarterly guidance with regard to revenue or other key metrics;

—	price and volume fluctuations in the overall stock market from time to time;

—	volatility in the market prices and trading volumes of high technology stocks;

—	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

—	sales of shares of our common stock by us or our stockholders;

—	failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

—	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

—	the public’s reaction to our press releases, other public announcements and filings with the SEC;

—	rumors and market speculation involving us or other companies in our industry;

—	actual or anticipated changes in our results of operations or fluctuations in our operating results;

—	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

—	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

—	developments or disputes concerning our intellectual property or other proprietary rights;

—	announced or completed acquisitions of businesses or technologies by us or our competitors;

—	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

—	changes in accounting standards, policies, guidelines, interpretations or principles;

—	any major change in our management;

—	general economic conditions and slow or negative growth of our markets; and

—	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Insiders continue to have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 59% of the outstanding shares of our common stock as of September 30, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

We may need to raise substantial additional capital in the future to:

—	fund our operations;

—	continue our research and development;

—	develop and commercialize new solutions; or

—	acquire companies, in-licensed solutions or intellectual property.

—	Our future funding requirements will depend on many factors, including:

—	market acceptance of our solutions;

—	the cost of our research and development activities;

—	the cost of defending and resolving, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

—	the cost and timing of establishing additional sales, marketing and distribution capabilities;

—	the cost and timing of establishing additional technical support capabilities;

—	the effect of competing technological and market developments; and

—	the market for different types of funding and overall economic conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of September 30, 2014, we have 75,942,998 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

—	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

—	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

—	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

—	stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

—	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2014 and September 30, 2014, we repurchased an aggregate of 24,347 shares of our common stock from our employees or departing employees in the aggregate amount of $67,520.45. These securities were repurchased as follows:

Period	Total number of shares repurchased	Average price paid per share

July 1, 2014 through July 31, 2014	9,227	$0.55
August 1, 2014 through August 31, 2014	—	—
September 1, 2014 through September 30, 2014	15,120	$4.13

Total shares repurchased	24,347

The repurchases of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

In June 2014, we closed our initial public offering, or IPO, in which we sold 12,777,777 shares of common stock at a price to the public of $9.00 per share including 1,666,666 shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option. The aggregate offering price for shares sold in the offering was approximately $115 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statements on Form S-1 (File Nos. 333-195089), which were declared or became effective on June 12, 2014. The offering commenced as of June 12, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Goldman, Sachs & Co., Deutsche Bank Securities, Barclays, Raymond James, Stifel, Nomura and Blackstone Capital Markets acted as the underwriters. We raised approximately $102.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.1 million and other offering expenses of approximately $4.1 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b). We invested the funds received in registered money market funds.

As of September 30, 2014, we had not used any proceeds from our IPO. Pending the uses described, we maintain the cash received in cash and cash equivalents. As of September 30, 2014, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan.					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.
(2)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Dated: October 31, 2014