Form 10-K
period 2014-12-31
MOBILEIRON, INC.
filed 2015-02-27
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36471

MobileIron, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

415 East Middlefield Road

Mountain View, CA 94043

(650) 919-8100

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Yes  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No 

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer			Accelerated filer

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☒

As of June 30, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $298 million based on the number of shares held by non-affiliates as of June 30, 2014 and based on the closing sale price of the registrant's common stock as reported on the NASDAQ Stock Market on June 30, 2014 of $9.52 per share. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 77,407,287 as of February 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These risks are not exhaustive. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Form 10-K and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A, entitled “Risk Factors,” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Item 1. Business

Overview

We invented a purpose-built mobile IT platform for enterprises to secure and manage mobile applications, or apps, content and devices while providing their employees with device choice, privacy and a native user experience. Customers use our platform as the technology foundation in their journey to become “Mobile First” organizations, embracing mobility as a primary computing platform for their employees. Mobile First organizations transform their businesses by giving their employees secure access to critical business applications and content on devices employees want with a native user experience they love. Our platform is extensible and fosters a growing ecosystem of application developers and technology partners who augment the functionality and add value to our platform, creating positive network effects for our customers, our ecosystem and our company.

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

The adoption of mobile technology is a disruption of historic proportions and has outpaced earlier transitions such as mainframe to PCs and client/server to the Internet. IT departments are often challenged to provide users the benefits of mobility, while simultaneously satisfying enterprise security and compliance requirements. Users want to access business apps and corporate content on their favorite smartphone and tablet with the same ease of use they experience on those devices in their personal lives. Users also expect their privacy to be preserved when using their personal devices at work.

Our mobile IT platform addresses the requirements across all phases of customers’ journeys to become Mobile First organizations. It provides value to both end-users and IT departments. End-users get apps and content that they need to get their job done on the mobile device of their choice while preserving the native device experience. Enterprise IT departments get a security and management platform that easily integrates into their existing IT or cloud infrastructure and allows them to protect and manage corporate data and apps, independent of the mobile device, for both corporate-owned, bring your own device, or BYOD, and mixed device ownership environments.

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 8,000 customers since 2009. We enhance the value of our platform by introducing additional products and upselling these additional products to our customers. For example, in 2014, we extended our platform with new functionality such as DataView, an updated Docs@Work, Help@Work, integration with Microsoft System Center, Single Sign-On, and Tunnel. Our global customer support team is focused on enabling successful customers, leading to additional sales and renewals of subscription and software agreements. In 2014, we generated over half of our gross billings from recurring sources. Our renewal rates, which are determined on a device basis for software and subscription support agreements, exceeded 90% in 2014.

We offer our customers the flexibility to use our software as a cloud service or to deploy it on premise. They can also choose from various pricing options including subscription and perpetual licensing. We target customers of all sizes across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. As of December 31, 2014, our customers included over 450 companies on the Forbes Global 2000 Leading Companies list for 2014, which included five of the top six aerospace and defense firms, four of the top six pharmaceuticals and medical equipment companies, all top seven automotive manufactures and conglomerates, all top five rail and air couriers and five of the top six electric utilities.  No single end user of our products accounted for more than 5% of our total revenue in 2014.

The MobileIron Platform and Services

Our platform is composed of three integrated and distributed software components: a mobile IT policy server, or Core, that allows IT departments to define security and device management policies across popular mobile operating systems; software on the device, or Client, to enforce those policies at the mobile end-point; and an in-line intelligent gateway, or Sentry, that secures data as it moves between the device and back-end enterprise systems. The three components of the MobileIron platform work together to ensure end-to-end security for enterprise data by enforcing IT policies defined in Core on the data-at-rest via Client and data-in-motion with Sentry.  Our platform utilizes FIPS 140-2 cryptographic modules, which are required by government agencies and are desirable for highly regulated and security conscious customers.

Our platform enables four main areas of functionality:

•

Mobile Device Management (MDM). Our MDM capabilities enable IT to securely manage mobile devices across mobile operating systems and provide secure corporate email, automatic device configuration and certificate-based security.  For end-users the MobileIron client creates a clear separation between personal and business information.  This allows IT to selectively wipe only the corporate data on the device should the user leave the company or should the device fall out of compliance, or be lost.

•

Mobile Application Management (MAM). Our MAM functionality helps IT manage the entire apps lifecycle, from making apps available in the enterprise app storefront, securing applications on the device, enforcing user authentication, isolating them from personal apps and retiring them as necessary.  On the device, the Client works with Core to install the enterprise app storefront so that users can browse and install the mobile applications made available to them by their company. Enterprise app data is secure and can only be exchanged between applications that are part of the MobileIron container.

•

Mobile Content Management (MCM). Our MCM functionality enables IT to provide secure mobile access to enterprise documents residing in SharePoint, file shares and other enterprise and cloud content repositories.  It also secures email attachments so that they are encrypted and can only be viewed with the secure MobileIron Viewer or any other enterprise application managed by MobileIron. Our secure web browser enables users to securely access corporate intranet and HTML apps without requiring a virtual private network, or VPN, client on the device.

•

Advanced Services.  Our advanced mobile security services include Tunnel, which allows mobile apps to access enterprise resources through a secure application communication channel, eliminating the need for device VPN; Single Sign-On, which gives access to multiple enterprise apps with a single authentication; Data View, which enables users to monitor and track mobile data usage; and Help@Work, which mirrors the user’s screen onto the IT management console so that IT support personnel can better help the user resolve the issue.

Platform Extensibility and Ecosystem

We have invested, and intend to continue to invest, in expanding the breadth and depth of our mobile IT ecosystem. Our platform is extensible on both the client side and server side.  Customers, application vendors and technology vendors can leverage our technology to add value to our platform, and in turn, mobilize and secure their products, apps and content.

On the client side, MobileIron AppConnect allows application vendors and customers to build apps that can be secured and managed by MobileIron. Once integrated, these applications become part of the secure container on the device managed by the Client, which configures the apps, secures their data while on the device, ensures that corporate data can only be shared between secure applications, authenticates the user with a single pin or password, and if need be, removes the applications from the device. AppConnect-enabled applications can also leverage secure Sentry tunnels to exchange information with enterprise back-end systems. As of December 31, 2014, 264 AppConnect application developments were either completed or were in the process of completion.

On the server side, we work with leading technology companies through our Technology Alliance program. These partners use the MobileIron platform APIs to enrich the features and functionality of their products with mobile IT capabilities. When combined, the common solutions provide increased security, better user experience, and business visibility through analytics. For example, network security vendors can use our security status information in order to make real time decisions about whether a mobile device should be granted access to secure corporate service.  Application Reputation vendors can use our system in order to detect the presence of new apps and remediate as necessary.  Leading data analytics providers can use the data we collect on devices in order to help the IT department make better choices. As of December 31, 2014, 74 Technology Alliance integrations were completed or in development.

Our Competitive Strengths

We pioneered many of the innovations in the mobile IT landscape. We differentiate ourselves from our competitors through the following strengths:

•

Comprehensive Solution for the Transition to a Mobile First Organization. We believe that most organizations are at some stage along a phased adoption of mobile technology and will require a mobile IT platform to successfully leverage the benefits of mobility. Our platform can be adopted in stages to support the Mobile First journey of an organization, from device security and secure email delivery to managed content and applications.

•

Platform Architected for Mobile IT. Our mobile IT platform was purpose-built to address the rapidly-evolving and complex mobile requirements of users, IT and the mobile IT ecosystem, unlike others who have repurposed their products to retrofit them with mobile capabilities. We believe the pace of change in our market is unprecedented, driven by the rapid evolution of mobile operating systems such as iOS, Android, and Windows Phone. We believe by being independent and focused on this market, we provide a higher level of service, faster innovation, and differentiated products to our customers.

•

Enterprise Class Security. We continue to invest in providing enterprise class security for our customers.  Our platform secures enterprise data on the device and data traveling between the device and back-end enterprise systems.  It utilizes FIPS 140-2 cryptographic modules, which are required by government agencies and are desirable for highly regulated and security conscious customers. We have successfully deployed to customers in some of the most security conscience enterprise environments in industry verticals such as government, financial services, and health-care.

•

Network Effects of our Platform. Our platform benefits from positive network effects that are the result of the strength of our ecosystem. Our ecosystem includes applications developed by customers and third-parties using our AppConnect technology. Platform effects include our ecosystem partners accelerating enterprise adoption of their products that use AppConnect, and customers choosing our platform because of our ecosystem of AppConnect partners.

•

Application Management. Our end-to-end solution to secure and manage mobile apps enables our customers to move beyond secure email and mobilize other core business processes, therefore getting the next level of return on their mobile investments.

•

World Class Global Customer Success Organization. We believe that our customers’ success with their mobility initiatives will drive rapid expansion of their mobile IT infrastructure and in turn grow our business. Our global Customer Success organization provides global technology support, implementation and best practices toolkits, education and online training, as well as strategic account management to build trusted customer relationships. We seek to build mobile industry expertise throughout the IT community by offering MobileIron certification programs to our customers and partners to help educate, train and certify individuals who work with our products and services.

•

Our Channel-Focused Sales Model with Global Reach. We have a strong global network of channel partners that drive customer and sales growth across all customer segments. Our indirect sales model comprises over 400 mobile-focused resellers around the world and over 40 service providers. We work with diverse channel partners to maximize global sales reach and provide efficient customer service.

•

Flexible Deployment and Pricing Model. We offer our customers the choice of using our platform either as a cloud service or deployed on premise. We offer pricing flexibility with subscription or perpetual licensing options, which allows a customer to pay for our platform through either its capital or operating budget.

Customers

Our customers include leading enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. None of these industry verticals accounted for more than 20% of our gross billings in the three year period ended 2014. These customers are predominantly medium to large enterprises. We have proven scalability supporting large enterprise-wide deployments. We have sold our products to over 8,000 customers globally, including more than 450 companies on the Forbes Global 2000 Leading Companies list, as of December 31, 2014. Our channel partners include resellers, service providers and system integrators. AT&T, Inc., as a reseller, accounted for approximately 20%, 20% and 14% of our total revenue in 2014, 2013 and 2012, respectively. No end user of our products accounted for more than 5% of our total revenue in 2014, 2013, or 2012.

Backlog

As is typical in the software industry, we expect a significant portion of our software license orders to be received in the last month of each quarter. We typically deliver software licenses shortly after the receipt of an order. We may have backlog consisting of perpetual license orders that have not been delivered or software support services or subscriptions that have not been billed and for which the services have not yet been performed. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our total revenue and is not necessarily indicative of future revenue in any given period.

Sales and Marketing

We sell our products almost entirely through indirect sales channels and maintain a sales force that works closely with our channel partners to develop sales opportunities. We have a high touch sales force focused on organizations in the Forbes Global 2000 Leading Companies list, inside sales teams focused on mid-sized enterprises, and teams that work with service providers that focus on small to medium sized businesses.

Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support and technical training of our channel partners. The sales organization has strong alignment with our Customer Success teams and acts as a liaison between the end-customers and the marketing and product development organizations, especially during the pre-sales phase. We believe this approach allows us to leverage the benefits our sales channel and maintain communication with our customers. Our sales cycle ranges from a few weeks for smaller organizations to many months for large enterprises.

Channel Program

We work with mobile-focused channel partners who sell our platform to customers. We focus on building in-depth relationships with a number of solutions-oriented partners that have strong industry expertise. These channel partners include both traditional IT resellers as well as service providers. As of December 31, 2014, we have over 400 mobile-focused resellers, including more than 40 service providers.  These channel partners are supported by our sales and marketing organization. We operate a formal accreditation program for the sales and technical professionals of our channel partners.

Marketing

Our marketing efforts are focused on building our brand reputation and market awareness of our platform, driving customer demand and operating our channel program. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing and public relations functions. Marketing activities include demand generation, advertising, managing the corporate website and partner portal, trade shows and user conferences, industry and channel events, product education and leadership content, press and analyst relations and customer awareness. In addition, we sponsor the publication of major market research and provide industry analysis. These activities and tools are available to our channel partners.

 We also host our annual Mobile First user conference, and webinars where customers and partners both participate in and present a variety of programs designed to help accelerate marketing success with our services and platform. We are investing in marketing, sales, and channel automation tools to achieve efficiencies in our marketing efforts.

Research and Development

We have invested significant time and financial resources in the development of our platform and believe that continued research and development is critical to our ongoing success. Research and development investments drive innovation, enterprise class mobile IT platform features and keep pace with the rapidly evolving mobile operating system and device ecosystem.

We believe that innovation and timely development of new features and products are essential to meeting the needs of our customers and channel partners and improving our competitive position. The distributed nature of our platform enables enterprise-class scalability and high performance to allow customers to integrate it seamlessly regardless of the complexity of their existing infrastructure. We built a unique and proprietary test automation framework and methodology optimized for our mobile IT platform that allows us to perform real-world load and regressions testing of our platform to demonstrate high-availability and enterprise-class scalability across all of our supported mobile operating systems. For example, our testing framework and methodology covers over 14 email clients across three mobile operating systems, seven email systems and five certificate authorities.

Research and development expense totaled $46.3 million, $36.4 million and $23.8 million in 2014, 2013 and 2012, respectively. We plan to continue to significantly invest in resources to conduct our research and development efforts.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the devices, operating systems, applications and technology landscape result in evolving customer requirements.

Our competitors fall into four primary categories:

•	diversified technology companies such as Microsoft and IBM;

•	large security and enterprise-software companies such as McAfee (owned by Intel), Symantec and SAP;

•	providers of enterprise mobility management solutions such as VMware, Citrix and Good Technology; and

•	small and large companies that offer point solutions that compete with some of the features present in our mobile IT platform.

The principal competitive factors in our market include:

•	product features, reliability, performance and effectiveness;

•	product extensibility and ability to integrate with other technology infrastructures;
•	privacy and data security;

•	customer choice of flexibility between cloud service or on premise deployment;

•	mobile IT expertise:

•	price and total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts;

•	brand awareness and reputation; and

•	focus on customer service and success.

We believe we generally compete favorably with our competitors on the basis of these factors as a result of the architecture, features, and performance of our platform, the ease of integration of our platform with other technology infrastructures, our mobile IT expertise and our commitment to customer success. Many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on federal, state, common law and international intellectual property rights, including patents, trade secrets, copyrights and trademarks. We also rely on confidentiality and contractual restrictions, including confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties.

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States. We actively seek patent protection covering inventions originating from the company and acquire patents we believe may be useful or relevant to our business. As of December 31, 2014,  we owned 17 patents worldwide.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available outside the United States. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the mobile and other technology industries or non-practicing entities may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we have faced, and expect to face in the future, suits or allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including those of our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Employees

As of December 31, 2014, we had 783 full-time employees, 246 of whom were primarily engaged in research and development, 329 of whom were primarily engaged in sales and marketing, 120 of whom were primarily engaged in customer success and 88 of whom were primarily engaged in administration and finance. 219 of these employees were located outside of the United States. None of our United States employees are represented by a labor organization or are party to any collective bargaining arrangement. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Segment and Geographic information

We conduct business globally. Our chief operating decision maker (Chief Executive Officer) reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels, components or types of products or services below the consolidated unit level. Accordingly, we are considered to be a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenue
United States	$72,124	$58,656	$24,473
International	60,171	46,918	16,417
Total	$132,295	$105,574	$40,890

 We have no significant amount of long-lived assets in countries outside the United States.

Facilities

Our principal executive offices are located in Mountain View, California and include four buildings totaling approximately 65,000 square feet under leases expiring from March 2016 to June 2017. We have additional office locations throughout the United States and in various international locations, including offices in the United Kingdom, Netherlands, Germany and India.

We intend to add new facilities and expand our existing facilities as we add employees and grow our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware and internationally, and we have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Discovery is ongoing in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain.

In addition, from time to time, we are a party to litigation and subject to claims incidental to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Emerging Growth Company

The Jumpstart Our Business Startups Act, or the JOBS Act, was enacted in April 2012 with the intention of encouraging capital formation in the United States and reducing the regulatory burden on newly public companies that qualify as “Emerging Growth Companies.” We are an emerging growth company within the meaning of the JOBS Act. As an emerging growth company, we may take advantage of certain exemptions from various public reporting requirements, including the requirement that our internal control over financial reporting be audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, certain requirements related to the disclosure of executive compensation in our proxy statements, and the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an emerging growth company.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

Corporate Information

Our principal executive offices are located at 415 East Middlefield Road, Mountain View, CA 94043, and our telephone number is (650) 919-8100. Our website is www.mobileiron.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

You may also access all of our public filings through the SEC's website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

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

Although we were incorporated in 2007, we did not commercially release the MobileIron platform until 2009, and we did not release our mobile application containerization and mobile content management solutions until 2012. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

	retain and expand our customer base on a cost-effective basis;

	increase revenues from existing customers as they add users or devices;

	increase revenues from existing customers as they purchase additional solutions;

	successfully compete in our markets;

	continue to add features and functionality to our solutions to meet customer demand;

	gain market traction with our MobileIron cloud platform and our mobile apps and content management solutions;

	continue to invest in research and development;

	scale our internal business operations in an efficient and cost-effective manner;

	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;

	continue to expand our solutions across mobile operating systems and device platforms;

	make our service provider partners successful in their deployments of our solutions and technology;

	successfully expand our business domestically and internationally;

	successfully protect our intellectual property and defend against intellectual property infringement claims; and

	hire, integrate and retain professional and technical talent.

 We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $61.9 million, $32.5 million and $46.5 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, our accumulated deficit was $190.7 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth may slow or revenue may decline for a number of reasons, including, but not limited to, increasing and entrenched competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on growth opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, in part by making additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, the expenses outlined above, and additional expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Our operating results may fluctuate due to a variety of other factors, many of which are outside of our control, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

	the inherent complexity, length and associated unpredictability of our sales cycles for our solutions;



the extent to which our customers and prospective customers delay or defer purchase decisions in a quarter, particularly in the last few weeks of the quarter, which is when we typically complete a large portion of our sales for a quarter;

	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;

	changes in pricing due to competitive pricing pressure or other factors;

	reductions in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;

	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license versus a subscription or a monthly recurring contract, or MRC, basis;



the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which revenue from sales transactions in a given period may not be recognized until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

	changes in our mix of revenue as a result of our different deployment options and licensing models and the ensuing revenue recognition effects;

	changes in foreign currency exchange rates; and

	general economic conditions in our domestic and international markets.

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

We compete in rapidly evolving markets and must develop new solutions and enhancements to our existing solutions. If we fail to predict and respond rapidly to emerging technological trends and our customers’ changing needs, we may not be able to remain competitive. In addition, we may not generate positive returns on our research and development investments, which may harm our operating results.

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

We have invested significant time and financial resources in the development of our platforms and infrastructure and believe that we must continue to dedicate substantial resources to our research and development efforts to maintain our competitive position.  Developing our products is expensive, and the investment in product development may not generate additional revenue in the near-term or at all. The research and development of new, technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate forecasts of technology, market trends and consumer needs. Our failure to successfully develop new and improved products, services and technologies, may reduce our future growth and profitability and may adversely affect our business, results and financial condition.

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

Finally, all of our additional solutions require customers to use our MobileIron platform, whether deployed on premise or through our cloud service. As such, virtually all of our revenue depends on the continued adoption and use of our MobileIron platform. If customers and prospective customers decided to stop using or purchasing the MobileIron platform, our product strategy would fail and our business would be harmed.

In recent periods, an increasing portion of our sales has been generated from subscription, including MRC, licenses, which involves certain risks.

In recent periods, an increasing portion of our sales has been generated from subscription, including MRC, licenses. This mix shift towards MRC and other subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. Because we recognize a substantial portion of our subscription revenues over the term of the subscription agreement, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Citrix, Good Technology, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, Zenprise acquired Sparus and was then acquired by Citrix, AirWatch was acquired by VMware and Fiberlink was acquired by IBM. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Consolidation is expected to continue in our industry. As a result of consolidation, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and develop and expand their solution and service offerings and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from purchasing our solutions, including through selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Global 2000 prospects, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

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

Changes in features and functionality by operating system providers and mobile device manufacturers could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy, increase our costs, and harm our business.

Our platform depends on interoperability with operating systems, such as those provided by Apple, Google and Microsoft, as well as device manufacturers. Because mobile operating systems are released more frequently than legacy PC operating systems, and we typically have limited advance notice of changes in features and functionality of operating systems and mobile devices, we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of this limited advance notice, we also have a short time to implement and test changes to our product to accommodate these new features, which increases the risk of product defects. In addition, if we fail to enable IT departments to support operating system upgrades upon release, our business and reputation could suffer. This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features and functionality, which could harm our business.

Operating system providers have included, and may continue to include, features and functionality in their operating systems that are comparable to certain of our solutions, features and/or functionality, thereby making our platform less valuable. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our mobile IT solutions in mobile operating systems may have an adverse effect on our ability to market and sell our solutions. Even if the functionality offered by mobile operating system providers is more limited than our solutions, a significant number of potential customers may elect to accept such limited functionality in lieu of purchasing our solutions. Furthermore, some of the features and functionality in our solutions require interoperability with operating system APIs, and if operating system providers decide to restrict our access to their APIs, that functionality would be lost and our business could be impaired. Finally, we have entered into contractual arrangements with operating systems providers and/or mobile device manufactures, under which we are obligated to certain development priorities, which can further limit our engineering flexibility.

A failure of our product strategy with regard to mobile application and content management could harm our business.

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

We have experienced rapid growth in our customer base and have significantly expanded our operations during the past few years. In particular, we are aggressively investing in additional engineering resources to support and expand both our MobileIron cloud services and on premise software infrastructure, our associated customer success infrastructure, our global sales and marketing infrastructure and our general and administrative and other operations infrastructure, including both personnel and facilities. Our employee headcount has increased during this period and we plan to continue to add new employees as needed in 2015. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. For example, due to the growth of our operations, we need to relocate and consolidate operations in the Bay Area, where our headquarters is located. Our ability to manage our operations and growth will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If we experience increased sales and our operations infrastructure fails to keep pace with increased sales or support requirements, customers may experience disruptions in service or support, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and facilities at the pace necessary to accommodate our growth, and our failure to do so may have an adverse effect on our business. For example, we are in the process of working with certain of our service provider partners to enable them to develop and sell their own branded mobile IT cloud service solutions based on our MobileIron cloud-only platform, which could strain our existing technology operations infrastructure. If we fail to efficiently expand our engineering, sales and marketing, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we plan or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

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

Once our solutions are deployed, our customers depend on our support organization or that of our channel partners to resolve any issues relating to our solutions. If we do not provide effective ongoing support, it would adversely affect our ability to sell our solutions or increase the number of licenses sold to existing customers. Our customer support is especially critical because the mobile IT market requires relatively frequent software releases. Mobile IT requires a complex set of features, functionality and controls, which makes support critical and difficult. In addition, we target companies on the Forbes Global 2000 Leading Companies list, many of whom have complex networks and require higher levels of support than smaller customers. As customers deploy more licenses and purchase a broader array of our solutions, the complexity and difficulty of our support obligations increase. If we fail to meet the requirements of the larger customers, it may be more difficult to increase our deployments either within our existing Global 2000 or other customers or with new Global 2000 customers. We face additional challenges in supporting our non-U.S. customers, including the need to rely on channel partners to provide support.

We rely substantially on channel partners for the sale and distribution of our solutions and, in some instances, for the support of our solutions. A loss of certain channel partners, a decrease in revenues from certain of these channel partners or any failure in our channel strategy could adversely affect our business.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 22% (2% as an end customer) of our total revenue for the year ended December 31, 2014.

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

Our sales cycles for large enterprises is often long, unpredictable and expensive. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions. Many of our large customers have very complex IT systems, mobile environments and data privacy and security requirements. Accordingly, these customers typically undertake a significant evaluation process, which frequently involves not only our solutions, but also those of our competitors, and has resulted in lengthy sales cycle. We spend substantial time, money and effort on our sales activities without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, lengthy contract negotiations and unplanned administrative, processing and other delays. Moreover, the evolving nature of the mobile IT market may lead prospective customers to postpone their purchasing decisions pending adoption of technology by others or pending potential consolidation in the market. As a result of our lengthy sales cycle, it is difficult to predict whether and when a sale will be completed, and our operating results may vary significantly from quarter to quarter. Even if sales are completed, the revenues we receive from these customers may not be sufficient to offset our upfront investments.

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

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

	more complicated network requirements, which result in more difficult and time-consuming implementation processes;

	more intense and time-consuming customer support practices;

	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

	more customer-favorable contractual terms, including penalties;



longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our solution or purchases fewer licenses than we had anticipated;

	closer relationships with, and dependence upon, large technology companies that offer competitive solutions;

	increased reputational risk as a result of data breaches or other problems involving high profile customers; and

	more pressure for discounts.

If we are unable to increase sales of our solutions to large enterprises while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our failure to comply with privacy laws and standards could have a material adverse effect on our business.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act and state breach notification laws. Internationally, different jurisdictions have a variety of data security and privacy laws, with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany.

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

Employee adoption of mobile initiatives depends on the credible and clear separation of enterprise applications and data and personal information on the device, as well as the privacy of such data. For our customers, it is also essential to maintain the security of enterprise data properly while retaining the native experience users expect. While we contractually obligate our customers to make the required disclosures and gain the required consents from their employees in order to comply with applicable law regarding the processing of personally identifiable information that the employer may access, we do not control whether they in fact do so, and in some jurisdictions such employee consent may not be enforceable. Any claim by an employee that his or her employer had not complied with applicable privacy laws in connection with the deployment and use of our software on the employee’s mobile device could harm our reputation and business and subject us to liability, whether or not warranted. If our solutions fail to adequately separate personal information and to maintain the security of enterprise applications and data, the market perception of the effectiveness of our solutions could be harmed, employee adoption of mobile initiatives could be slowed, we could lose potential sales and existing customers, and we could incur significant liabilities. Privacy concerns, whether valid or not, may inhibit market adoption of our solutions, particularly in certain industries and foreign countries. Furthermore, the recent attention garnered by the National Security Agency’s bulk intelligence collection programs may result in further concerns surrounding privacy and technology products.

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

We have indemnity obligations under our contracts with our customers and channel partners which could have a material adverse effect on our business.

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

Our customers may exceed their licensed device or user count, and it is sometimes difficult to collect payments as a result of channel logistics, which could harm our business, financial position and results of operations.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to our market opportunity and the expected growth in the mobile IT market and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth will be affected by many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first year ending December 31, 2015. Management’s assessment will need to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2014, 2013 and 2012, 45%, 44% and 40% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2014, approximately 28% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

	difficulties in executing an international channel partners strategy;

	heightened concerns and legal requirements relating to data and privacy;

	burdens of complying with a wide variety of foreign laws;

	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

	import restrictions and the need to comply with export laws;

	difficulties in protecting intellectual property;

	difficulties in enforcing contracts and longer accounts receivable payment cycles;

	difficulties and costs of staffing and managing foreign operations;

	potentially adverse tax consequences;

	the increased cost of terminating employees in some countries; and

	variability of foreign economic, political and labor conditions.

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

A significant portion of our revenues is, and will continue to be, from jurisdictions outside of the United States. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to corrupt foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, we may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies that we acquire.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and we expect they will continue in the future to claim, that we are infringing their intellectual property rights, and we may be found to be infringing such rights. On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California, alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware and internationally, and we have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Discovery is ongoing in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

The trading price of our common stock has been volatile since our Initial Public Offering and is likely to continue to be volatile. The trading price of our common stock following the Initial Public Offering depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

	failure to meet quarterly guidance with regard to revenue or other key metrics;

	price and volume fluctuations in the overall stock market from time to time;

	volatility in the market prices and trading volumes of high technology stocks;

	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

	sales of shares of our common stock by us or our stockholders;



failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

	the public’s reaction to our press releases, other public announcements and filings with the SEC;

	rumors and market speculation involving us or other companies in our industry;

	actual or anticipated changes in our results of operations or fluctuations in our operating results;

	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

	developments or disputes concerning our intellectual property or other proprietary rights;

	announced or completed acquisitions of businesses or technologies by us or our competitors;

	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

	changes in accounting standards, policies, guidelines, interpretations or principles;

	any major change in our management;

	general economic conditions and slow or negative growth of our markets; and

	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 59% of the outstanding shares of our common stock as of December 31, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

We may need to raise substantial additional capital in the future to:

	fund our operations;

	continue our research and development;

	develop and commercialize new solutions; or

	acquire companies, in-licensed solutions or intellectual property.

Our future funding requirements will depend on many factors, including:

	market acceptance of our solutions;

	the cost of our research and development activities;

	the cost of defending and resolving, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

	the cost and timing of establishing additional sales, marketing and distribution capabilities;

	the cost and timing of establishing additional technical support capabilities;

	the effect of competing technological and market developments; and

	the market for different types of funding and overall economic conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of December 31, 2014, we have 76,153,844 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise. For example, in the fourth quarter of 2014 we began issuing RSUs to employees, the majority of which vest quarterly over four years, beginning May 20,

2015. In first quarter of 2015 we established the 2015 Executive Bonus Plan and the 2015 Non-executive Bonus Plan, or “Bonus Plans”, to be settled in our common stock. If the business metrics for the issuance of the stock bonuses are met, we would expect a meaningful number of shares to be issued in early 2016 as a result.  These and any other issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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



our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;



our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;



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



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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Mountain View, California and include four buildings totaling approximately 65,000 square feet under leases expiring from March 2016 to June 2017. We have additional office locations throughout the United States and in various international locations, including offices in the United Kingdom, Germany, Netherlands and India.

We intend to add new facilities and expand our existing facilities as we add employees and grow our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

The information set forth under “Litigation” in Note 12 contained in the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Reverse Stock Split

On May 27, 2014, we amended and restated our amended and restated certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-for-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-for-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout these consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Issuance of Common Stock and Use of Proceeds

In June 2014, we closed our initial public offering, or IPO, in which we sold 12,777,777 shares of common stock at a price to the public of $9.00 per share including 1,666,666 shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option. The aggregate offering price for shares sold in the offering was approximately $115 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statements on Form S-1 (File Nos. 333-195089), which were declared or became effective on June 12, 2014. The offering commenced as of June 12, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Goldman, Sachs & Co., Deutsche Bank Securities, Barclays, Raymond James, Stifel, Nomura and Blackstone Capital Markets acted as the underwriters. We raised approximately $102.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.0 million and other offering expenses of approximately $4.1 million. Upon the closing of the initial public offering, all shares of our outstanding convertible preferred stock automatically were converted into 49,646,975 shares of common stock.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 12, 2014 pursuant to Rule 424(b). We invested a portion of the funds received in registered money market funds and fixed income investments. We refer our readers to Note 4 entitled “Investments” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K.

Market Information

Our common stock, $0.0001 par value per share, is listed on the NASDAQ Global Select Market under the symbol “MOBL” and began public trading on June 12, 2014.

Price Range for our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

	High		Low
First Fiscal Quarter	$	N/A	$	N/A
Second Fiscal Quarter (from June 12, 2014)		$11.74		$8.89
Third Fiscal Quarter		$12.96		$7.64
Fourth Fiscal Quarter		$11.31		$8.33

Holders of Record and Dividends

As of December 31, 2014, there were 126 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative total return attained by stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index (^IXIC) and NASDAQ Computer Index (^IXCO). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 12, 2014 to December 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

MobileIron, Inc. Comparison of Total Return Performance

$115
$110
$105
$100
$95
$90
$85
06/12/14
06/30/14
09/30/14
12/31/14
MobileIron, Inc.
Nasdaq Computer Index
Nasdaq Composite Index

	Base Period
Company/Index	6/12/2014	6/30/2014	9/30/2014	12/31/2014
MobileIron, Inc.	$100	$95.20	$111.40	$99.60
Nasdaq Computer Index	100	102.93	108.07	111.55
Nasdaq Composite Index	100	102.58	104.56	109.55

Unregistered Sales of Equity Securities

Between October 1, 2014 and December 31, 2014, we had no sales of unregistered Securities and made no repurchases of shares of our common stock from our employees or departing employees.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plan.

Item 6. Selected Financial Data

The following selected historical financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The statement of operations data for 2014, 2013, and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The balance sheet data as of December 31, 2012 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2014	2013	2012

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue
Perpetual license	$66,816	$69,810	$26,251
Subscription	30,227	15,085	5,617
Software support and services	35,252	20,679	9,022
Total revenue	132,295	105,574	40,890
Cost of revenue
Perpetual license	4,448	3,327	1,930
Subscription	5,719	3,684	2,998
Software support and services	13,868	9,489	6,742
Total cost of revenue(1)	24,035	16,500	11,670
Gross profit	108,260	89,074	29,220
Operating expenses
Research and development(1)	46,278	36,400	23,773
Sales and marketing(1)	99,870	68,309	45,979
General and administrative(1)	22,400	12,081	7,223
Amortization of intangible assets	782	208	52
Impairment of in-process research and development	—	3,925	—
Total operating expenses	169,330	120,923	77,027
Operating loss	(61,070)	(31,849)	(47,807)
Other expense - net	302	396	137
Loss before income taxes	(61,372)	(32,245)	(47,944)
Income tax expense (benefit)	517	252	(1,433)
Net loss	$(61,889)	$(32,497)	$(46,511)
Net loss per share, basic and diluted	$(1.30)	$(3.27)	$(6.04)
Weighted-average shares used to compute net loss per share, basic and diluted	47,517	9,953	7,696

 (1) Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2014	2013	2012

Stock-Based Compensation Expense:	(in thousands)
Cost of revenue	$1,353	$327	$173
Research and development	5,980	5,238	2,565
Sales and marketing	5,930	1,893	1,063
General and administrative	3,363	931	483
Total stock-based compensation expense	$16,626	$8,389	$4,284

	As of December 31,
	2014	2013	2012

Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$104,287	$73,573	$38,692
Short-term and long-term investments	$36,089	$—	$—
Working capital	$90,448	$49,054	$13,132
Total assets	$191,842	$111,259	$71,454
Total deferred revenue	$54,174	$40,751	$45,500
Short-term borrowings	$—	$4,300	$—
Convertible preferred stock	$—	$160,259	$102,552
Accumulated deficit	$(190,723)	$(128,834)	$(96,337)
Total stockholders' equity (deficit)	$115,094	$(109,825)	$(87,421)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1A or in other parts of this report.

Overview

We invented a purpose-built mobile IT platform for enterprises to secure and manage mobile applications, or apps, content and devices while providing their employees with device choice, privacy and a native user experience. Customers use our platform as the technology foundation in their journey to become “Mobile First” organizations, embracing mobility as a primary computing platform for their employees. Mobile First organizations transform their businesses by giving their employees secure access to critical business applications and content on devices employees want with a native user experience they love. Our platform is extensible and fosters a growing ecosystem of application developers and technology partners who augment the functionality and add value to our platform, creating positive network effects for our customers, our ecosystem and our company.

Our mobile IT platform addresses the requirements across all phases of customers’ journeys to become Mobile First organizations. It provides value to both end-users and IT departments. End-users get apps and content that they need to get their job done on the mobile device of their choice with the native device experience. Enterprise IT departments get a security and management platform that easily integrates into their existing IT or cloud infrastructure and allows them to protect and manage corporate data and apps, independent of the mobile device, for both corporate-owned, bring your own device, or BYOD, and mixed device ownership environments.

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 8,000 customers since 2009. No single end user of our products accounted for more than 5% of our total revenue in 2014.

We derive revenue from sales of our software solutions to customers, which are sold either (i) on a perpetual license basis with annual software support when deployed on premise or (ii) on a subscription basis as a cloud service or when deployed on premise. The majority of our revenue to date has been sales of perpetual licenses of our platform and related annual software support, with the subscription revenue being an increasing portion of our revenue. Revenue from subscription and perpetual licenses represented approximately 23% and 50%, respectively, of total revenue in 2014. The balance, constituting 27% of total revenue in 2014, was software support and services revenue, including revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. When we sell our solutions on a subscription basis, we generally offer a one-year term and bill customers in advance. A portion of our revenues from service providers is based on active subscriptions on a monthly basis. We include this revenue in subscription revenue and refer to this revenue as monthly recurring charge, or MRC. We have experienced growth of MRC revenue each quarter since the first quarter of 2012. Our MRC revenue comprised approximately 9% and 6% of our total revenue in 2014 and 2013, respectively.

We have experienced rapid growth in recent periods. Our gross billings were $145.7 million, $100.8 million and $68.0 million in 2014, 2013 and 2012, respectively, representing growth rates of 45% from 2013 to 2014 and 48% from 2012 to 2013.  See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.  Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing vendor specific objective evidence, or VSOE, on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. As a result, our total revenue includes amounts related to licenses delivered in previous years. In 2014 and 2013, $5.2 million and $21.1 million, respectively, was recognized as revenue from perpetual licenses that were delivered prior to 2013. Excluding revenue from perpetual licenses delivered prior to 2013, our total revenue was $127.1 million and $84.5 million in 2014 and 2013 respectively.

We sell a significant portion of our products through our channel partners, including resellers, service providers and system integrators. Our sales force develops sales opportunities and works closely with our channel partners to sell our solutions. We have a high touch sales force focused on the Forbes Global 2000 Leading Companies list, inside sales teams focused on mid-sized enterprises and sales teams that work with service providers that focus on smaller businesses. We prioritize our internal sales and marketing efforts on potential customers that are members of the Forbes Global 2000 Leading Companies list because we believe that they represent the largest potential opportunity. As of December 31, 2014, our channel partners included over 400 mobile-focused resellers, over 40 service providers and a small number of systems integrators.

We believe that our market opportunity is large and global and sales to customers outside of the United States will remain a significant opportunity for future growth. In 2014, 2013 and 2012, 45%, 44% and 40% of our total revenue, respectively, was generated from customers located outside of the United States, primarily those located in EMEA. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, and the importance of recruiting and retaining sufficient international personnel.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We have incurred net losses of $61.9 million, $32.5 million and $46.5 million in 2014, 2013 and 2012, respectively. We plan to continue to invest for future growth, in part by making additional investments in the areas of sales and marketing and research and development. As a  result of this, we do not expect to be profitable for the foreseeable future. Under our current operating plan, future profitability is dependent upon continued revenue growth, which may be challenging for a number of reasons including a continued mix shift towards MRC and other subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on growth opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, and the additional expenses associated with being a public company.

In May 2014, we amended and restated our certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-to-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-to-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

In June 2014, we completed our initial public offering, or our IPO in which we issued and sold 12,777,777 shares of common stock, including 1,666,666 million shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $9.00 per share. We received aggregate proceeds of $107.0 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4.1 million. Upon the closing of the initial public offering, all shares of our outstanding convertible preferred stock automatically were converted into 49,646,975 shares of common stock.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, impairment of in-process research and development and perpetual license revenue recognized from licenses delivered prior to 2013.

Perpetual license revenue recognized from licenses delivered prior to 2013

In our non-GAAP financial measures, we have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Because we had not established vendor specific objective evidence, or VSOE, of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license GAAP revenue includes amounts related to licenses delivered prior to 2013. Revenue amortizing from these perpetual licenses delivered prior to 2013 has declined over each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until it is fully amortized. As of December 31, 2014, the amount of unrecognized deferred revenue associated with perpetual licenses delivered prior to January 1, 2013 was approximately $2.1 million, of which $1.8 million is expected to be recognized in 2015 and $0.3 million is expected to be recognized after 2015.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of amortization of intangible assets. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods.

Impairment of in-process research and development

In 2013, we recorded an impairment loss of $3.9 million against the entire recorded in-process research and development, or IPR&D balance associated with our acquisition of Push Computing, Inc. We have excluded the effect of the impairment charge from our non-GAAP financial measures. This expense is not expected to recur.

Non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of perpetual license revenue recognized from licenses delivered prior to 2013, stock-based compensation expense, and amortization of intangible assets and impairment of in-process research and development, from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because revenue recognized from licenses delivered prior to 2013 has and will continue to significantly decline over time until it is fully amortized, and stock-based compensation, and the amortization of intangible assets and impairment of in-process research and development have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense and has and will continue to contribute to our revenue earned.

Gross and recurring billings and free cash flow

Our non-GAAP financial measures also include: gross billings, which we define as total revenue plus the change in deferred revenue in a period; recurring billings, which we define as total revenue less perpetual license, hardware, and professional services revenue plus the change in deferred revenue for subscription and software support arrangements in a period, adjusted for nonrecurring perpetual license billings; and free cash flow, which we define as cash used in operating activities less the amount of property and equipment purchased. We consider gross billings to be a useful metric for management and investors because gross billings drive deferred revenue, which is an important indicator of the health and visibility of our business. Similarly, we consider recurring billings to be a useful metric because recurring billings drive software support and subscription deferred revenue, which is an important indicator of the portion of our business that we would expect to recur each year. There are a number of limitations related to the use of gross and recurring billings versus revenue calculated in accordance with GAAP. First, gross and recurring billings include amounts that have not yet been recognized as revenue. Second, our calculation of gross and recurring billings may be different from other companies that report similar financial measures. We compensate for these limitations by providing specific information regarding GAAP revenue and evaluating gross and recurring billings together with revenue calculated in accordance with GAAP. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures:

	For the year ended December 31,
(in thousands, except percentages and per share data)	2014	2013	2012
Non-GAAP total revenue	$127,081	$84,525	$40,890
Year-over-year percentage increase	50%	107%
Gross billings	$145,718	$100,825	$68,044
Year-over-year percentage increase	45%	48%
Recurring billings	$78,601	$45,395	$22,812
Percentage of gross billings	54%	45%	34%
Non-GAAP gross profit	$105,047	$68,628	$29,416
Non-GAAP gross margin	82.7%	81.2%	71.9%
Non-GAAP operating loss	$(48,228)	$(40,099)	$(43,448)
Non-GAAP operating margin	(38.0)%	(47.4)%	(106.3)%
Non-GAAP net loss	$(49,047)	$(40,747)	$(42,152)
Non-GAAP net loss per share	$(1.03)	$(4.09)	$(5.47)
Free cash flow	$(39,688)	$(27,794)	$(25,420)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	For the year ended December 31,
	2014		2013	2012
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$132,295		$105,574	$40,890
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(5,214)		(21,049)	—
Non-GAAP total revenue:	$127,081		$84,525	$40,890
Gross billings reconciliation:		.
Total revenue	$132,295		$105,574	$40,890
Total deferred revenue, end of period(1)	54,174		40,751	45,500
Less: Total deferred revenue, beginning of period	(40,751)		(45,500)	(18,346)
Change in total deferred revenue	13,423		(4,749)	27,154
Gross billings	$145,718		$100,825	$68,044

	For the year ended December 31,
	2014	2013	2012
(in thousands, except percentages and per share data)
Recurring billings reconciliation:
Total revenue	$132,295	$105,574	$40,890
Less: Perpetual license revenue	(66,816)	(69,810)	(26,251)
Less: Professional services revenue	(2,404)	(1,483)	(1,515)
Subscription and software support deferred revenue, end of period(1)	49,194	30,468	14,712
Less: Subscription and software support deferred revenue, beginning of period	(30,468)	(14,712)	(5,024)
Change in total subscription and software support deferred revenue	18,726	15,756	9,688
Less: Adjustments(2)	(3,200)	(4,642)	—
Recurring billings	$78,601	$45,395	$22,812
Non-GAAP gross profit reconciliation:
Gross profit	$108,260	$89,074	$29,220
Add: Stock-based compensation expense	1,353	327	173
Add: Amortization of intangible assets	648	276	23
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(5,214)	(21,049)	—
Non-GAAP gross profit	$105,047	$68,628	$29,416
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.8%	84.4%	71.5%
GAAP to non-GAAP gross margin adjustments	0.9%	(3.2)%	0.4%
Non-GAAP gross margin	82.7%	81.2%	71.9%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(61,070)	$(31,849)	$(47,807)
Add: Stock-based compensation expense	16,626	8,389	4,284
Add: Amortization of intangible assets and impairment of IPR&D(3)	1,430	4,410	75
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(5,214)	(21,049)	—
Non-GAAP operating loss	$(48,228)	$(40,099)	$(43,448)

Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(46.2)%	(30.2)%	(116.9)%
GAAP to non-GAAP operating margin adjustments	8.2%	(17.2)%	10.6%
Non-GAAP operating margin	(38.0)%	(47.4)%	(106.3)%

	For the year ended December 31,
	2014	2013	2012
(in thousands, except percentages and per share data)
Non-GAAP net loss reconciliation:
GAAP net loss	$(61,889)	$(32,497)	$(46,511)
Add: Stock-based compensation expense	16,626	8,389	4,284
Add: Amortization of intangible assets and impairment of IPR&D(3)	1,430	4,410	75
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(5,214)	(21,049)	—
Non-GAAP net loss	$(49,047)	$(40,747)	$(42,152)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(1.30)	$(3.27)	$(6.04)
Add: Stock-based compensation expense	0.35	0.85	0.56
Add: Amortization of intangible assets and impairment of IPR&D(3)	0.03	0.44	0.01
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(0.11)	(2.11)	—
Non-GAAP net loss per share	$(1.03)	$(4.09)	$(5.47)
Free cash flow:
Net cash used in operating activities	$(36,569)	$(25,550)	$(23,481)
Purchase of property and equipment	(3,119)	(2,244)	(1,939)
Free cash flow	$(39,688)	$(27,794)	$(25,420)

(1)

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of December 31, 2014 and 2013, $2.1 million and $7.3 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.

(2)

Includes nonrecurring perpetual license billings that consist of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See Note 1 entitled “Summary of Significant Accounting Policies—Revenue Recognition” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K for a description of Deferred Portion and Bundled Arrangements.

(3)

Includes an impairment charge of $3.9 million in 2013 related to our in-process research and development intangible asset. See Note 6 entitled “Goodwill and Intangibles” in Item 8, “Financial Statement and Supplementary Data,” of Part II of this Annual Report on Form 10-K.

Factors Affecting our Performance

Market Adoption of Mobile IT Platforms

We are affected by the pace at which enterprises adopt mobility into their business processes and purchase a mobile IT platform. Because our prospective customers often do not have a separate budget for mobile IT products, we invest in marketing efforts to increase market awareness, educate prospective customers and drive adoption of our platform. The degree to which prospective customers recognize the mission-critical need for mobile IT solutions will determine the rate at which we sell solutions to new and existing customers.

Investment in our Mobile IT Platform Ecosystem

We have invested, and intend to continue to invest, in expanding the breadth and depth of our mobile IT ecosystem. We expect to invest in research and development to enhance the application and technology integration capabilities of our platform by developing new and enhancing existing SDKs and APIs to further enable third parties to integrate their applications and solutions with our platform. The degree to which we expand our base of AppConnect and Technology Alliance partners will increase the value of our platform for our customers, which could lead to an increased number of new customers as well as renewals and follow-on sales opportunities.

Ability to Grow Worldwide Sales Channels

We have invested, and intend to continue to invest, in expanding our sales organization, increasing our sales headcount and improving our sales operations to drive additional revenue and support the growth of our customer base. We work with our channel partners to identify and acquire new customers as well as pursue follow-on sales opportunities. Newly-hired sales personnel typically require several months to become productive. All of these factors will influence timing and overall levels of sales productivity, impacting the rate at which we will be able to acquire customers to drive revenue growth.

Expansion and Upsell within Existing Customer Base

After the initial sale to a new customer, we focus on expanding our relationship with such customer to sell additional device licenses, subscriptions and products. To increase our revenue, it is important that our customers expand device license count and purchase additional products. Historically, we have often realized sales of additional device licenses that are multiples of initial sales of device licenses. Our opportunity to expand our customer relationships through additional sales is expected to increase as we add new customers, broaden our product portfolio to meet additional mobile IT requirements, increase the benefits provided to both users and IT and enhance platform functionality. Additional sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. Accordingly, our revenue growth will depend in part on the degree to which our expansion and upsell sales strategy is successful.

Mix of Subscription and Perpetual Revenue

We offer our solutions on both a subscription and perpetual pricing model. We believe investments in our cloud services have facilitated further adoption of our solutions and have contributed to the growth in our subscription revenue. We are seeing broader market acceptance of our subscription licensing model from new customers. We expect the proportion of subscription revenue to our total revenue to increase over time and there may be significant increases or decreases on a quarterly basis. In addition, in arrangements where perpetual and subscriptions to our cloud services or on premise term licenses are sold together, revenue is recognized ratably over the contractual term.  Depending on our product development plans, situations in which perpetual licenses must be recognized as revenue ratably may increase in the future.  Because subscription revenue is recognized ratably over the duration of the related contracts, increases in total revenue will lag any increase in subscription or combined arrangements.

Ability to Scale Operations

We plan to continue to invest for future growth, in part by making additional investments in the areas of sales and marketing and research and development. As a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company.  At the same time, we will need to increase our operating efficiency, which may be challenging given our growth, operational complexity, and additional expenses associated with being a public company.

Components of Operating Results

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue in 2014, 2013 and 2012.

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

Cost of Revenue

Perpetual license

Our cost of perpetual license revenue consists of cost of third-party software royalties, appliances and amortization of intangible assets.

Subscription

Our cost of subscription revenue primarily consists of costs associated with our data center operations for our cloud service, our global Customer Success organization and third-party software royalties. Cloud service data center costs primarily consist of third-party hosting facilities, telecommunication and information technology costs. Global Customer Success organization and data center operations costs primarily consist of salaries, benefits, bonuses, stock-based compensation, depreciation, recruiting, facilities and cloud services data center costs.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, mix between perpetual and subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities, and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. We expect our stock-based compensation to increase in 2015 with the introduction of the 2015 Employee Bonus Plan payable in our unrestricted common stock and on-going grants of restricted stock units to our employees and officers.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel costs. Research and development expense also includes costs associated with contractors and consultants, equipment and software to support our development and quality assurance teams, facilities and information technology. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services. While our research and development expense, exclusive of stock-based compensation expense, as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel costs, including sales commissions. We expense commissions up-front at the time of the sale. Sales and marketing expense also includes third-party events, lead generation campaigns, promotional and other marketing activities, as well as travel, equipment and software depreciation, consulting, information technology and facilities. In the last 12 months, we significantly increased the size of our sales force, substantially increased our local sales presence internationally and increased marketing spending to generate sales opportunities. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to develop and assist our channel partners and to expand our international presence. However, we also expect our sales and marketing expense to decrease over the long term as a percentage of total revenue.

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of litigation, other legal, accounting and consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company. While our general and administrative expense, exclusive of stock-based compensation expense, as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue.

Amortization of Intangible Assets

Our amortization of intangible assets consists of amortization of noncompete covenants.

Other Expense—Net

Other expense, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents and fixed income securities. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. Interest income was insignificant for all periods presented.

Income Tax Expense

Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, research and development tax credits, capitalized research and development and other book versus tax differences.

Consolidated of Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2014	2013	2012

	(in thousands, except share and per share data)
Revenue
Perpetual license	$66,816	$69,810	$26,251
Subscription	30,227	15,085	5,617
Software support and services	35,252	20,679	9,022
Total revenue(1)	132,295	105,574	40,890
Cost of revenue
Perpetual license	4,448	3,327	1,930
Subscription	5,719	3,684	2,998
Software support and services	13,868	9,489	6,742
Total cost of revenue(1)	24,035	16,500	11,670
Gross profit	108,260	89,074	29,220
Operating expenses:
Research and development(1)	46,278	36,400	23,773
Sales and marketing (1)	99,870	68,309	45,979
General and administrative(1)	22,400	12,081	7,223
Amortization of intangible assets	782	208	52
Impairment of in-process research and development	—	3,925	—
Total operating expenses	169,330	120,923	77,027
Operating loss	(61,070)	(31,849)	(47,807)
Other expense - net	302	396	137
Loss before income taxes	(61,372)	(32,245)	(47,944)
Income tax expense (benefit)	517	252	(1,433)
Net loss	$(61,889)	$(32,497)	$(46,511)
Net loss per share, basic and diluted	$(1.30)	$(3.27)	$(6.04)
Weighted-average shares used to compute net loss per share, basic and diluted	47,517	9,953	7,696

(1) Includes Stock-based compensation as follows:

	Year ended December 31,
	2014	2013	2012

	(In thousands)
Contra-revenue	$123	$78	$—
Cost of revenue	1,353	327	173
Research and development	5,980	5,238	2,565
Sales and marketing	5,930	1,893	1,063
General and administrative	3,363	931	483
Total	$16,749	$8,467	$4,284

	Year ended December 31,
	2014	2013	2012

Revenue	(As a percentage of total revenue)
Perpetual license	50%	66%	64%
Subscription	23	14	14
Software support and services	27	20	22
Total revenue	100	100	100
Cost of revenue
Perpetual license	3	3	5
Subscription	4	4	7
Software support and services	11	9	17
Total cost of revenue	18	16	29
Gross profit	82	84	71
Operating expenses:
Research and development	35	35	58
Sales and marketing	75	65	112
General and administrative	17	11	18
Amortization of intangible assets	1	—	—
Impairment of in-process research and development	0	4	—
Total operating expenses	128	115	188
Operating loss	(46)	(31)	(117)
Other expense - net	—	—	—
Loss before income taxes	(46)	(31)	(117)
Income tax expense (benefit)	—	—	(3)
Net loss	(46)%	(31)%	(114)%

Years Ended December 31, 2014, 2013 and 2012

Revenue

				Change
	Year Ended December 31,			2014 vs 2013		2013 vs 2012
(in thousands, except percentages)	2014	2013	2012	Amount	%	Amount	%
Perpetual	$66,816	$69,810	$26,251	$(2,994)	(4)%	$43,559	166%
Subscription	30,227	15,085	5,617	15,142	100%	9,468	169%
Software support and services	35,252	20,679	9,022	14,573	70%	11,657	129%
Total revenue	$132,295	$105,574	$40,890	$26,721	25%	$64,684	158%

Percentage of total revenue
Perpetual	50%	66%	64%
Subscription	23	14	14
Software support and services	27	20	22
	100%	100%	100%

	For the year ended December 31,						Change
	2014		2013		2012		2014 vs 2013		2013 vs 2012
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Revenue
United States	$72,124	55%	$58,656	56%	$24,473	60%	$13,468	23%	$34,183	140%
International	60,171	45%	46,918	44%	16,417	40%	13,253	28%	30,501	186%
Total revenue	$132,295	100%	$105,574	100%	$40,890	100%	$26,721	25%	$64,684	158%

Comparison of 2014 and 2013

Perpetual license revenue decreased $3.0 million in 2014 compared to 2013, primarily due to a $12.8 million increase associated with market adoption of our solutions by both new and existing customers, offset by a $15.8 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Subscription revenue increased $15.1million, or 100%, in 2014 compared to 2013, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on premise software products. The increase in subscription revenue also included an increase in MRC revenue from $6.0 million in 2013 to $12.6 million in 2014.

Software support and services revenue increased $14.6 million, or 70%, in 2014 compared to 2013, primarily as a result of an increased installed base of customers that pay recurring software support and additional users and devices within preexisting customers.

Revenue from international sales increased 28%  in 2014 compared to 2013 due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from AT&T, as a reseller, was 20% of total revenue in both 2014 and 2013. No other customer accounted for 5% or more of total revenue in 2014 and 2013.

Comparison of 2013 and 2012

Our total revenue increased $64.7 million, or 158%, in 2013 compared to 2012. The increase reflected continuing expansion of the mobile IT market and was attributable to an increase in sales to both new and existing customers, including sales of new premium products with additional functionality for application containerization and content management that were released in late 2012 and early 2013. The increase was also due to the recognition of $21.1 million for perpetual license revenue relating to licenses that were delivered prior to 2013, but for which the revenue was being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for support prior to January 1, 2013. Revenue from international sales increased from $16.4 million in 2012 to $46.9 million in 2013, primarily due to increased sales to customers in Europe. Revenue from AT&T, Inc. as a reseller increased to 20% of total revenue in 2013, as compared to 14% of total revenue in 2012. No other customer accounted for more than 5% of total revenue for 2013 or 2012.

Perpetual license revenue increased $43.6 million or 166%, in 2013 compared to 2012, due to an increase in sales of perpetual licenses resulting from an increase in market adoption of our solutions. The increase was also due to the recognition of revenue from licenses that were delivered prior to 2013 as described above.

Subscription revenue increased $9.5 million, or 169%, in 2013 compared to 2012, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on premise software products. Contributing to the increase in subscription revenue, MRC, sold primarily through our service providers, increased from $1.6 million in 2012 to $6.0 million in 2013.

Software support and services revenue increased $11.7 million, or 129%, in 2013 compared to 2012, as a result of increased perpetual license sales in 2013 and the increase in our cumulative installed base of customers that pay recurring software support.

Cost of Revenue and Gross Margin

	For the year ended December 31,						Change
	2014		2013		2012		2014 vs 2013		2013 vs 2012
		% of		% of		% of
		Total		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Cost of revenue:
Perpetual license	$4,448	3%	$3,327	3%	$1,930	5%	$1,121	34%	$1,397	72%
Subscription	5,719	4%	3,684	4%	2,998	7%	2,035	55%	686	23%
Software support and services	13,868	11%	9,489	9%	6,742	17%	4,379	46%	2,747	41%
Total cost of revenue	$24,035	18%	$16,500	16%	$11,670	29%	$7,535	46%	$4,830	29%
Gross profit	$108,260		$89,074		$29,220		$19,186	22%	$59,854	205%
Gross margin		82%		84%		71%

Comparison of 2014 and 2013

Total cost of revenue increased $7.5 million, or 46%, in 2014 compared to 2013. Perpetual license cost of revenue increased $1.1 million, or 34%, primarily due to an increase in hardware appliance and other inventory-related costs, royalty costs associated with increased perpetual license sales and amortization of intangibles assets. Subscription cost of revenue increased $2.0 million, or 55%, due to an increase in data center operations expense, global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $4.4 million, or 46%, due to an increase in our global Customer Success organization expense, which included $2.3 million of increases in salaries, associated payroll taxes, and higher fringe benefit costs as well as an approximately $1.0 million increase in stock-based compensation expense. The decrease in gross margin in 2014 compared to 2013 was primarily due to the unfavorable impact of the decrease in revenue that was recognized from perpetual licenses that were delivered prior to 2013. Excluding the impact of this reduction in VSOE-related revenue, gross margin was 81%  in 2014 and 2013.

Comparison of 2013 and 2012

Total cost of revenue increased $4.8 million, or 41%, in 2013 compared to 2012. Perpetual license cost of revenue increased $1.4 million, or 72%, primarily due to an increase in appliance and royalty costs due to increased perpetual license sales. Subscription cost of revenue increased $686,000, or 23%, as we increased our global Customer Success and data center operations expense to support our growing customer base. Software support and services cost of revenue increased $2.7 million, or 41%, as we increased our global Customer Success organization to support our growing customer base. The increase in gross margin in 2013 compared to 2012 was largely due to economies of scale and the favorable impact of perpetual license revenue that was recognized ratably and attributable to licenses for software that were delivered prior to 2013.

Operating Expenses

	For the year ended December 31,						Change
	2014		2013		2012		2014 vs 2013		2013 vs 2012
		% of		% of		% of
		Total		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Operating expenses:
Research and development	$46,278	35%	$36,400	35%	$23,773	58%	$9,878	27%	$12,627	53%
Sales and marketing	99,870	75%	68,309	65%	45,979	112%	31,561	46%	22,330	49%
General and administrative	22,400	17%	12,081	11%	7,223	18%	10,319	85%	4,858	67%
Amortization of intangible assets	782	1%	208	—%	52	—%	574	276%	156	300%
Impairment of in-process research and development	—	—%	3,925	4%	—	—	(3,925)	(100)%	3,925	NM
Total operating expenses	$169,330	128%	$120,923	115%	$77,027	188%	$48,407	40%	$43,896	57%

Comparison of 2014 and 2013

Research and development expense increased $9.9 million, or 27%, in 2014 compared to 2013, primarily due to an increase in personnel costs of $7.4 million as we increased our development headcount to support continued investment in our product and service offerings. This expense also includes an increase in stock-based compensation expense of $742,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the Company’s 2014 Employee Stock Purchase Plan, or ESPP, but partially offset by a reduction in expense associated with restricted stock held by employees who terminated during the year. Facilities and other office expenses increased by $1.9 million to support the increased headcount in research and development and the build-out of the additional development and testing infrastructure. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas.

Sales and marketing expense increased $31.6 million, or 46%, in 2014 compared to 2013, primarily due to an increase in personnel costs of $23.7 million related to increased sales headcount to drive growth. This expense also includes $5.5 million and $4.0 million of increased commission expense and stock-based compensation expense, respectively. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Travel and conference expense increased $3.8 million as a result of increased travel requirements of our larger sales team and our expansion into foreign markets. Our third-party marketing-related expense increased $1.8 million as we invested in events, demand generation, public relations, marketing infrastructure, and various other programs to expand our customer base and maintain and grow relationships with our existing customers. Our facilities and infrastructure expense for our sales and marketing personnel increased by $1.5 million.

General and administrative expense increased $10.3 million, or 85%, in 2014 compared to 2013, primarily due to increases in personnel costs of $6.2 million. This expense also includes an increase in stock-based compensation expense of $2.4 million.  We increased general and administrative headcount in 2014 to support business growth and the requirements of being a publicly traded company. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Professional services costs, including legal fees, accounting, consulting and insurance, increased $2.7 million, primarily due to expenses associated with being a publicly traded company. Facilities and infrastructure expense for our general and administrative personnel increased by $1.5 million.

Amortization of intangible assets recorded in operating expense was $782,000 in 2014 and $208,000 in 2013. The increase was due to the acceleration of amortization of the noncompete covenants intangible asset in conjunction with the termination of employees subject to noncompete agreements.

In 2013, we abandoned a IPR&D project and recorded a $3.9 million impairment loss.

Comparison of 2013 and 2012

Research and development expense increased $12.6 million, or 53%, in 2013 compared to 2012, primarily due to an increase in personnel costs of $11.3 million as we increased our development headcount to support continued investment in our future product and service offerings and an increase in facilities and infrastructure costs of $1.1 million to support the growing organization. Personnel costs included an increase of $2.7 million for stock-based compensation expense, of which $1.9 million was associated with compensatory restricted stock grants made as part of acquisitions, and the balance of which was due to stock option grants to employees.

Sales and marketing expense increased $22.3 million, or 49%, in 2013 compared to 2012, primarily due to an increase in personnel costs of $17.5 million as we increased sales headcount to support growth and recognized $7.8 million higher commission expense. Travel-related expense increased $2.1 million as a result of travel requirements of our larger sales team and expansion into foreign markets. In addition, third-party marketing-related expense increased $2.2 million as we expanded customer and partner programs and lead generation activities. Stock-based compensation expense increased $831,000 in 2013 compared to 2012 due to stock option grants to employees.

General and administrative expense increased $4.9 million, or 67%, in 2013 compared to 2012, primarily due to an increase in litigation expense and personnel costs. Professional services fees increased $3.1 million, primarily to supplement our legal, finance and human resources organizations to support our growth. Personnel costs increased $1.8 million as we grew headcount. Stock-based compensation expense increased $448,000 in 2013 compared to 2012 due to stock option grants to employees.

Amortization of intangible assets was $208,000 and $52,000 in 2013 and 2012, respectively, and was associated with intangible assets recorded as part of acquisitions completed in 2012.

During 2013, we abandoned a IPR&D project and recorded a $3.9 million impairment loss.

Other Expense—Net

	For the year ended December 31,			Change
				2014 vs 2013		2013 vs 2012
(in thousands, except percentages)	2014	2013	2012	Amount	%	Amount	%
Other expense—net	$302	$396	$137	$(94)	(24)%	$259	189%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar.

Income Tax Expense

	For the year ended December 31,			Change
				2014 vs 2013		2013 vs 2012
(in thousands, except percentages)	2014	2013	2012	Amount	%	Amount	%
Income tax expense (benefit)	$517	$252	$(1,433)	$265	105%	$1,685	(118)%

Income tax expense was $517,000, $252,000 and a tax benefit of $1.4 million during 2014, 2013 and 2012, respectively. The increase in income tax expense from 2013 to 2014 was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. The tax benefit in 2012 included a $1.6 million one-time benefit from the release of a valuation allowance on a net deferred tax liability associated with non-deductible intangible assets recorded as part of acquisitions.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

	(in thousands, except share and per share data)
Revenue
Perpetual license	$18,658	$17,550	$15,933	$14,675	$16,441	$16,932	$17,243	$19,194
Subscription	9,126	8,031	7,104	5,966	5,017	4,095	3,236	2,737
Software support and services	9,914	9,336	8,430	7,572	6,666	5,447	4,676	3,890
Total revenue(1)	37,698	34,917	31,467	28,213	28,124	26,474	25,155	25,821
Cost of revenue
Perpetual license	1,056	1,268	1,013	1,111	930	816	816	765
Subscription	1,574	1,439	1,466	1,240	1,040	899	884	861
Software support and services	3,811	3,742	3,429	2,886	2,744	2,469	2,187	2,089
Total cost of revenue(1)	6,441	6,449	5,908	5,237	4,714	4,184	3,887	3,715
Gross profit	31,257	28,468	25,559	22,976	23,410	22,290	21,268	22,106
Operating expenses
Research and development(1)	12,495	11,565	11,919	10,299	9,775	9,210	8,565	8,850
Sales and marketing(1)	27,425	25,618	25,063	21,764	21,336	17,771	15,442	13,760
General and administrative(1)	6,443	6,232	5,117	4,608	3,167	3,177	3,287	2,450
Amortization of intangible assets	—	365	365	52	52	52	52	52
Impairment of in-process research and development	—	—	—	—	—	3,925	—	—
Total operating expenses	46,363	43,780	42,464	36,723	34,330	34,135	27,346	25,112
Operating loss	(15,106)	(15,312)	(16,905)	(13,747)	(10,920)	(11,845)	(6,078)	(3,006)
Other expense - net	44	66	95	97	96	132	83	85
Loss before income taxes	(15,150)	(15,378)	(17,000)	(13,844)	(11,016)	(11,977)	(6,161)	(3,091)
Income tax expense	153	135	111	118	82	80	39	51
Net loss	$(15,303)	$(15,513)	$(17,111)	$(13,962)	$(11,098)	$(12,057)	$(6,200)	$(3,142)
Net loss per share, basic and diluted	$(0.20)	$(0.20)	$(0.66)	$(1.23)	$(1.03)	$(1.18)	$(0.64)	$(0.34)
Weighted-average shares used to compute net loss per share, basic and diluted	76,034	75,871	26,028	11,335	10,735	10,187	9,692	9,197

(1)	Amounts include stock-based compensation as follows:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Stock-Based Compensation Expense:	(in thousands)
Contra-revenue	$—	$—	$98	$25	$28	$14	$13	$23
Cost of revenue	456	468	328	101	90	86	70	81
Research and development	1,606	1,439	1,687	1,248	1,140	1,123	1,383	1,592
Sales and marketing	1,859	1,957	1,498	616	490	511	466	426
General and administrative	1,017	1,015	895	436	279	257	218	177
Total stock-based compensation expense	$4,938	$4,879	$4,506	$2,426	$2,027	$1,991	$2,150	$2,299

Quarterly Revenue Trends

Our total revenue generally increased, on a quarterly basis, over the eight quarters ended December 31, 2014, reflecting increasing customer adoption of our mobile IT solutions, partially off-set by the decrease in perpetual license revenue related to licenses delivered prior to January 2013. The quarterly revenue in the quarters ended December 31, September 30, June 30 and March 31, 2014 included $1.0 million, $1.2 million, $1.4 million and $1.6 million, respectively, of perpetual license revenue relating to licenses that were delivered prior to 2013, but for which the revenue was being recognized ratably over the contractual term of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013. The corresponding amounts in the quarters ended December 31, September 30, June 30 and March 31, 2013 were $3.1 million, $4.5 million, $5.9 million and $7.5 million.

Subscription revenue increased over the quarterly periods primarily due to sales of solutions sold under either a cloud-based delivery model or as a subscription term license for our on premise software products.

Software support and services revenue increased over the quarterly periods as a result of increased perpetual license sales and the increase in our cumulative installed base of customers that purchased recurring software support.

Given our limited sales history, quarterly revenue trends over recent quarters may not be reliable indicators of our future revenue mix. Moreover, because we recognize revenue from perpetual licenses when delivered, assuming all other revenue recognition criteria have been met, and we recognize subscription and software support and services revenue ratably over the contractual term of the related software support agreements, quarterly changes in our mix of perpetual license revenue versus subscription and software support and services revenue may produce substantial variation in our revenue even if our sales activity remains consistent. We believe there are seasonal factors that may cause us to record higher revenue in some quarters compared to others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers.

Quarterly Gross Profit and Margin Trends

While gross profit increased in quarters of 2014 as compared to 2013, quarterly gross margin generally was lower in the quarters of 2014 compared to the quarters of 2013 primarily due to decreases in revenue from perpetual licenses delivered prior to January 1, 2013, which had no corresponding cost of revenue. The increase in gross margin in the quarter ended December 31, 2014 was due primarily to increases in revenue and a reduction in software royalty payments. In the future, gross margin may fluctuate on a quarterly basis due to shifts in the mix of sales between perpetual and subscription licenses, the mix of products sold, the mix between large and small customers, the timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third party hosting facilities.

Quarterly Operating Expense Trends

Total operating expenses generally increased for all periods presented primarily due to the addition of personnel in connection with the expansion of our business. Sales and marketing expense increased from the quarter ended September 30, 2013 to the quarter ended December 31, 2013 primarily due to increased commission expense and third party marketing spending as we held a number of events in the fourth quarter. Sales and marketing expense increased in the quarter ended June 30, 2014 compared to the quarter ended March 31, 2014 due primarily to hiring and increased stock-based compensation and commission expense. Sales and marketing expense increased during 2013 and 2014 as we hired sales personnel to capture increasing sales opportunities and engaged in marketing programs for lead generation and various activities to promote our products. General and administrative expense increased in the quarter ended June 30, 2013 compared to the quarter ended March 31, 2013 due primarily to hiring and outside legal costs to support the growth of our business and litigation-related legal costs. General and administrative expense increased in the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013 due to payroll-related costs as we increased headcount, higher litigation-related legal expenses, consulting expense to supplement our finance team and outside legal expense to support our growth in contract volume. In the quarter ended September 30, 2013, we abandoned an in process research and development project and recorded a $3.9 million impairment loss. We generally expect our operating expenses to increase in absolute dollars as we continue to invest in future products and anticipated growth. In addition, we expect stock-based compensation expense to increase in 2015 with the introduction of the 2015 Employee Bonus Plan payable in unrestricted common stock and on-going grants of restricted stock units to our employees and officers.

Liquidity and Capital Resources

	As of December 31,
	2014	2013

	(In thousands)
Cash and cash equivalents	$104,287	$73,573
Short-term investments	13,869	—
Long-term investments	22,220	—

	For the year ended December 31,
(in thousands, except percentages)	2014	2013	2012
Net cash used in operating activities	$(36,569)	$(25,550)	$(23,481)
Net cash used in investing activities	$(39,873)	$(2,607)	$(5,386)
Net cash provided by financing activities	$107,156	$63,038	$43,801

At December 31, 2014, we had cash and cash equivalents of $104.3 million. Substantially all of our cash and cash equivalents are held in the United States.

In the fourth quarter of 2014, we invested a portion of our IPO proceeds from cash and cash equivalents into fixed income securities, including commercial paper, corporate debt securities and obligations of U.S. government agencies. At December 31, 2014 we had short-term investments of $13.9 million and long-term investments of $22.2 million.

In addition, in December 2013, we amended a revolving line of credit with a financial institution to increase our potential borrowing capacity to $20.0 million and extended the maturity date to August 2015. All other material terms and conditions remained the same with the exception of the added requirement that we maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.15. As of December 31, 2014, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

Cash Used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business. Cash used in operating activities was $36.6 million,  $25.6 million and $23.5 million in 2014, 2013 and 2012, respectively.

In 2014, we used $36.6 million of cash in operating activities primarily as a result of our expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative teams. We incurred a net loss of $61.9 million in 2014 as we increased our operating expenses 40% to $169.3 million and increased our cost of revenue 46% to $24.0 million. The net loss included non-cash charges of $20.5 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $13.4 million favorable increase in deferred revenue and a $2.9 million favorable change in accounts payable, accrued expenses and other long-term liabilities that were partially offset by increases in accounts receivable of $10.6 million and other current and noncurrent assets of $835,000.

In 2013, we used $25.6 million of cash for operating activities primarily as a result of the expansion of our sales organization and investment in marketing programs, and the addition of headcount in research and development, customer success and data center operations, partially offset by cash received from customers. We believe this investment is necessary to drive the long-term success of our company. We incurred a net loss of $32.5 million in 2013 as we increased our operating expenses 57% to $120.9 million and increased cost of revenue 41% to $16.5 million. The net loss included non-cash charges of $14.4 million, primarily due to stock-based compensation, depreciation expense and impairment of IPR&D. Unfavorable changes in operating assets and liabilities, net of acquisitions, of $7.4 million increased our use of cash from operations, as growth in accounts receivable and decreases in deferred revenue was only partially offset by increases in accrued liabilities, especially payroll-related accrued expense.

In 2012, we used $23.5 million of cash for operating activities primarily as a result of our investment in product development, the expansion of our marketing and sales activities, and the related increased support infrastructure required, partially offset by cash received from customers. We incurred a net loss of $46.5 million in 2012 as we more than doubled our operating expenses to $77.0 million and increased cost of revenue 125% to $11.7 million. The net loss was partially offset by favorable changes in operating assets and liabilities, net of acquisitions, of $17.4 million, mainly due to increased deferred revenue, and non-cash charges of $5.6 million, primarily for stock-based compensation and depreciation expense.

Cash Used in Investing Activities

Our investing activities have consisted of purchases of property and equipment, a business and technology and other assets. We expect to continue to make such purchases to support the growth of our business.

Cash used in investing activities was $39.9 million in 2014 which consisted mostly of our purchase of $36.1 million of short and long-term investments. In addition, we purchased $3.1 million of equipment and software and paid $650,000 to purchase intellectual property.

Cash used in investing activities was $2.6 million and $5.4 million, in 2013 and 2012, respectively. In 2013, $2.2 million of the cash used in investing activities was attributable to the purchase of equipment for the expansion of our data centers and increase in infrastructure to support our increasing headcount. In 2012, we used $3.1 million for the purchase of Push Computing, Inc., or Push, $1.9 million for the purchase of equipment and $396,000 for the purchase of intellectual property. We purchased Push and the intellectual property to provide enhanced security features in our software applications and services. Property and equipment purchases were primarily to support our employee growth and expand our data centers.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from the initial public offering, the issuance of convertible preferred stock, the exercise of stock options, and borrowings and repayments under our revolving line of credit.

In 2014, our financing activities provided $107.2 million of cash. Cash from financing activities in 2014 included proceeds from our IPO of $107.0 million, net of underwriting discounts and commissions, $2.0 million of proceeds from the issuance of convertible preferred stock, $2.3 million from the exercise of stock options as well as $4.3 million of cash received from employees related to our ESPP, partially offset by a net $4.3 million repayment of borrowings from our revolving line of credit and $4.1 million in payments of IPO offering costs.

In 2013, our financing activities provided $63.0 million, which included $57.7 million of net proceeds from the issuance of convertible preferred stock, $4.3 million from borrowings under our revolving line of credit and $1.0 million from the exercise of stock options.

In 2012, our financing activities provided $43.8 million, which included $42.3 million of net proceeds from the issuance of convertible preferred stock and $1.5 million from the exercise of stock options. In 2011, our financing activities provided $20.9 million, which included $19.9 million of net proceeds from the issuance of convertible preferred stock and $1.0 million from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of December 31, 2014:

		Less Than 1			More Than 5
	Total	year	1-3 years	3-5 years	years

	(In thousands)
Operating lease obligations	$7,830	$3,279	$4,097	$454	$—
Purchase obligations	4,641	3,895	746	—	—
Total	$12,471	$7,174	$4,843	$454	$—

In January 2015, we expanded our office facilities in the U.S. and internationally with additional lease commitments totaling $2.2 million.

The contractual obligations table excludes tax liabilities of $2.8 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance-Sheet Arrangements

Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Concentration

AT&T accounted for approximately 22% of our revenue (including 2% as an end customer) in 2014. In 2013, AT&T accounted for approximately 23% of our revenue (including 3% as an end customer). Our agreements with this reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumption and judgments that we believe have the most significant impact on our consolidated financial statements are described below. For further information on all of our significant accounting policies, see Note 1 entitled “Description of Business and Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We consider following to be key accounting policy elections and estimates in our revenue recognition:

(i)

Determining VSOE of fair value and best estimate of selling price, or BESP, of fair value used to allocate revenue between the elements of multiple elements arrangements requires significant judgment. As of January 1, 2013, we determined that we had sufficient history to establish VSOE of fair value for PCS and professional services. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to  a limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions completed during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. Because we did not achieve pricing consistency for our products, including product subscription and cloud-based services, we use the residual method to allocate revenue in multiple element arrangement within scope of ASC 985-605 Software Revenue Recognition and BESP to allocate the revenue in multiple element arrangement within scope of ASC 605 Revenue recognition;

(ii)

Determining whether collection of customer receivables is probable may require significant judgment. We assess collection on customer-by-customer and deal-by-deal basis and assess such factors as history of payments, financial condition, and payment terms;

(iii)	Generally, sales made through resellers are fulfilled to the end customer and processed in the same period. Inventory of the licenses held by the resellers was immaterial for all periods presented;
(iv)	We consider our resellers our customers and recognize revenue based on the price charged to resellers;

(v)	Sales commissions and other incremental costs to acquire contracts are expensed as incurred and are recorded in sales and marketing expense.

Goodwill and Intangible Assets with Indefinite Lives

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill for impairment in 2014 and 2013 and observed no impairment indicators.

We also review our indefinite lived intangible assets for impairment. We have determined that our intangible assets have not been impaired in 2014. In 2013, we abandoned an in-process research and development project and recorded a $3.9 million impairment loss.

Stock-Based Compensation

Stock-based compensation costs related to restricted stock and stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We recognize compensation costs for awards with service and performance vesting conditions on an accelerated method under the graded vesting method over the requisite service period of the award. For stock awards with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Key assumptions used in determining the fair value of our stock option grants are estimated as follows:

These assumptions are estimated as follows:

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We have opted to use the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options.

•	Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we did not have sufficient trading history for our common stock.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our dividend policy. We currently do not expect to issue any dividends.

Forfeiture Rate. The forfeiture rate is calculated on expected employee turnover. We have applied the same forfeiture rate to our entire employee population.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2014	2013	2012
Expected dividend yield	—	—	—
Risk-free interest rate	1.7% - 2.1%	1.1% - 1.9%	1.1% - 1.9%
Expected volatility	48% - 56%	52% - 53%	51% - 57%
Expected life (in years)	5.6 - 6.5	5.9 - 6.3	5.0 - 6.5

In 2014, 2013 and 2012, stock-based compensation expense was $16.7 million, $8.5 million and $4.3 million, respectively. As of December 31, 2014, we had approximately $31.2 million of total unrecognized compensation expense, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 2.3 years.

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive 24 month offering periods, consisting of four tranches. We recognize compensation expense on an accelerated-graded basis over the employee’s requisite service period. We account for the fair value of restricted stock units, or RSUs, using the closing market price of our common stock on the date of grant. RSUs typically vest ratably on a quarterly basis over one to four years.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $67.6 million as of December 31, 2014. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. When evidence indicating that it becomes more likely than not that the tax asset may be utilized, the allowance will be released.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are currently primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Euro. In 2014, our operating expenses benefitted from the increase in the value of the U.S. dollar versus the Euro and other foreign currencies.  If, in 2015 or future years, the U.S. dollar declines in value versus the Euro or other currencies, our operating expenses will increase. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to managing our risk related to fluctuations in currency rates.

Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Interest Rate Risk

We had cash, cash equivalents and fixed income investments of $140.4 million and $73.6 million as of December 31, 2014 and 2013, respectively, consisting of bank deposits, money market funds, corporate debt securities, commercial paper and securities and obligations of U.S. government agencies.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. By policy, we limit the amount of credit exposure to any one issuer and our investments are held with capital preservation as the primary objective.

Our cash equivalents and investments are subject to market risk due to changes in interest rates.

Due to increases in interest rates, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.  However, because we classify our investments as “held-to-maturity”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in value are determined to be other-than-temporary.  We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.  For instance the effect of  a hypothetical 50 basis point increase or decrease in interest rates would result in a change of approximately $250,000 to our annual interest income.

Item 8. Financial Statements and Supplementary Data

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

MobileIron, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MobileIron, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheets of MobileIron, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MobileIron, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

February 27, 2015

MOBILEIRON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$104,287	$73,573
Short-term investments	13,869	—
Accounts receivable, net of allowance for doubtful accounts of $550 and $492 at December 31, 2014 and 2013, respectively	34,676	24,125
Prepaid expenses and other current assets	4,018	3,712
Total current assets	156,850	101,410
Long-term investments	22,220	—
Property and equipment—net	3,978	3,095
Intangible assets—net	2,132	1,311
Goodwill	5,475	4,799
Other assets	1,187	644
TOTAL ASSETS	$191,842	$111,259
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,137	$836
Accrued expenses	21,169	14,798
Short-term borrowings	—	4,300
Deferred revenue-current	44,096	32,422
TOTAL CURRENT LIABILITIES	66,402	52,356
Long-term liabilities:
Deferred revenue-noncurrent	10,078	8,329
Other long-term liabilities	268	140
TOTAL LIABILITIES	76,748	60,825
Commitments and contingencies (Note 12)
Convertible preferred stock:
Convertible preferred stock, $0.0001 par value, 10,000,000 and 69,505,831 shares authorized, zero and 49,446,072 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	160,259
Stockholders' equity (deficit):
Common stock, $0.0001 par value, 300,000,000 and 111,390,000 shares authorized, 76,153,844 shares and 11,008,283 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	8	2
Additional paid-in capital	305,809	19,007
Accumulated deficit	(190,723)	(128,834)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	115,094	(109,825)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$191,842	$111,259

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue
Perpetual license	$66,816	$69,810	$26,251
Subscription	30,227	15,085	5,617
Software support and services	35,252	20,679	9,022
Total revenue	132,295	105,574	40,890
Cost of revenue
Perpetual license	4,448	3,327	1,930
Subscription	5,719	3,684	2,998
Software support and services	13,868	9,489	6,742
Total cost of revenue	24,035	16,500	11,670
Gross profit	108,260	89,074	29,220
Operating expenses:
Research and development	46,278	36,400	23,773
Sales and marketing	99,870	68,309	45,979
General and administrative	22,400	12,081	7,223
Amortization of intangible assets	782	208	52
Impairment of in-process research and development	—	3,925	—
Total operating expenses	169,330	120,923	77,027
Operating loss	(61,070)	(31,849)	(47,807)
Other expense-net	302	396	137
Loss before income taxes	(61,372)	(32,245)	(47,944)
Income tax expense (benefit)	517	252	(1,433)
Net loss	$(61,889)	$(32,497)	$(46,511)
Net loss per share, basic and diluted	$(1.30)	$(3.27)	$(6.04)
Weighted-average shares used to compute net loss per share, basic and diluted	47,517	9,953	7,696

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

							Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE—December 31, 2011	39,044,391	$56,956	6,724,112	$1	$1,678	$(49,826)	$(48,147)
Issuance of common stock for stock option exercises	—	—	470,534	—	179	—	179
Vesting of early exercised stock options and restricted stock	—	—	1,235,076	—	918	—	918
Issuance of Series E preferred stock at $9.9550 per share—net of issuance costs of $120	4,259,145	42,280	—	—	—	—	—
Acquisition of Push Computing, Inc.	333,099	3,316	476,498	—	1,761	—	1,761
Acquisition of intellectual property	—	—	32,847	—	95	—	95
Stock-based compensation	—	—	—	—	4,284	—	4,284
Net loss	—	—	—	—	—	(46,511)	(46,511)
BALANCE—December 31, 2012	43,636,635	$102,552	8,939,067	$1	$8,915	$(96,337)	$(87,421)
Issuance of common stock for stock option exercises	—	—	569,096	—	679	—	679
Vesting of early exercised stock options and restricted stock	—	—	1,500,120	1	946	—	947
Issuance of Series F preferred stock at $9.9550 per share—net of issuance costs of $127	5,809,437	57,707	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,467	—	8,467
Net loss	—	—	—	—	—	(32,497)	(32,497)
BALANCE—December 31, 2013	49,446,072	$160,259	11,008,283	$2	$19,007	$(128,834)	$(109,825)
Issuance of common stock for stock option exercises	—	—	1,044,087	—	2,280	—	2,280
Vesting of early exercised stock options and restricted stock	—	—	1,400,259	—	669	—	669
Issuance of Series F preferred stock at $9.9550 per share—net of issuance costs of $6	200,903	1,994	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,749	—	16,749
Conversion of preferred stock for initial public offering	(49,646,975)	(162,253)	49,646,975	5	162,248	—	162,253
Issuance of common stock for initial public offering, net of issuance costs of $4,076	—	—	12,777,777	1	102,874	—	102,875
Purchase of Averail Corporation	—	—	276,463	—	1,982	—	1,982
Net loss	—	—	—	—	—	(61,889)	(61,889)
BALANCE—December 31, 2014	—	$—	76,153,844	$8	$305,809	$(190,723)	$115,094

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,889)	$(32,497)	$(46,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,749	8,467	4,284
Depreciation	2,215	1,563	995
Amortization of intangible assets	1,430	485	75
Provision for doubtful accounts	54	(67)	287
Impairment of in-process research and development	—	3,925	—
Loss on disposal of equipment	21	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,605)	(5,996)	(10,822)
Other current and noncurrent assets	(835)	(2,713)	(969)
Accounts payable	(12)	147	(365)
Accrued expenses and other long-term liabilities	2,881	5,884	2,392
Deferred revenue	13,422	(4,748)	27,153
Net cash used in operating activities	(36,569)	(25,550)	(23,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,119)	(2,244)	(1,939)
Purchases of investment securities	(36,104)	—	—
Purchase of Push Computing, Inc.—net of cash acquired	—	(333)	(3,051)
Purchase of intellectual property	(650)	(30)	(396)
Net cash used in investing activities	(39,873)	(2,607)	(5,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	3,300	4,300	—
Repayments of revolving line of credit	(7,600)	—	—
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs of $6, $127 and $120 in the years ended December 31, 2014, 2013 and 2012, respectively	1,994	57,707	42,280
Proceeds from initial public offering	106,950	—	—
Payment of offering costs related to initial public offering	(4,076)	—	—
Proceeds from Employee Stock Purchase Plan	4,280	—	—
Proceeds from exercise of stock options	2,308	1,031	1,521
Net cash provided by financing activities	107,156	63,038	43,801
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,714	34,881	14,934
CASH AND CASH EQUIVALENTS—Beginning of period	73,573	38,692	23,758
CASH AND CASH EQUIVALENTS—End of period	$104,287	$73,573	$38,692
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$271	$168	$109
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES RELATED TO ACQUISITIONS
Fair value of assets acquired	$2,276	$—	$11,428
Liabilities assumed	(294)	—	(1,642)
Issuance of preferred and common stock	(1,982)	—	(5,172)
Consideration payable	—	—	(363)
Less cash acquired	—	—	(804)
Cash paid	$—	$—	$3,447

See accompanying notes to the consolidated financial statements

1. Description of Business and Significant Accounting Policies

Description of Business

MobileIron, Inc. and its wholly owned subsidiaries, collectively, the “Company”, “we”, “us” or “our”, provides a purpose-built mobile IT platform that enables enterprises to manage and secure mobile applications, content and devices while providing their employees with device choice, privacy and a native user experience. We were incorporated in Delaware in July 2007 and are headquartered in Mountain View, California, with additional sales and support presence in North America, Europe, the Middle East, Asia and Australia.

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

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Stock Split

In May 2014, we amended and restated our amended and restated certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-for-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-for-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout these consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $304,000 $399,000 and $146,000 in 2014, 2013 and 2012, respectively, in other expense—net in our consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, stock-based compensation, goodwill, intangible assets and accounting for income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $77.5 million, are held in a single fund that is rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. Activity in our allowance for doubtful accounts was as follow:

	Balance at	Bad	Write-offs,	Balance at
	Beginning	Debt	Net of	End
	of Period	Expense	Recoveries	of Period
Balance as of December 31, 2014	$492	$54	$4	$550
Balance as of December 31, 2013	$559	$(67)	$—	$492
Balance as of December 31, 2012	$272	$287	$—	$559

One reseller accounted for 22% (2% as an end customer), 23% (3% as an end customer) and 17% (3% as an end customer) of total revenue in 2014, 2013 and 2012, respectively. The same reseller accounted for 16% and 12% of net accounts receivable as of December 31, 2014 and 2013, respectively.

A separate reseller accounted for 13% of our net accounts receivable as of December 31, 2013.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Summary of Significant Accounting Policies

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

Signed agreements, including by electronic acceptance, are used as evidence of an arrangement. Delivery is considered to occur when we provide a customer with a link and credentials to download our software. Delivery of a hardware appliance (an “appliance”) is considered to occur when title and risk of loss has transferred to the customer, which typically occurs when appliances are delivered to a common carrier. Delivery of services occurs when performed.

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

We use the residual method to recognize revenue when a perpetual license arrangement includes one or more elements to be delivered at a future date provided the following criteria are met: (i) VSOE of fair value does not exist for one or more of the delivered items but exists for all undelivered elements, (ii) all other applicable revenue recognition criteria are met and (iii) the fair value of all of the undelivered elements is less than the arrangement fee. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and contractual customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue in the period in which it was earned. If evidence of the fair value of one or more undelivered elements does not exist, then the revenue is deferred and recognized when delivery of those elements occurs, or when fair value can be established, or ratably over the PCS period if the only undelivered element is PCS—we refer to these deferred revenue elements as the “Deferred Portion.”

Revenue from subscriptions to our on premise term licenses, arrangements where perpetual and subscriptions to our on premise term licenses are sold together, and subscriptions to our cloud service are recognized ratably over the contractual term for all periods presented and are included as a component of subscription revenue within our consolidated statements of operations. We refer to arrangements where perpetual and subscriptions to our on premise term licenses are sold together as “Bundled Arrangements.”

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

Revenue from PCS is recognized ratably over the support term and is included as a component of software support and service revenue within the consolidated statements of operations.

Revenue related to professional services is recognized upon delivery and is included as a component of software support and services revenue within the consolidated statements of operations.

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $5.2 million and $21.1 million of perpetual license revenue in 2014 and 2013, respectively, related to sales made prior to January 1, 2013. Approximately $2.1 million and $7.3 million deferred revenue as of December 31, 2014 and 2013, respectively, related to sales made prior to January 1, 2013.

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

Appliance revenue was less than 10% of total revenue for all periods presented and is included as a component of perpetual license revenue within the consolidated statements of operations.

Generally, sales made through resellers are fulfilled to the end customer and processed in the same period. Inventory of the licenses held by the resellers was immaterial for all periods presented.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2014,  cash and cash equivalents consisted of cash deposited with banks, money market funds and investments that mature within three months of their purchase.  At December 31, 2013, cash and cash equivalents consisted of case deposited with bank and money market funds.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. In 2014, 2013 and 2012, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for 2014, 2013 and 2012, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of December 31, 2014 and 2013, we had inventory of $528,000 and $665,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

Software Development Costs Incurred in Connection with Software to be Sold or Marketed

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

Internal Use Software

We capitalize costs incurred during the application development stage related to our internally used software. Such costs are primarily incurred by third-party vendors and consultants. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Amounts capitalized in all periods presented were not significant.

All software development costs incurred in connection with our cloud offering, or SaaS, are also sold or marketed to partners or end customers, therefore we start capitalizing costs when technological feasibility is achieved. No costs were capitalized in any periods presented as we believe that our current process for developing software is essentially completed concurrent with the establishment of technological feasibility.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment, determined to be three years for computers and equipment and software, five years for furniture and fixtures, and the lesser of the remaining lease term or estimated useful life for leasehold improvements. Expenditures for repairs and software support are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected as operating expenses in the consolidated statements of operations.

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

We have determined that our intangible assets have not been impaired during the year ended December 31, 2014. In 2013, we abandoned an in-process research and development project and recorded a $3.9 million impairment loss.

Long-Lived Assets with Finite Lives

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate in 2014 and 2013 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense in 2014, 2013 and 2012 was $526,000,  $560,000 and $361,000, respectively.

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

2. Significant Balance Sheet Components

Property and Equipment—Property and equipment at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Computers and appliances	$6,405	$4,265
Purchased software	1,698	856
Furniture and fixtures	182	176
Leasehold improvements	717	689
Total property and equipment	9,002	5,986
Accumulated depreciation and amortization	(5,024)	(2,891)
Total property and equipment—net	$3,978	$3,095

Accrued Expenses—Accrued expenses at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Accrued commissions	$6,199	$6,703
Accrued vacation	3,589	2,543
Employee Stock Purchase Plan liability	4,280	—
Other accrued payroll-related expenses	2,231	1,309
Liability for early exercised stock options (Note 10)	294	938
Other accrued liabilities	4,576	3,305
Total accrued expenses	$21,169	$14,798

Deferred Revenue—Current and noncurrent deferred revenue at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Perpetual license	$3,045	$8,589
Subscription	19,981	10,600
Software support	29,213	19,868
Professional services	1,935	1,694
Total current and noncurrent deferred revenue	$54,174	$40,751

Included in deferred perpetual license revenue is $2.1 million and $7.3 million at December 31, 2014 and 2013, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 entitled “Description of Business and Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K.

3. Fair Value Measurement

With the exception of our held-to-maturity fixed income investments, we report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of December 31, 2014 or December 31, 2013.

Our financial instruments measured at fair market value as of December 31, 2014 and 2013 were as follows:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market funds	$77,522	$—	$—	$77,522
Corporate debt securities	—	19,738	—	19,738
Commercial paper	—	16,393	—	16,393
Securities and obligations of U.S. government agencies	—	13,636	—	13,636
Total	$77,522	$49,767	$—	$127,289

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market funds	$52,901	$—	$—	$52,901
Total	$52,901	$—	$—	$52,901

4. Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of December 31, 2014 were as follows:

	As of December 31,
	2014
	(In thousands)
	Amortized			Fair
	cost	Gains	Losses	Value
Corporate debt securities	$19,756	$3	$(21)	$19,738
Commercial paper	16,391	2	—	16,393
Securities and obligations of U.S. government agencies	13,641	2	(7)	13,636
Total	$49,788	$7	$(28)	$49,767

The following table summarizes the balance sheet classification of our investments:

As of December 31,
2014

(In thousands)
Cash equivalents	$13,699
Short-term investments	13,869
Long-term investments	22,220
Total investments	$49,788

The gross amortized cost and estimated fair value of our held-to-maturity investments at December 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31,
	2014

	(In thousands)
	Gross
	Amortized	Fair
	Cost	Value
Due in one year or less	$27,568	$27,565
Due after one year through five years	22,220	22,202
Total	$49,788	$49,767

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-

temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In 2014, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Acquisitions

In November 2014, we purchased developed technology for $650,000 to enhance our product portfolio, which we capitalized in intangible assets—net on the accompanying balance sheet and expect to amortize on a straight-line basis over its estimated useful life of three years.

In April 2014, we completed the acquisition of certain assets of Averail Corporation, or Averail, a privately-held content security-oriented software company, for 276,463 shares of common stock and the assumption of certain liabilities. The assets acquired will provide additional features in our Docs@Work product. Included in the total, 43,612 shares are subject to a holdback provision for standard representations and warranties and will be held in escrow for 18 month from the date of acquisition. The aggregate purchase price of the transaction was approximately $2.0 million, net of liabilities assumed. In connection with this acquisition, 103,231 of these shares were distributed to entities affiliated with Storm Ventures, and 103,232 of these shares were issued to entities affiliated with Foundation Capital, subject to certain holdback provisions. The Storm Ventures entities and the Foundation Capital entities each collectively hold more than 5% of our capital stock. In addition, Tae Hea Nahm, an affiliate of Storm Ventures, serves on our board of directors and was a director of Averail prior to its acquisition. The aggregate value of the securities issued to our investors was approximately $1.5 million.

The total consideration for this transaction was approximately $2.0 million and consisted of the following (in thousands except share data):

Common stock issued (232,854 shares)	$1,670
Holdback common stock (43,612 shares)	312
Total consideration	$1,982

Transaction costs associated with the acquisition were $167,000, all of which we expensed in 2014, and are included in general and administrative expense.

We accounted for the Averail acquisition as a business combination. The assets acquired and liabilities assumed were recorded at fair market value. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from this business combination was primarily related to value placed on the employee workforce and expected synergies. Goodwill for all acquisitions is not amortized and is not deductible for tax purposes.

The purchase price was allocated as follows (in thousands):

Technology – intangible asset	$1,600
Goodwill	676
Liabilities assumed	(294)
Net assets acquired	$1,982

The technology intangible asset is being amortized on a straight-line basis over a period of four years and is reported, net of accumulated amortization, in the accompanying consolidated balance sheet as of December 31, 2014. Amortization expense related to the intangible asset was $300,000 in 2014 and was included in cost of revenue.

In October 2012, we acquired all of the issued and outstanding securities of Push Computing, Inc., or Push, a privately held provider of advanced device management and security functionality that, combined with the Company’s existing and in-process solutions, was expected to provide enhanced security to customers.

The total consideration for this transaction was approximately $9.3 million and consisted of the following (in thousands except share data):

Cash consideration paid at closing	$3,855
Common stock issued (476,498 shares)	1,761
Series E preferred stock issued at closing (333,099 shares)	3,316
Holdback based on standard representations and warranties	333
Total consideration	$9,265

Transaction costs associated with the acquisition were $222,000, all of which the Company expensed in 2012, and are included in general and administrative expense.

We accounted for the Push acquisition under the acquisition method of accounting as a business combination. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from the business combination was primarily related to value placed on the employee workforce and expected synergies. The purchase price was allocated as follows (in thousands):

Cash	$804
Other current assets	28
Intangible assets:
Noncompete	1,042
In-process research and development	3,925
Goodwill	4,799
Deferred tax liability	(1,333)
Net assets acquired	$9,265

As part of the acquisition accounting, we established a deferred income tax liability of $1.3 million to reflect the tax effect of the temporary difference between the $5.0 million in fair value assigned to intangible assets acquired and their tax bases. Concurrently, we released the valuation allowance on the deferred income tax liability and recognized a $1.3 million benefit to income tax expense. Intangible assets were initially being amortized over a weighted-average period of five years. The intangible assets acquired are reported, net of accumulated amortization, in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. Amortization expense related to the acquired intangible assets for 2014, 2013 and 2012 was $782,000,  $208,000 and $52,000, respectively, all of which was included as a separate component of operating expenses. We initially capitalized the IPR&D with the expectation that it would be amortized to cost of revenue when the underlying projects were complete. In 2013, we abandoned the IPR&D intangible project and recorded a $3.9 million impairment loss in 2013. Later, in conjunction with the termination of the employees subject to the noncompete agreements, we reduced the remaining life of the noncompete covenants intangible asset. The net book value of all intangible assets at December 31, 2014 is zero.

In addition to the purchase consideration, we granted certain restricted stock and retention bonuses which were accounted for as post-acquisition compensation.

In April 2012, we acquired all of the issued and outstanding securities of Forgepond Inc., or Forgepond, a privately held company which was developing mobile application security functionality. The total fair value of this transaction was $829,000 and was paid for with $396,000 in cash, 32,847 shares of common stock, and $30,000 of cash paid in April 2013. The fair value recorded relates to definite-lived intangible assets, which consist of developed technology, and a deferred income tax liability of $309,000 to reflect the tax effect of the temporary difference between the fair value assigned to intangible asset acquired and its tax basis. We released the valuation allowance on the deferred income tax liability and recognized a $309,000 benefit to income tax expense. We accounted for the Forgepond purchase as an asset acquisition as Forgepond’s sole activities were coding and development of the security application, which was at an early stage. The overall weighted-average life of the identified intangible assets acquired in these purchases was three years. These identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives, as a component of perpetual license cost of revenue.

In addition to the purchase consideration, we granted certain restricted stock and retention bonuses which were accounted for as post-acquisition compensation.

Pro forma results of operations for the acquisitions completed have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

6. Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
In-process research and development	$3,925	$—	$(3,925)	$—
Noncompete covenants	1,042	(1,042)	—	—
Technology	3,080	(948)	—	2,132
Total	$8,047	$(1,990)	$(3,925)	$2,132

	As of December 31, 2013
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
In-process research and development	$3,925	$—	$(3,925)	$—
Noncompete covenants	1,042	(260)	—	782
Technology	829	(300)	—	529
Total	$5,796	$(560)	$(3,925)	$1,311

Amortization of the technology intangible assets was recorded in cost of revenue.

The weighted average remaining life of our intangible assets on December 31, 2014 was 2.8 years.

Estimated remaining intangible assets amortization expense for the next five years as follows (in thousands):

Year
2015	$870
2016	617
2017	545
2018	100
2019	—
Total	$2,132

At December 31, 2014, 2013 and 2012, the carrying value of goodwill was as follows (in thousands):

Balance , December 31, 2012	$4,799
Additions	—
Balance , December 31, 2013	4,799
Additions	676
Balance, December 31, 2014	$5,475

7. Line of Credit

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

There were no outstanding amounts under the line of credit at December 31, 2014 and $4.3 million outstanding at December 31, 2013. As of December 31, 2014 and 2013, we were in compliance with all financial covenants.

8. Preferred Stock

As of the consummation of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of December 31, 2014.

In January 2014, we issued 200,903 shares of Series F for net cash proceeds of $2.0 million.

In August, September and December 2013, we issued 5,809,437 shares of Series F for net cash proceeds of $57.7 million.

In May, June and October 2012, we issued 4,259,145 shares of Series E for net cash proceeds of $42.3 million. In October 2012, we issued 333,099 shares of Series E to former Push debt holders as part of the consideration for the acquisition of Push.

As of December 31, 2013, we classified our convertible preferred stock outside of stockholders’ deficit because the shares were considered effectively redeemable upon a deemed liquidation event. During the periods presented, we did not adjust the carrying value of the convertible preferred stock to the deemed liquidation value of such shares as a qualifying liquidation event was not probable.

The following table summarizes information regarding our convertible preferred stock by class immediately prior to the IPO (in thousands, except share and per share data):

			Per share	Aggregate
	Shares		liquidation	liquidation	Carrying
	Authorized	Outstanding	preference	preference	value
Series A	18,604,666	13,289,037	$0.70	$9,302	$9,222
Series B	16,225,758	11,589,825	0.95	10,977	10,929
Series C	13,281,250	9,486,602	1.79	17,000	16,860
Series D	6,550,505	4,678,927	4.27	20,000	19,945
Series E	6,429,159	4,592,244	9.96	45,716	45,596
Series F	8,414,493	6,010,340	9.96	59,833	59,701
Total	69,505,831	49,646,975		$162,828	$162,253

The following table summarizes our convertible preferred stock by class as of December 31, 2013 (in thousands, except share and per share data):

			Per share	Aggregate
	Shares		liquidation	liquidation	Carrying
	Authorized	Outstanding	preference	preference	value
Series A	18,604,666	13,289,037	$0.70	$9,302	$9,222
Series B	16,225,758	11,589,825	0.95	10,977	10,929
Series C	13,281,250	9,486,602	1.79	17,000	16,860
Series D	6,550,505	4,678,927	4.27	20,000	19,945
Series E	6,429,159	4,592,244	9.96	45,716	45,596
Series F	8,414,493	5,809,437	9.96	57,833	57,707
Total	69,505,831	49,446,072		$160,828	$160,259

9. Common Stock

We were authorized to issue 300,000,000 and 111,390,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2014 and 2013, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from funds available, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of December 31, 2014 and 2013, we reserved shares of common stock for issuance as follows:

	As of December 31,
	2014	2013
Conversion of preferred stock	—	49,446,072
Options outstanding	16,435,568	13,330,882
Unvested restricted stock units outstanding	478,789	—
Unvested restricted stock outstanding	93,805	1,918,620
Unvested early exercised stock options	117,187	465,260
Shares available for grant under Equity Incentive Plan	7,392,158	2,085,338
Shares available for purchase under Employee Stock Purchase Plan	2,071,428	—
Total	26,588,935	67,246,172

10. Share Based Awards

2008 Plan

In 2008, our board of directors approved the adoption of the 2008 Stock Plan, or the 2008 Plan. As of December 31, 2013, a total of 2,085,338 shares were available for issuance under the 2008 Plan.

The 2008 Plan, which expired on June 12, 2014, provided for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants of the Company. Options granted under the 2008 Plan generally become exercisable within three to four years following the date of grant and expire 10 years from the date of grant. When options are subject to our repurchase right, we may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

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

The initial number of shares of our common stock available to be issued under our 2014 Plan was 8,142,857, which number of shares will be increased by any shares subject to stock options or other stock awards granted under the 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting), not to exceed 16,312,202.

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

The initial number of shares of our common stock available to be issued under our ESPP was 2,071,428 shares. Additionally, the number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP.

We recorded approximately $4.2 million of stock-based compensation in 2014 related to our ESPP. We did not record any stock-based compensation expense related to our ESPP in 2013.

Stock Plan Activity

Restricted Stock and Restricted Stock Units

Restricted stock activity in 2012, 2013 and 2014 was as follows:

	Restricted Stock
		Time - and -
	Time - based	performance based	Total
	shares	shares	shares
Unvested, December 31, 2011	—	—	—
Granted	1,586,159	1,348,825	2,934,984
Vested	(125,746)	(69,913)	(195,659)
Unvested, December 31, 2012	1,460,413	1,278,912	2,739,325
Granted	—	—	—
Vested	(573,695)	(247,010)	(820,705)
Unvested, December 31, 2013	886,718	1,031,902	1,918,620
Granted	16,294	—	16,294
Vested	(491,313)	(586,204)	(1,077,517)
Cancelled/Forfeited	(350,440)	(413,152)	(763,592)
Unvested, December 31, 2014	61,259	32,546	93,805

For stock-based compensation expense, we measure the value of the restricted stock based on the fair value of our common stock on the date of grant. Our restricted stock grants may be subject to service only or service and performance-based vesting conditions. We expense the fair value of restricted stock grants with service only vesting conditions on a straight-line basis over the vesting period of the awards.

For shares subject to service and performance conditions, we evaluate the probability of meeting the vesting conditions at the end of each reporting period to determine how much compensation expense to record. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense using the graded vesting method over the vesting periods of the awards. To the extent that actual results or updated estimates differ from our original estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised. In May 2014, in conjunction with the termination of certain employees, we accelerated the vesting of and repurchased or cancelled shares of restricted stock. The stock-based compensation expense recorded in 2014 includes the remaining compensation expense associated with those shares as well as expense of $401,000 associated with the modification of the awards. As of December 31, 2014, performance conditions associated with the remaining unvested restricted stock awards subject to service and performance conditions have been met.

In 2014 we began granting restricted stock units under our 2014 Plan. For stock-based compensation expense, we measure the value of the restricted stock units based on the fair value of our common stock on the date of grant. In 2014 we recorded approximately $307,000 in compensation expense related to the restricted stock units. Our restricted stock unit grants are subject to service conditions and we expense the fair value of those shares on a straight-line basis over their vesting periods.

Our restricted stock unit activity for 2014 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2013	—	$—
Granted	480,456	9.45
Vested	—	—
Cancelled/Forfeited	(1,667)	9.18
Unvested, December 31, 2014	478,789	$9.45

Stock Options

Stock option activity under the 2008 Plan and 2014 Plan in 2012, 2013 and 2014 was as follows:

		Options Outstanding
				Weighted-	Aggregate
	Number of			Average	Intrinsic
	Shares		Weighted-	Remaining	Value
	Available for	Number of	Average	Contractual	(In thousands)
	Issuance	Shares	Exercise Price	Term (Years)	Aggregate
Balance—December 31, 2011	44,141	7,022,187	$1.11	9.15	$4,491
Authorized	5,428,571	—
Granted	(5,465,508)	5,465,508	3.25
Exercised(1)	—	(1,110,941)	1.41
Canceled	425,837	(425,837)	2.06
Repurchased	141,556	—
Balance—December 31, 2012	574,597	10,950,917	$2.11	8.78	$17,329
Authorized	4,478,151	—
Granted	(4,891,242)	4,891,242	4.33
Exercised(1)	—	(695,482)	1.72
Canceled	1,815,795	(1,815,795)	2.55
Repurchased	108,037	—
Balance—December 31, 2013	2,085,338	13,330,882	$2.90	8.38	$38,339
Authorized	9,913,915	—
Stock options granted	(5,373,131)	5,373,131	6.97
Restricted stock units granted	(480,456)	—
Exercised(1)	—	(1,089,708)	2.27
Stock options canceled	1,178,737	(1,178,737)	4.55
Restricted stock units canceled	1,667	—
Repurchased	66,088	—
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Vested and exercisable—December 31, 2013		4,864,864			$19,378
Vested and expected to vest(2)—December 31, 2013		12,244,397			$35,615
Vested and exercisable—December 31, 2014		7,190,559			$54,031
Vested and expected to vest(2)—December 31, 2014		15,523,503			$92,061

(1)	Includes early exercises of 42,772, 126,386, and 640,407 in 2014, 2013 and 2012, respectively.

(2)	Options expected to vest are net of an estimated forfeiture rate.

Additional information regarding options outstanding at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of exercises	Shares	Term (Years)	Exercise Price	Shares	Exercise Price
$0.04 — $1.75	4,312,078	5.82	$1.12	3,831,045	$1.05
$2.90 — $3.70	3,300,898	7.53	3.60	1,913,928	3.59
$3.77 — $4.55	3,823,417	8.54	4.38	1,198,509	4.33
$5.77 — $7.17	3,659,955	9.06	6.17	241,162	6.16
$7.35 — $12.05	1,339,220	9.64	9.13	5,915	8.10
Outstanding at December 31, 2014	16,435,568	7.83	$4.15	7,190,559	$2.45

The aggregate pretax intrinsic value of vested options exercised in 2014, 2013 and 2012 was $5.4 million, $1.8 million and $1.2 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate fair value of shares vested in 2014, 2013 and 2012 was $6.6 million, $4.2 million and $1.5 million, respectively. The weighted-average grant-date fair value of options granted in 2014, 2013 and 2012 was $4.09,  $2.46 and $1.64 per share, respectively.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Year ended December 31,
	2014	2013	2012
Contra-revenue	$123	$78	$—
Cost of revenue	1,353	327	173
Research and development	5,980	5,238	2,565
Sales and marketing	5,930	1,893	1,063
General and administrative	3,363	931	483
Total	$16,749	$8,467	$4,284

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by us using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. For option grants that are considered to be “plain vanilla”, we have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of time-to-vesting and the contractual life of the options.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as we did not have any trading history for our common stock. We will continue to analyze our historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available.

Risk-Free Interest Rate—The risk free rate assumption was based on the U.S. Treasury instruments with terms that were consistent with the expected term of our stock options.

Expected Dividend—The expected dividend assumption was based on our history and expectation of dividend payouts.

Forfeiture Rate—Forfeitures were estimated based on historical experience.

Fair Value of Common Stock—Prior to the IPO, the fair value of the shares of common stock underlying the stock options was historically been the responsibility of and determined by our board of directors. Because there was no public market for our common stock, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the closing of the IPO offering, the fair value of our common stock is determined based on the closing price of our common stock on the NASDAQ Global Select Market.

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

Year ended December 31,
	2014	2013	2012
Expected dividend yield	—	—	—
Risk-free interest rate	1.7% - 2.1%	1.1% - 1.9%	1.1% - 1.9%
Expected volatility	48% - 56%	52% - 53%	51% - 57%
Expected life (in years)	5.6 - 6.5	5.9 - 6.3	5.0 - 6.5

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

Year ended December 31,
2014
Expected dividend yield	—
Risk-free interest rate	0.1% - 0.5%
Expected volatility	47% - 49%
Expected life (in years)	0.7 - 2.2

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. Our stock options granted in 2014 were typically granted with vesting terms of 48 months.

The following table summarizes our unrecognized stock-based compensation expense as of December 31, 2014 net of estimated forfeitures:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$21.9	2.5
Restricted stock	4.0	2.8
ESPP	5.3	0.9
Total	$31.2	2.3

Early Exercise of Common Stock

In 2014, 2013 and 2012 we issued 42,772 shares, 126,386 shares and 640,407 shares, respectively, of common stock for the exercise of common stock options prior to their vesting dates, or early exercises. Cash received from all such early exercises of options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity (deficit) as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of December 31, 2014 and 2013 there were 117,187 and 465,260 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the early exercise of common stock options which were not yet vested.

As of December 31, 2014 and 2013, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $294,000 and $938,000, respectively.

11. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $17,500 annually. We have the option to provide matching contributions, but have not done so to date.

12. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2014 and 2019. Rent expense in 2014, 2013 and 2012 was $2.6 million and $1.6 million and $935,000, respectively. The aggregate future minimum lease payments under the agreements are as follows (in thousands):

Year
2015	$3,279
2016	2,261
2017	1,257
2018	579
2019	442
Thereafter	12
Total	$7,830

Litigation

We are involved in legal proceedings arising in the ordinary course of business, including intellectual property litigation. Although management currently is of the opinion that these matters will not have a material adverse effect on our consolidated financial statements, the ultimate outcome of these matters cannot be predicted at this time, due to the inherent uncertainties in litigation.

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware and internationally, and we have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Discovery is ongoing in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right.  These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery.  We also on occasion indemnify our customers for other types of third party claims.  In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in such capacities. Through December 31, 2014, we have not received any written claim under any indemnification provision.

13. Segment Information

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

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenue
United States	$72,124	$58,656	$24,473
International	60,171	46,918	16,417
Total	$132,295	$105,574	$40,890

Substantially all of our long-lived assets were attributable to operations in the United States as of December 31, 2014 and 2013.

14. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for 2014, 2013 and 2012 (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(61,889)	$(32,497)	$(46,511)
Denominator:
Weighted–average shares outstanding	48,332	13,009	9,133
Less: weighted average shares subject to repurchase	(815)	(3,056)	(1,437)
Weighted–average shares used to compute basic and diluted net
loss per share	47,517	9,953	7,696
Basic and diluted net loss per share	$(1.30)	$(3.27)	$(6.04)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for 2014, 2013 and 2012, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of December 31,
	2014	2013	2012
Convertible preferred stock	—	49,446,072	43,636,635
Options to purchase common stock, unvested restricted stock and restricted stock units	17,125,349	15,714,762	14,816,577
Total	17,125,349	65,160,834	58,453,212

15. Income Taxes

Loss before income taxes consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$(61,733)	$(32,529)	$(48,144)
International	361	284	200
Total	$(61,372)	$(32,245)	$(47,944)

A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation.  The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

Income tax expense (benefit) for 2014, 2013 and 2012, was composed of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	25	11	(2)
Foreign	492	241	211
Total current income tax expense	517	252	209
Deferred:
Federal	—	—	(1,522)
State	—	—	(120)
Foreign	—	—	—
Total deferred income tax benefit	—	—	(1,642)
Total income tax expense (benefit)	$517	$252	$(1,433)

For 2014, 2013 and 2012, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in valuation allowance.

	Year ended December 31,
	2014	2013	2012
Federal tax benefit at statutory rate	34.0%	34.0%	34.0%
State tax benefit net of federal effect	2.8	1.1	3.3
Foreign taxes	(0.3)	(0.6)	(0.4)
Change in valuation allowance	(35.0)	(36.3)	(34.6)
Credits	1.9	6.1	1.1
Stock-based compensation	(3.5)	(4.5)	(2.1)
Non-deductible expenses and other	(0.7)	(0.7)	(1.7)
Release of valuation allowance associated with acquisitions	—	—	3.4
Effective tax rate	(0.8)%	(0.9)%	3.0%

Income tax expense for 2014 and 2013 relates to state minimum income tax and income tax on our earnings in foreign jurisdictions. A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation. The income of our foreign branches has been included as part of the United States jurisdiction in the table above. The benefit for income taxes for 2012 relates primarily to the release of a valuation allowance of $1.6 million associated with nondeductible intangible assets recorded as part of the Push and Forgepond acquisitions, partially offset by state minimum income tax and income tax on our earnings in foreign jurisdictions. In connection with the acquisitions of Push and Forgepond, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangible assets. The net deferred tax liability from these acquisitions creates an additional source of income to offset our deferred tax assets. As such, the impact on the acquiring company’s deferred tax assets and liabilities caused by an acquisition are recorded in the acquiring company’s consolidated financial statements outside of acquisition accounting.

The components of net deferred tax assets at December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Current deferred tax assets:
Accruals and allowances	$4,720	$5,224
Stock-based compensation	1,047	407
Gains on foreign exchange	77	(139)
Valuation allowance	(5,844)	(5,614)
Total current deferred tax assets	—	(122)
Noncurrent deferred tax assets:
Net operating loss carryforwards	43,553	25,381
Depreciation and amortization	8,329	9,679
R&D tax credits	5,707	3,682
Stock-based compensation	4,188	1,628
Valuation allowance	(61,777)	(40,248)
Total noncurrent deferred tax assets	—	122
Net deferred tax assets	$—	$—

Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our net deferred tax assets. We primarily considered such factors as our history of operating losses, the nature of our deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, we do not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

As of December 31, 2014, we had net operating loss carryforwards of approximately $126.4 million and $50.8 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning 2027 and 2017, respectively.

We had federal and California R&D tax credit carryforwards at December 31, 2014 of $4.7 million and $5.0 million, respectively. If not utilized, the federal R&D tax credit carryforward will expire in various portions beginning 2027. The California R&D tax credit can be carried forward indefinitely.

A limitation may apply to the use of the net operation loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. Further, a portion of the carryforwards may expire before being applied to reduce future earnings.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.2 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.

We follow the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No non-current liability related to uncertain tax positions is recorded in the financial statements as the deferred tax assets have been presented net of these unrecognized tax benefits. At December 31, 2014 and 2013, our reserve for unrecognized tax benefits was approximately $2.8 million and $1.7 million, respectively. Due to the full valuation allowance at December 31, 2014, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. We do not anticipate any significant change in our uncertain tax positions within 12 months of this reporting date. We include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the gross unrealized tax benefits is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Unrecognized tax benefits, beginning of year	$1,674	$548	$334
Gross increases—tax positions from prior periods	10	98	—
Gross increases—tax positions from current period	1,110	1,028	214
Unrecognized tax benefits, end of year	$2,794	$1,674	$548

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2014, the statute of limitations is open for all tax years from inception, that is, for the period from July 23, 2007 (date of inception) to December 31, 2014 and forward for federal, state and foreign tax purposes.

16. Subsequent Events

In January 2015, we expanded our office facilities in the U.S. and international locations with additional lease commitments totaling $2.2 million. The leases expire at various dates up to 2020.

In February 2015, our board of directors approved the establishment of the 2015 Executive Bonus Plan and 2015 Non-executive Bonus Plan, or Bonus Plans. The amounts under the Bonus Plan are expected to be paid in the first quarter of 2016 in shares of unrestricted common stock.  The Bonus Plans are funded based on the achievement of certain Company metrics.

In February 2015, we granted 3.2 million restricted stock units to new and existing employees and officers that vest pursuant to time-based vesting criteria set by our Compensation Committee, which is generally four years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act were (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

2015 Territory and Quota Assignment Plan

On February 23, 2015, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company unanimously approved the Company’s 2015 Senior Vice President, Sales Territory and Quota Assignment Plan (the “Sales Plan”). The Company’s Senior Vice President of Sales, John Donnelly, will participate in the Sales Plan. The Sales Plan is attached hereto as Exhibit 10.22 and the terms thereof are incorporated herein by reference. The Sales Plan provides for the potential payment on a quarterly basis. Total on target variable compensation payable pursuant to the Sales Plan is 110% of Mr. Donnelly’s base salary. The Compensation Committee reserves the right to amend the Sales Plan prospectively at any time.

Senior Vice President of Sales 2015 Annual Salary

On February 25, 2015, the Compensation Committee unanimously approved Mr. Donnelly’s 2015 annual base salary of $300,000, effective as of January 1, 2015.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this Item with respect to executive officers and directors is incorporated herein by reference to the information from our 2015 Proxy Statement under the sections titled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Corporate Governance.”

Code of Conduct

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their MobileIron-related activities. Our code of business conduct and ethics is available on our website at www.mobileiron.com. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

Item 11. Executive Compensation

Information responsive to this Item with respect to executive compensation is incorporated herein by reference to the information from our 2015 Proxy Statement under the section titled “Executive Compensation” “Director Compensation” “Compensation Committee” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from our 2015 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management.” Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to the information from our 2015 Proxy Statement under the section titled “Certain Related-Person Transactions” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item with respect to principal accountant fees and services is incorporated herein by reference to the information from our 2015 Proxy Statement under the section titled “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements: Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.

2.

Financial Statement Schedules:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.

3.

Exhibits:

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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
Todd Ford
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Dated: February 27, 2015

The undersigned directors and officers of MobileIron, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Robert Tinker and Todd Ford, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Tinker		February 27, 2015
Robert Tinker	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Todd Ford		February 27, 2015
Todd Ford	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Gaurav Garg		February 27, 2015
Gaurav Garg	Director

/s/ Aaref Hilaly		February 27, 2015
Aaref Hilaly	Director

/s/ Mathew Howard		February 27, 2015
Mathew Howard	Director

/s/ Frank Marshall		February 27, 2015
Frank Marshall	Director

/s/ Tae Hea Nahm		February 27, 2015
Tae Hea Nahm	Director

/s/ James Tolonen		February 27, 2015
James Tolonen	Director

Exhibit Index
		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	MobileIron, Inc. 2014 Equity Incentive Plan	10.3	S-1/A	May 29, 2014	333-195089
10.2(1)	Form of Option Agreement, Option Grant Notice, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan	10.4	S-1/A	May 29, 2014	333-195089
10.3(1)	MobileIron, Inc. 2014 Employee Stock Purchase Plan, as amended	10.5	S-1/A	June 9, 2014	333-195089
10.4(1)	Non-Employee Directors’ Compensation Policy	10.20	S-1/A	May 29, 2014	333-195089
10.5(1)	2014 Cash Incentive Plan	10.18	S-1/A	April 23, 2014	333-195089
10.6(1)	Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan.	10.1	10-Q	October 31, 2014	001-36471
10.7†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented	10.17	S-1/A	May 7, 2014	333-195089

10.8	Lease Agreement between MobileIron Inc. and Handley-Tittle Middlefield Joint Venture, dated June 25, 2014	10.8	10-Q	August 7, 2014	001-36471
10.9	Lease Agreement between MobileIron, Inc. and Renault & Handley Employees Investment Company, dated April 14, 2011	10.7	S-1	April 7, 2014	333-195089
10.10	First Amendment to Lease Agreement, dated April 18, 2014 between the Registrant and Renault & Handley Middlefield Road Joint Venture, as successor to Renault & Handley Employees Investment Company	10.8	S-1/A	April 23, 2014	333-195089
10.11	Lease Agreement between MobileIron, Inc. and Silicon Valley CA-I, LLC, dated April 30, 2012	10.8	S-1	April 7, 2014	333-195089
10.12	Sublease Agreement between MobileIron, Inc. and ADTRAN, Inc., dated September 12, 2013	10.9	S-1	April 7, 2014	333-195089
10.13(1)	Form of Indemnity Agreement entered into between MobileIron, Inc. and each of its directors and its executive officers	10.6	S-1	April 7, 2014	333-195089
10.14(1)	Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated December 20, 2007	10.10	S-1	April 7, 2014	333-195089
10.15(1)	Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.11	S-1	April 7, 2014	333-195089
10.16(1)	Second Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated December 30, 2008	10.12	S-1	April 7, 2014	333-195089
10.17(1)	Third Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated December 15, 2010	10.13	S-1	April 7, 2014	333-195089
10.18(1)	Employment Offer Letter between MobileIron, Inc. and Todd Ford, dated December 12, 2013, as amended	10.14	S-1	April 7, 2014	333-195089
10.19(1)	Employment Offer Letter between MobileIron, Inc. and John Donnelly, dated December 8, 2009	10.15	S-1	April 7, 2014	333-195089
10.20(1)	2014 Senior Vice President, Sales Territory and Quota Assignment Plan	10.19	S-1/A	May 29, 2014	333-195089
10.21	MobileIron, Inc. 2015 Executive Bonus Plan					x

10.22	MobileIron, Inc. 2015 Senior Vice President, Sales Territory and Quota Assignment Plan	x
21.1	Subsidiaries of Registrant	x
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	x
24.1	Power of Attorney (contained in Signature page hereto)	x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Management contract or compensation plan or arrangement.
(2)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.