Form 10-Q
period 2015-03-31
MOBILEIRON, INC.
filed 2015-05-04
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(650) 919-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No    ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻ Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ◻

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

At April 27, 2015, there were 77,991,885 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2015

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

MobileIron Company Blog (https://www.mobileiron.com/en/smartwork-blog)

MobileIron Facebook Page (https://www.facebook.com/mobileiron)

MobileIron Twitter Account (https://twitter.com/mobileiron); @mobileiron

MobileIron LinkedIn Page (https://www.linkedin.com/company/mobileiron)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q. These channels may be updated from time to time on MobileIron’s investor relations website.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,””potentially,””predict,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$96,702	$104,287
Short-term investments	20,369	13,869
Accounts receivable, net of allowance for doubtful accounts of $550 at March 31, 2015 and December 31, 2014	29,998	34,676
Prepaid expenses and other current assets	7,018	4,018
Total current assets	154,087	156,850
Long-term investments	15,370	22,220
Property and equipment—net	4,355	3,978
Intangible assets—net	1,908	2,132
Goodwill	5,475	5,475
Other assets	1,624	1,187
TOTAL ASSETS	$182,819	$191,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,860	$1,137
Accrued expenses	14,143	21,169
Deferred revenue-current	46,921	44,096
TOTAL CURRENT LIABILITIES	65,924	66,402
Long-term liabilities:
Deferred revenue-noncurrent	10,173	10,078
Other long-term liabilities	276	268
TOTAL LIABILITIES	76,373	76,748

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 77,921,699 shares and 76,153,844 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	318,121	305,809
Accumulated deficit	(211,683)	(190,723)
TOTAL STOCKHOLDERS’ EQUITY	106,446	115,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,819	$191,842

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Perpetual license	$12,059	$14,675
Subscription	10,197	5,966
Software support and services	11,238	7,572
Total revenue	33,494	28,213

Cost of revenue
Perpetual license	599	1,111
Subscription	1,739	1,240
Software support and services	4,157	2,886
Total cost of revenue	6,495	5,237
Gross profit	26,999	22,976

Operating expenses:
Research and development	13,501	10,299
Sales and marketing	25,805	21,764
General and administrative	8,398	4,608
Amortization of intangible assets	—	52
Total operating expenses	47,704	36,723

Operating loss	(20,705)	(13,747)
Other expense - net	122	97
Loss before income taxes	(20,827)	(13,844)
Income tax expense	133	118
Net loss	$(20,960)	$(13,962)
Net loss per share, basic and diluted	$(0.27)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	76,990	11,335

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2014	76,153,844	$8	$305,809	$(190,723)	$115,094
Issuance of common stock for stock option exercises, net of repurchases	1,012,828	—	2,315	—	2,315
Vesting of early exercised stock options and restricted stock	77,601	—	90	—	90
Issuance of common stock pursuant to the Employee Stock Purchase Plan	623,634	—	4,771	—	4,771
Vesting of restricted stock units	53,792	—	—	—	—
Stock-based compensation	—	—	5,136	—	5,136
Net loss	—	—	—	(20,960)	(20,960)
BALANCE—March 31, 2015	77,921,699	$8	$318,121	$(211,683)	$106,446

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,960)	$(13,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,136	2,426
Depreciation	578	484
Amortization of intangible assets	223	121
Loss on disposal of equipment	—	21
Changes in operating assets and liabilities:
Accounts receivable	4,678	2,052
Other current and noncurrent assets	(3,186)	(2,464)
Accounts payable	3,723	221
Accrued expenses and other long-term liabilities	(3,738)	(1,321)
Deferred revenue	2,920	2,085
Net cash used in operating activities	(10,626)	(10,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(955)	(496)
Proceeds from maturities of investment securities	4,500	—
Purchase of investment securities	(4,207)	—
Net cash used in investing activities	(662)	(496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	—	3,300
Repayments of revolving line of credit	—	(4,300)
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs	—	1,994
Payment of offering costs related to initial public offering	—	(579)
Proceeds from Employee Stock Purchase Plan	1,582	—
Proceeds from exercise of stock options	2,121	1,289
Net cash provided by financing activities	3,703	1,704
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,585)	(9,129)
CASH AND CASH EQUIVALENTS—Beginning of period	104,287	73,573
CASH AND CASH EQUIVALENTS—End of period	$96,702	$64,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$99	$91
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of shares under the Employee Stock Purchase Plan	$4,771	$—
Offering costs recorded in accrued liabilities	$—	$974

See accompanying notes.

MOBILEIRON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Description of Business and Significant Accounting Policies

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of March 31, 2015, our operating results for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $174,000 and $76,000 for the three months ended March 31, 2015 and 2014, respectively, in other expense—net in our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, stock-based compensation, stock-settled bonus, goodwill, intangible assets and accounting for income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $80.2 million, are held in a two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of March 31, 2015 and December 31, 2014 we have an allowance for doubtful accounts of $550,000.

One reseller accounted for 20% of total revenue (1% as an end customer) and 26% of total revenue (2% as an end customer) for the three months ended March 31, 2015 and 2014, respectively. The same reseller accounted for 17% and 16% of net accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Segments

We have one reportable segment.

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

We begin to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the sales price is fixed or determinable, and (iv) collection of the related receivable is probable. If collection is not considered probable, revenue is recognized only upon collection.

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

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $771,000 and $1.6 million of perpetual license revenue in three months ended

March 31, 2015 and 2014, respectively, is related to sales made prior to January 1, 2013. Approximately $1.4 million and $2.1 million of deferred revenue as of March 31, 2015 and December 31, 2014, respectively, is related to sales made prior to January 1, 2013.

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

Generally, sales made through resellers are fulfilled to the end customer and processed in the same period. The inventory of licenses held by the resellers was immaterial for all periods presented.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2015 and 2014, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of March 31, 2015 and as of December 31, 2014, we had inventory of $467,000 and $528,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Internal Use Software

We capitalize costs incurred during the application development stage related to our internally used software. Such costs are primarily incurred by third party vendors and consultants. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Amounts capitalized in all periods presented were not significant.

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

We have determined that our intangible assets have not been impaired during the three months ended March 31, 2015.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three months ended March 31, 2015 and the corresponding period of 2014 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions on an accelerated method over the requisite service period of the award. For stock options, restricted stock units or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended March 31, 2015 and 2014 was not significant.

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

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computers and appliances	$6,770	$6,405
Purchased software	1,742	1,698
Furniture and fixtures	283	182
Leasehold improvements	1,162	717
Total property and equipment	9,957	9,002
Accumulated depreciation and amortization	(5,602)	(5,024)
Total property and equipment—net	$4,355	$3,978

Accrued Expenses —Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued commissions	$3,634	$6,199
Accrued vacation	2,809	3,589
Employee Stock Purchase Plan liability	1,091	4,280
Other accrued payroll-related expenses	2,425	2,231
Liability for early exercised stock options (Note 9)	204	294
Other accrued liabilities	3,980	4,576
Total accrued expenses	$14,143	$21,169

Deferred Revenue —Current and non-current deferred revenue at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Perpetual license	$2,036	$3,045
Subscription	22,134	19,981
Software support	30,981	29,213
Professional services	1,943	1,935
Total current and noncurrent deferred revenue	$57,094	$54,174

Included in deferred perpetual license revenue was $1.4 million and $2.1 million at March 31, 2015 and at December 31, 2014, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 entitled “Description of Business and Significant Accounting Policies” of these condensed consolidated financial statements.

3.Fair Value Measurement

With the exception of our held-to-maturity fixed income investments, we report all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of March 31, 2015 or December 31, 2014.

Our financial instruments measured at fair value as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	As of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$80,226	$—	$—	$80,226
Corporate debt securities	—	19,616	—	19,616
Commercial paper	—	15,294	—	15,294
Securities and obligations of U.S. government agencies	—	12,237	—	12,237
Total	$80,226	$47,147	$—	$127,373

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$77,522	$—	$—	$77,522
Corporate debt securities	—	19,738	—	19,738
Commercial paper	—	16,393	—	16,393
Securities and obligations of U.S. government agencies	—	13,636	—	13,636
Total	$77,522	$49,767	$—	$127,289

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$19,608	$11	$(3)	$19,616
Commercial paper	15,292	2	—	15,294
Securities and obligations of U.S. government agencies	12,236	5	(4)	12,237
Total	$47,136	$18	$(7)	$47,147

	As of December 31, 2014
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$19,756	$3	$(21)	$19,738
Commercial paper	16,391	2	—	16,393
Securities and obligations of U.S. government agencies	13,641	2	(7)	13,636
Total	$49,788	$7	$(28)	$49,767

The following table summarizes the balance sheet classification of our investments:

	As of March 31,	As of December 31,
(in thousands)	2015	2014
Cash equivalents	$11,397	$13,699
Short-term investments	20,369	13,869
Long-term investments	15,370	22,220
Total investments	$47,136	$49,788

The gross amortized cost and estimated fair value of our held-to-maturity investments at March 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of March 31, 2015		As of December 31, 2014
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$31,766	$31,768	$27,568	$27,565
Due after one year through five years	15,370	15,379	22,220	22,202
Total	$47,136	$47,147	$49,788	$49,767

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three months ended March 31, 2015, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	3,080	(1,172)	—	1,908
Total	$3,080	$(1,172)	$—	$1,908

	December 31, 2014
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	3,080	(948)	—	2,132
Total	$3,080	$(948)	$—	$2,132

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on March 31, 2015 was 2.6 years.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2015 (remaining)	$646
2016	617
2017	545
2018	100
2019	—
Total	$1,908

At March 31, 2015 and December 31, 2014, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2014	$5,475
Additions	—
Balance, March 31, 2015	$5,475

6.Line of Credit

In August 2012, we entered into a $10.0 million revolving line of credit with a financial institution. The revolving line of credit can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the greater of (1) the prime rate plus 1% or (2) 4.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other nonfinancial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and the borrowing capacity is limited to eligible accounts receivable.

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

During the three months ended March 31, 2014, we withdrew $3.3 million and repaid $4.3 million under our line of credit.  There were no outstanding amounts under the line of credit at March 31, 2015

As of March 31, 2015 and December 31, 2014, we were in compliance with all financial covenants.

7.Preferred Stock

In January 2014, we issued 200,903 shares of Series F for net cash proceeds of $2.0 million.

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of March 31, 2015.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2015 and December 31, 2014. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of March 31, 2015 and December 31, 2014, we reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2015	2014
Options outstanding	15,452,533	16,435,568
Unvested restricted stock units outstanding	3,795,972	478,789
Unvested restricted stock outstanding	64,141	93,805
Unvested early exercised stock options	69,250	117,187
Shares available for grant under the 2014 Equity Incentive Plan	7,809,624	7,392,158
Shares available for purchase under the Employee Stock Purchase Plan	2,211,442	2,071,428
Total	29,402,962	26,588,935

9.Share Based Awards

2008 Plan

The 2008 Stock Plan, or 2008 Plan, which expired on June 12, 2014, provided for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants of the Company. Options granted under the 2008 Plan generally become exercisable within three to four years following the date of grant and expire 10 years from the date of grant. When options are subject to our repurchase right, we may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

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

Additionally, the number of shares of our common stock reserved for issuance under our 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2015, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 3,818,242 shares.

2014 Employee Stock Purchase Plan

Our board of directors adopted our 2014 Employee Stock Purchase Plan, or ESPP, on April 17, 2014, and our stockholders subsequently approved the ESPP on May 27, 2014. The ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to our IPO. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The ESPP permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s base compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of our common stock on either the first day of the offering or the last day of the applicable purchase period, whichever is lower.

The initial number of shares of our common stock reserved for issuance under our ESPP was 2,071,428 shares. The number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2015, we increased the number of shares available for issuance under the ESPP by 763,648 shares.

Restricted Stock and Restricted Stock Units

Restricted stock activity for the three months ended March 31, 2015 was as follows:

	Restricted Stock
	Time-based	Time-and- performance based	Total
	shares	shares	shares
Unvested, December 31, 2014	61,259	32,546	93,805
Granted	—	—	—
Vested	(17,459)	(12,205)	(29,664)
Cancelled/Forfeited	—	—	—
Unvested, March 31, 2015	43,800	20,341	64,141

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

Our restricted stock unit activity for the three months ended March 31, 2015 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	478,789	$9.45
Granted	3,427,978	9.22
Vested	(53,792)	9.21
Forfeitures	(57,003)	9.24
Unvested, March 31, 2015	3,795,972	$9.25

In February 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-executive Bonus Plan, or Bonus Plans, each effective as of January 1, 2015. The Bonus Plans are funded based on the achievement of certain Company metrics.

Amounts earned under the Bonus Plans, if any, will be issued in shares of unrestricted common stock in the first quarter of 2016. Any shares issued from the Bonus Plans will reduce the 2014 Plan shares available for issuance. We record stock-based compensation expense related to the Bonus Plans, if any, on a straight-line basis over the service period of eligible employees based on forecasted performance relative to the Company metrics. For the three months ended March 31, 2015, no expense was recorded for the Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plans for the three months ended March 31, 2015 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Authorized	3,818,242	—
Stock options granted	(390,500)	390,500	9.55
Restricted stock units granted	(3,427,978)	—
Exercised (2)	9,019	(1,030,680)	2.35
Stock options canceled	342,855	(342,855)	5.60
Restricted stock units canceled	57,003	—
Repurchased	8,825	—	1.64
Balance—March 31, 2015	7,809,624	15,452,533	$4.38	7.79	$76,089
Vested and exercisable—March 31, 2015		7,186,755			$46,825
Vested and expected to vest(1)—March 31, 2015		14,664,602			$73,628

(1)	Options expected to vest reflect an estimated forfeiture rate.
(2)	9,019 shares withheld to cover cost of option exercise in net settlement arrangement

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Contra-revenue	$—	$25
Cost of revenue	430	101
Research and development	1,728	1,248
Sales and marketing	1,835	616
General and administrative	1,143	436
Total	$5,136	$2,426

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	1.6%	1.9% - 2.1%
Expected volatility	45%	54% - 56%
Expected life (in years)	6.1	5.6 - 6.5

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following weighted-average assumptions:

Three Months Ended,
March 31,
2015
Expected dividend yield	—
Risk-free interest rate	0.3%
Expected volatility	35%
Expected life (in years)	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$20.4	2.3
Restricted stock units	29.0	3.8
ESPP	2.8	0.7
Total	$52.2	3.0

Early Exercise of Common Stock

In the three months ended March 31, 2014, we issued 40,443 shares of common stock on the exercise of common stock options prior to their vesting dates, or early exercises. No shares were issued for early exercising stock options during the three months ended March 31, 2015. Cash received from the early exercise of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of March 31, 2015 and December 31, 2014 there were 69,250 and 117,187 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes, as a result of the early exercise of common stock options which were not yet vested.

As of March 31, 2015 and December 31, 2014, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $204,000 and $294,000, respectively.

10.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $17,500 annually. We have the option to provide matching contributions, but have not done so to date.

11.Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2014 and 2019. Rent expense for the three months ended March 31, 2015 and 2014 was $1.1 million and $499,000, respectively. The leases expire at various dates up to 2020. The aggregate future minimum lease payments under the agreements are as follows (in thousands):

Year
2015 (remaining)	$2,831
2016	2,777
2017	1,780
2018	971
2019	777
Thereafter	12
Total	$9,148

Litigation

We are involved in legal proceedings arising in the ordinary course of business, including intellectual property litigation. Although management currently is of the opinion that these matters will not have a material adverse effect on our condensed consolidated financial statements, the ultimate outcome of these matters cannot be predicted at this time, due to the inherent uncertainties in litigation.

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware (which was recently transferred from Delaware to the Northern District of California) and internationally, as well as inter partes review proceedings. We have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Both we and Good have moved for summary judgment on various issues in the California patent case, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015, and April 22, 2015.  It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. The Company intends to defend the litigation vigorously

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right.  These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery.  We also on occasion indemnify our customers for other types of third party claims.  In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through March 31, 2015, we have not received any written claim under any indemnification provision.

12.Segment Information

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Revenue
United States	$17,826	$16,363
International	15,668	11,850
Total	$33,494	$28,213

Substantially all of our long-lived assets were attributable to operations in the United States as of March 31, 2015 and December 31, 2014.

13.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss	$(20,960)	$(13,962)
Denominator:
Weighted–average shares outstanding	77,162	13,587
Less: weighted average shares subject to repurchase	(172)	(2,252)
Weighted–average shares used to compute basic and diluted net loss per share	76,990	11,335
Basic and diluted net loss per share	$(0.27)	$(1.23)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,	March 31,
	2015	2014
Convertible preferred stock	—	49,646,975
Options to purchase common stock and unvested restricted stock and restricted stock units	19,381,896	18,121,000
Total	19,381,896	67,767,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 27, 2015. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

Our mobile IT platform helps address the requirements to become Mobile First organizations. It provides value to both end-users and IT departments. End-users get apps and content that they need to get their job done on the mobile device of their choice with a native device experience. Enterprise IT departments get a security and management platform that easily integrates into their existing IT or cloud infrastructure and allows them to protect and manage corporate data and apps, independent of the mobile device, for both corporate-owned, bring your own device, or BYOD, and mixed device ownership environments.

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators.

We derive revenue from sales of our software solutions to customers, which are sold either (i) on a perpetual license basis with annual software support when deployed on-premise or (ii) on a subscription basis as a cloud service or when deployed on premise.

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer a 12 months or longer term and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are billed to us by the service provider on a monthly basis over time and one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter.

Our total revenue was $33.5 million in the three months ended March 31, 2015, representing a growth rate of 19% from the corresponding period of 2014. Growth slowed relative to prior quarters primarily due to a mix shift in favor of subscription revenue, including MRC revenue, and the effect of some large deals from U.S. customers that did not close as expected.

Because we had not established VSOE of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our total revenue includes amounts related to licenses delivered in previous years. Excluding $771,000 and $1.6 million, respectively, of revenue recognized in the three months ended March 31, 2015 and 2014, respectively, from perpetual licenses delivered prior to 2013, our total revenue was $32.7 million and $26.7 million in each of those quarters, respectively, representing a growth rate of 23%.

Revenue from subscription and perpetual licenses represented approximately 30% and 36%, respectively, of total revenue in the three months ended March 31, 2015. The balance, constituting 34% of total revenue in the three months ended March 31, 2015, was software support and services revenue, which consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a mix shift in favor of subscription, and in particular MRC revenue, and software support and services revenue, as we recognized 21% of our total revenue from subscriptions, 52% from perpetual licenses and 27% from software support and services in the three months ended March 31, 2014. Like the portion of subscription revenue that is generally billed annually in advance, our MRC revenue has continued to grow as a percentage of total revenue, comprising approximately 13%  for the three months ended March 31, 2015 compared to 9% of our total revenue for both the three months ended March 31, 2014 and the full 2014 year.

Our perpetual license revenue for the three months ended March 31, 2015 was $12.1 million, representing a decrease of $2.6 million, or 18%, compared to the corresponding period of 2014. The decline in perpetual license revenue was primarily due to a mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses,  the effect of some large deals from U.S. customers that did not close as expected, and a $787,000 decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and  services prior to January 1, 2013.

Our gross billings were $36.4 million in the three months ended March 31, 2015, representing a growth rate of 20% from the corresponding period of 2014. Our gross billings were $145.7 million in 2014 compared to $100.8 million in 2013, representing a growth rate of 45%. The slowing of gross billings growth in the three months ended March 31, 2015 was due to the same reasons as noted above for revenue. See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large and global and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three months ended March 31, 2015 and the corresponding period of 2014, 47% and 42%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, the importance of recruiting and retaining sufficient international personnel and the effect of exchange rates.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We have incurred net losses of $61.9 million, $32.5 million and $46.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $21.0 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including a continued mix shift towards MRC and other subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on growth opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, and the additional expenses associated with being a public company.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets and perpetual license revenue recognized from licenses delivered prior to 2013.

Perpetual license revenue recognized from licenses delivered prior to 2013

In our non-GAAP financial measures, we have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license GAAP revenue includes amounts related to licenses delivered prior to 2013. Revenue amortizing from these perpetual licenses delivered prior to 2013 has declined each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until it is fully amortized. As of March 31, 2015, the amount of unrecognized deferred revenue associated with perpetual licenses delivered prior to January 1, 2013 was approximately $1.4 million, of which $1.1 million is expected to be recognized in the remainder of 2015 and $0.3 million is expected to be recognized after 2015.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods.

Non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of perpetual license revenue recognized from licenses delivered prior to 2013, stock-based compensation expense and amortization of intangible assets, from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because revenue recognized from licenses delivered prior to 2013 has and will continue to significantly decline over time until it is fully amortized and stock-based compensation as well as the amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

Gross and recurring billings and free cash flow

Our non-GAAP financial measures also include: gross billings, which we define as total revenue plus the change in deferred revenue in a period; recurring billings, which we define as total revenue less perpetual license, hardware, and professional services revenue plus the change in deferred revenue for subscription and software support arrangements in a period, adjusted for nonrecurring perpetual license billings; and free cash flow, which we define as cash used in operating activities less the amount of property and equipment purchased. We consider gross billings to be a useful metric for management and investors because subscription billings, excluding MRC, and software support and services billings drive deferred revenue, which is an important indicator of future revenue. Similarly, we consider recurring billings to be a useful metric because it is an important indicator of the portion of our business that we would expect to recur each year. There are a number of limitations related to the use of gross and recurring billings versus revenue calculated in accordance with GAAP. First, gross and recurring billings include amounts that have not yet been recognized as revenue. Second, our calculation of gross and recurring billings may be different from other companies that report similar financial measures. Third, in the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are billed to us by the service provider on a monthly basis over time and one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. We compensate for these limitations by providing specific information regarding GAAP revenue and evaluating gross and recurring billings together with revenue calculated in accordance with GAAP. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures:

	Three Months Ended
	March 31,
(in thousands, except percentages and per share data)	2015	2014
Non-GAAP total revenue	$32,723	$26,655
Year-over-year percentage increase	23%
Gross billings	$36,414	$30,298
Year-over-year percentage increase	20%
Recurring billings	$23,611	$15,758
Percentage of gross billings	65%	52%
Non-GAAP gross profit	$26,881	$21,588
Non-GAAP gross margin	82.1%	81.0%
Non-GAAP operating loss	$(16,117)	$(12,783)
Non-GAAP operating margin	(49.3)%	(48.0)%
Non-GAAP net loss	$(16,372)	$(12,998)
Non-GAAP loss per share	$(0.21)	$(1.15)
Free cash flow	$(11,581)	$(10,833)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended
	March 31,
	2015	2014
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$33,494	$28,213
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(771)	(1,558)
Non-GAAP total revenue:	$32,723	$26,655
Gross billings reconciliation:
Total revenue	$33,494	$28,213
Total deferred revenue, end of period (1)	57,094	42,836
Less: Total deferred revenue, beginning of period	(54,174)	(40,751)
Total change in deferred revenue	2,920	2,085
Gross billings	$36,414	$30,298
Recurring billings reconciliation:
Total revenue	$33,494	$28,213
Less: Perpetual license revenue	(12,059)	(14,675)
Less: Professional services revenue	(1,270)	(579)
Subscription and software support deferred revenue, end of period (1)	53,115	33,947
Less: Subscription and software support deferred revenue, beginning of period	(49,194)	(30,468)
Total change in subscription and software support deferred revenue	3,921	3,479
Less: Adjustments (2)	(475)	(680)
Recurring billings	$23,611	$15,758
Non-GAAP gross profit reconciliation:
Gross profit	$26,999	$22,976
Add: Stock-based compensation expense	430	101
Add: Amortization of intangible assets	223	69
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(771)	(1,558)
Non-GAAP gross profit	$26,881	$21,588
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	80.6%	81.4%
GAAP to non-GAAP gross margin adjustments	1.5%	(0.4)%
Non-GAAP gross margin	82.1%	81.0%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(20,705)	$(13,747)
Add: Stock-based compensation expense	5,136	2,401
Add: Amortization of intangible assets	223	121
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(771)	(1,558)
Non-GAAP operating loss	$(16,117)	$(12,783)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(61.8)%	(48.7)%
GAAP to non-GAAP operating margin adjustments	12.5%	0.7%
Non-GAAP operating margin	(49.3)%	(48.0)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(20,960)	$(13,962)
Add: Stock-based compensation expense	5,136	2,401
Add: Amortization of intangible assets	223	121
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(771)	(1,558)
Non-GAAP net loss	$(16,372)	$(12,998)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.27)	$(1.23)
Add: Stock-based compensation expense per share	0.07	0.21
Add: Amortization of intangible assets per share	—	0.01
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013 per share	(0.01)	(0.14)
Non-GAAP net loss per share	$(0.21)	$(1.15)
Free cash flow:
Net cash used in operating activities	$(10,626)	$(10,337)
Purchase of property and equipment	(955)	(496)
Free cash flow	$(11,581)	$(10,833)

(1)

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of March 31, 2015 and December 31, 2014, $1.4 million and $2.1 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.

(2)

Includes nonrecurring perpetual license billings that consists of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See “Note 1—Summary of Significant Accounting Policies—Revenue Recognition” for a description of Deferred Portion and Bundled Arrangements.

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three months ended March 31, 2015 and 2014.

Subscription revenue

Subscription revenue is generated from subscriptions to our on-site term licenses, arrangements where perpetual and term license subscriptions are bundled together, and subscriptions to our cloud service. These revenues are recognized ratably over the subscription period or term. In addition, MRC revenue, which is revenue from month-to-month subscription arrangements that are typically sold through service providers and billed in arrears on a monthly basis based on active devices or users, is also a component of subscription revenue. Except for MRC, we typically bill subscriptions annually in advance.

Software support and services revenue

Software support and services revenue consist of recurring revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. Revenue related to software support is recognized ratably over the support term. Software support and services revenue also includes revenue from professional services, consisting of implementation consulting services and training of customer personnel.

Cost of Revenue

Perpetual license

Our cost of perpetual license revenue consists of cost of third-party software royalties, appliances and amortization of intangible assets.

Subscription

Our cost of subscription revenue primarily consists of costs associated with our data center operations for our cloud service, our global Customer Success organization and third-party software royalties. Cloud service data center costs primarily consist of third-party hosting facilities, telecommunications and information technology costs. Global

Customer Success organization and data center operations costs primarily consist of salaries, benefits, bonuses, stock-based compensation, depreciation, recruiting, facilities and cloud services data center costs.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, mix between perpetual and subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense was $5.1 million and $2.4 million in the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended
	March 31,
	2015	2014
Revenue
Perpetual license	$12,059	$14,675
Subscription	10,197	5,966
Software support and services	11,238	7,572
Total revenue (1)	33,494	28,213
Cost of revenue (1)
Perpetual license	599	1,111
Subscription	1,739	1,240
Software support and services	4,157	2,886
Total cost of revenue	6,495	5,237
Gross profit	26,999	22,976

Operating expenses:
Research and development (1)	13,501	10,299
Sales and marketing (1)	25,805	21,764
General and administrative (1)	8,398	4,608
Total operating expenses	47,704	36,723
Operating loss	(20,705)	(13,747)
Other expense - net	122	97
Loss before income taxes	(20,827)	(13,844)
Income tax expense	133	118
Net loss	$(20,960)	$(13,962)

(1)	Includes Stock-based compensation expense as follows

	Three Months Ended
	March 31,
	2015	2014
Contra-revenue	$—	$25
Cost of revenue	430	101
Research and development	1,728	1,248
Sales and marketing	1,835	616
General and administrative	1,143	436
Total	$5,136	$2,426

	Three Months Ended
	March 31,
	2015	2014
Revenue
Perpetual license	36%	52%
Subscription	30	21
Software support and services	34	27
Total revenue	100	100
Cost of revenue
Perpetual license	2	4
Subscription	5	5
Software support and services	12	10
Total cost of revenue	19	19
Gross profit	81	81
Operating expenses:
Research and development	40	37
Sales and marketing	77	77
General and administrative	25	16
Total operating expenses	142	130
Operating loss	(61)	(49)
Other expense - net	1	—
Loss before income taxes	(62)	(49)
Income tax expense	1	—
Net loss	(63)%	(49)%

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended,
	March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Perpetual	$12,059	$14,675	$(2,616)	(18)%
Subscription	10,197	5,966	4,231	71%
Software support and services	11,238	7,572	3,666	48%
Total revenue	$33,494	$28,213	$5,281	19%

Percentage of total revenue
Perpetual	36%	52%
Subscription	30	21
Software support and services	34	27
	100%	100%

	Three Months Ended
	March 31,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$17,826	53%	$16,363	58%	$1,463	9%
International	15,668	47%	11,850	42%	3,818	32%
Total revenue	$33,494	100%	$28,213	100%	$5,281	19%

Perpetual license revenue decreased $2.6 million in the three months ended March 31, 2015 compared to the corresponding period of 2014, primarily due to a mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses and the effect of some large deals from U.S. customers that did not close as expected.  In addition, there was a $787,000 decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Subscription revenue increased $4.2 million, or 71%, in the three months ended March 31, 2015 compared to the corresponding period of the prior year, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC revenue to $4.3 million in the three months ended March 31, 2015, from $2.5 million in the three months ended March 31, 2014.

Software support and services revenue increased $3.7 million, or 48%, in the three months ended March 31, 2015 compared to the corresponding period of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 32% in the three months ended March 31, 2015 compared to the corresponding period of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above. Revenue from U.S. sales increased 9% in the three months ended March 31, 2015 compared to the corresponding period of the prior year due to an increase in the adoption of our subscription-based products and an increased cumulative installed base of customers partially offset by less revenue recognized from licenses delivered prior to 2013, the shift in product mix from perpetual to subscription, and some large deals from U.S. customers that did not close as expected.

Revenue from AT&T, as a reseller, decreased to 19% of total revenue in the three months ended March 31, 2015, as compared to 24% of total revenue in the corresponding period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended March 31, 2015 and 2014.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$599	2%	$1,111	4%	$(512)	(46)%
Subscription	1,739	5%	1,240	5%	499	40%
Software support and services	4,157	12%	2,886	10%	1,271	44%
Total cost of revenue	$6,495	19%	$5,237	19%	$1,258	24%
Gross profit	$26,999		$22,976		$4,023	18%
Gross margin		81%		81%

Total cost of revenue increased $1.3 million, or 24%, in the three months ended March 31, 2015 compared to the same period of the prior year. Perpetual license cost of revenue decreased $512,000, or 46%, primarily due to a decrease in sales of our hardware appliances and royalties. Subscription cost of revenue increased $499,000, or 40% due to an increase in data center operations expense, Global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $1.3 million, or 44%, due to an increase in our global Customer Success organization expense, which included increases in salaries and stock-based compensation expense of $649,000 and $330,000, respectively.

Operating Expenses

	Three Months Ended
	March 31,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$13,501	40%	$10,299	37%	$3,202	31%
Sales and marketing	25,805	77	21,764	77	4,041	19%
General and administrative	8,398	25	4,608	16	3,790	82%
Total operating expenses	$47,704	142%	$36,723	130%	$10,981	30%

Research and development expense increased $3.2 million, or 31%, in the three months ended March 31, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $2.1 million as we increased our development headcount to support continued investment in our product and service offerings, and includes an increase in stock-based compensation expense of $480,000. The stock-based compensation expense increase was driven primarily by restricted stock unit and stock option grants, and our ESPP, but partially offset by a reduction in expense associated with restricted stock held by employees who terminated during the second quarter of 2014. Facilities and other infrastructure expense increased by $842,000 to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas.

Sales and marketing expense increased $4.0 million, or 19%, in the three months ended March 31, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $3.3 million related to increased sales headcount to drive growth, and includes an increase in $1.2 million of increased stock-based compensation expense. The stock-based compensation expense increase was driven primarily by stock option grants, restricted stock unit grants, and ESPP. Facilities and infrastructure expense increased by $485,000.

General and administrative expense increased $3.8 million, or 82%, in the three months ended March 31, 2015 compared to the corresponding period of 2014, primarily due to increases in personnel costs of $1.5 million that includes an increase in stock-based compensation expense of $707,000 and a $1.6 million increase in litigation legal fees. The stock-based compensation expense increase was driven primarily by stock option grants, restricted stock unit grants, and ESPP. Facilities and infrastructure expense increased by $690,000.

We did not record any amortization of intangible assets in operating expense during the three months ended March 31, 2015, and recorded $52,000 for the corresponding period of 2014.

Other Expense—Net

	Three Months Ended,
	March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Other expense—net	$122	$97	$25	26%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar partially offset by interest income. We recorded $174,000 and $76,000 of foreign currency losses for the three months ended March 31, 2015 and the corresponding period of 2014, respectively.

Income Tax Expense

	Three Months Ended,
	March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Income tax expense	$133	$118	$15	13%

Income tax expense was $133,000 in the three months ended March 31, 2015 and $118,000 in the corresponding period of 2014, respectively, and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents	$96,702	$104,287
Short term-investments	$20,369	$13,869
Long-term investments	$15,370	$22,220
Total cash, cash equivalents and investments	$132,441	$140,376

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Net cash used in operating activities	$(10,626)	$(10,337)	$(289)	3%
Net cash used in investing activities	$(662)	$(496)	$(166)	33%
Net cash provided by financing activities	$3,703	$1,704	$1,999	117%

At March 31, 2015, we had cash and cash equivalents of $96.7 million. Substantially all of our cash and cash equivalents are held in the United States. At March 31, 2015, we had short-term investments of $20.4 million and long-term investments of $15.4 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $20.0 million that expires in August 2015. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.15. At March 31, 2015, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the three months ended March 31, 2015, we used $10.6 million of cash for operating activities primarily as a result of the expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative departments. We incurred a net loss of $21.0 million in the three months ended March 31, 2015 as we increased our operating expenses 30% to $47.7 million and increased our cost of revenue 24% to $6.5 million, relative to the corresponding period of 2014. The net loss included non-cash charges of $5.9 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $2.9 million favorable increase in deferred revenue and a $4.7 million favorable change in accounts receivable that were partially offset by a decrease in cash paid for other primary working capital items of $3.2 million.

In the corresponding period of 2014, we used $10.3 million of cash for operating activities primarily as a result of the expansion of our sales organization and investment in marketing programs, and the addition of headcount in research and development, customer success and data center operations, partially offset by cash received from customers. We incurred a net loss of $14.0 million in the three months ended March 31, 2014, as we increased our operating expenses to $36.7 million and cost of revenue to $5.2 million. The net loss included non-cash charges of $3.1 million, primarily due to stock-based compensation and depreciation expense. Unfavorable changes in prepaid and liability accounts due to the payment of commission expense accrued at December 31, 2013 as well as the payment of commissions earned within the first quarter of 2014 that were offset by favorable changes in accounts receivable and deferred revenue as cash collections from our customers exceeded amounts invoiced during the quarter by $2.1 million and deferred revenue increased by $2.1 million.

Cash Used in Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities offset by maturities of the investment securities. We expect to continue to make purchases to support the growth of our business.

Cash used in investing activities was $662,000 for the three months ended March 31, 2015 and $496,000 in the corresponding period of 2014. Purchases of property and equipment were $955,000 and $496,000 for the three months ended March 31, 2015 and 2014, respectively. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth and the three months ended March 31, 2015 also included purchases to fit-out new office facilities.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from our initial public offering, from the issuance of convertible preferred stock, from the exercise of stock options, from our ESPP and from borrowings and repayments under our revolving line of credit.

In the three months ended March 31, 2015, our financing activities provided $3.7 million of cash consisting of $2.1 million from the exercise of stock options as well as $1.6 million of cash received from employees from our ESPP.

In the three months ended March 31, 2014, our financing activities provided $1.7 million of cash. This included $2.0 million of proceeds from the issuance of convertible preferred stock, $1.3 million from the exercise of stock options, partially off-set by a net $1.0 million repayment of borrowings from our revolving line of credit and $579,000 in payments related to offering costs associated with our IPO.

Off-Balance-Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2015, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware (which was recently transferred from Delaware to the Northern District of California) and internationally, as well as inter partes review proceedings. We have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Both Good Technology and we have moved for summary judgment on various issues, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015, and April 22, 2015.  It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. The Company intends to defend the litigation vigorously

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have incurred net losses each year since our inception, including net losses of $61.9 million, $32.5 million and $46.5 million in 2014, 2013 and 2012, respectively, and had a net loss of $21.0 million and $14.0 million for three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, our accumulated deficit was $211.7 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth may slow or revenue may decline for a number of reasons, including, but not limited to, increasing and entrenched competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on growth opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, in part by making additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, the expenses outlined above, and additional expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

—	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;

—	changes in pricing due to competitive pricing pressure or other factors;

—	reductions in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;

—	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license versus a subscription or monthly recurring contract, or MRC, basis;

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

—	changes in our mix of revenue as a result of our different deployment options and licensing models and the ensuing revenue recognition effects;

—	the effect of litigation;

—	changes in foreign currency exchange rates; and

—	general economic conditions in our domestic and international markets.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants and consolidation in the mobile IT market, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the perceived need for additional solutions, features or functionality, the perceived reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer.

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

In recent periods, an increasing portion of our sales has been generated from subscription, including MRC, licenses. This mix shift towards MRC and other subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Citrix, Good Technology, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, Zenprise acquired Sparus and was then acquired by Citrix, AirWatch was acquired by VMware and Fiberlink was acquired by IBM. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Consolidation is expected to continue in our industry. As a result of consolidation, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and develop and expand their solution and service offerings and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from purchasing our solutions, including through selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

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

We have experienced rapid growth in our customer base and have significantly expanded our operations during the past few years. In particular, we are aggressively investing in additional engineering resources to support and expand both our MobileIron cloud services and on-premise software infrastructure, our associated customer success infrastructure, our global sales and marketing infrastructure and our general and administrative and other operations infrastructure, including both personnel and facilities. Our employee headcount has increased during this period and we plan to continue to add new employees as needed in 2015. In addition, our Chief Financial Officer resigned in April 2015. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. For example, due to the growth of our operations, we need to relocate and consolidate operations in the Bay Area, where our headquarters is located. Our ability to manage our operations and growth will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If we experience increased sales and our operations infrastructure fails to keep pace with increased sales or support requirements, customers may experience disruptions in service or support, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and facilities at the pace necessary to accommodate our growth, and our failure to do so may have an adverse effect on our business. For example, we are in the process of working with certain of our service provider partners to enable them to develop and sell their own branded mobile IT cloud service solutions based on our MobileIron cloud-only platform, which could strain our existing technology operations infrastructure. If we fail to efficiently expand our engineering, sales and marketing, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we plan or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our senior management, and specifically Robert Tinker, who is our President and Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. Our Chief Financial Officer resigned in April 2015. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Once our solutions are deployed, our customers depend on our support organization or that of our channel partners to resolve any issues relating to our solutions. If we do not provide effective ongoing support, it would adversely affect our ability to sell our solutions or increase the number of licenses sold to existing customers. Our customer support is especially critical because the mobile IT market requires relatively frequent software releases. Mobile IT requires a complex set of features, functionality and controls, which makes support critical and difficult. In addition, we target companies on the Forbes Global 2000 Leading Companies list, many of whom have complex networks and require higher levels of support than smaller customers. As customers deploy more licenses and purchase a broader array of our solutions, the complexity and difficulty of our support obligations increase. If we fail to meet the requirements of the larger customers, it may be more difficult to increase our deployments either within our existing Forbes Global 2000 Leading Companies list or other customers or with new Forbes Global 2000 Leading Companies list customers. We face additional challenges in supporting our non-U.S. customers, including the need to rely on channel partners to provide support.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 20% (1% as an end customer) of our total revenue for the three months ended March 31, 2015.

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

We have indemnity obligations under our contracts with our customers and channel partners, which could have a material adverse effect on our business.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2015. Management’s assessment will need to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2014, 2013, 2012 and the three months ended March 31, 2015, 45%, 44%, 40% and 47% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2014, approximately 28% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	heightened concerns and legal requirements relating to data and privacy;

—	burdens of complying with a wide variety of foreign laws;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	difficulties and costs of staffing and managing foreign operations;

—	the effect of foreign exchange changes on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

A significant portion of our revenues is and will continue to be from jurisdictions outside of the United States. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to corrupt foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, we may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies that we acquire.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and we expect they will continue in the future to claim, that we are infringing their intellectual property rights, and we may be found to be infringing such rights. On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California, alleging false and misleading representations concerning their products and infringement of four patents held by them. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing new patent infringement suits against us in Delaware (which was recently transferred from Delaware to the Northern District of California) and internationally, as well as inter partes review proceedings. We have counterclaimed against them in the Delaware case on two of our next generation patents. We are contesting Good Technology’s claims vigorously. Both Good Technology and we have moved for summary judgment on various issues, and a trial date has been set for July 2015. The final outcome, including our liability, if any, with respect to Good Technology’s claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to Ownership of Our Common Stock

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 57% of the outstanding shares of our common stock as of March 31, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of March 31, 2015, we have 77,921,699 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise. For example, in the fourth quarter of 2014 we began issuing restricted stock units (“RSUs”) to employees, the majority of which vest quarterly over four years, beginning May 20, 2015. In the first quarter of 2015 we established the 2015 Executive Bonus Plan and the 2015 Non-executive Bonus Plan, or “Bonus Plans”, to be settled in our common stock. If the business metrics for the issuance of the stock bonuses are met, we would expect a meaningful number of shares to be issued in early 2016 as a result.  These and any other issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we repurchased an aggregate of 8,825 shares of our common stock from our employees or departing employees in the aggregate amount of $15,000. These securities were repurchased as follows:

	Total number of shares
Period	repurchased	Average price paid per share
January 1, 2015 through January 31, 2015	5,357	$1.75
February 1, 2015 through February 28, 2015	3,200	1.55
March 1, 2015 through March 31, 2015	268	0.55
Total shares repurchased	8,825	$1.64

In addition, we withheld common stock shares associated with net share settlements for stock option exercises by a consultant. During first quarter of fiscal year 2015, we withheld 9,019 shares at a total cost of $89,056 to exercise of 50,889 shares of Common Stock.

The majority of restricted stock units are subject to vesting. The underlying shares of common stock are issued when the restricted stock units vest. The majority of participants choose to participate in automatic sales program to satisfy their applicable tax withholding requirements. We do not treat the shares sold pursuant to this automatic sales program as common stock repurchases (see Note 9 to the Condensed Consolidated Financial Statements).

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

As of March 31, 2015, we had not used any proceeds from our IPO. We maintain the cash received in cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2015, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Severance Benefit Plan

On April 28, 2015, upon the recommendation of the Compensation Committee, the Board adopted a Severance Benefit Plan (the “Severance Plan”), pursuant to which selected current and future employees, including our named executive officers (the “NEOs”), will be eligible for severance benefits under certain circumstances. The Severance Plan supersedes any severance benefits that a participant would have been entitled to under any pre-existing agreement between the individual and the Company. Unless terminated sooner, the Severance Plan will automatically terminate on the third annual anniversary of its adoption.

The actual amounts that would be paid or distributed to an eligible NEO as a result of a termination of employment occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the NEO’s base salary and the market price of our common stock. Although the Company has entered into a written agreement to provide severance payments and benefits in connection with a termination of employment under particular circumstances, the Company, or an acquirer, may mutually agree with the NEOs to provide payments and benefits on terms that vary from those currently contemplated. In addition to the amounts presented below, each NEO would also be able to exercise any previously-vested stock options that he or she held, in accordance with the terms of those grants and the respective plans pursuant to which they were granted. Finally, the NEOs are eligible to receive any benefits accrued under our broad-based benefit plans, such as accrued vacation pay, in accordance with those plans and policies.

To receive any of the severance benefits under these agreements, the NEO would be required to execute a release of claims against the Company within forty-five (45) days of the qualifying termination and comply with confidentiality and non-disparagement provisions.

Severance Absent a Change in Control

Under the Severance Plan, if a participating individual is involuntarily terminated without cause, absent a Change In Control (as defined in the Severance Plan), then he or she will be entitled to receive (a) cash severance in in accordance with the Company’s standard payroll practices and subject to standard payroll deductions and withholdings equal to his or her monthly base salary multiplied by the number of months in his or her participation notice under the Severance Plan, and (b) continuation of his or her current health insurance coverage, or payment of the premiums for such coverage, for up to the number of months specified in his or her participation notice. Each NEO is eligible to receive the following payments and benefits:

—	in the case of Mr. Tinker, annual base salary for 12 months from the date of termination;

—	in the case of Messrs. Donnelly and Viarengo, annual base salary for 6 months from the date of termination; and

—

health insurance premiums under our group health insurance plans as provided under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), to the extent such COBRA premiums exceed the costs previously paid by the NEO for group health insurance coverage while employed by us, until the earlier of (i) six months (12 months in the case of Mr. Tinker) after termination, or (ii) such time as the NEO is eligible for health insurance coverage with a subsequent employer.

Severance in Connection with a Change in Control

In the case of a Change In Control Termination (as defined in the Severance Plan), if a participating individual is terminated without cause or constructively terminated, either during the three months before or in the year after a change in control, then he or she will be entitled to receive (a) cash severance in accordance with the Company’s standard payroll practices and subject to standard payroll deductions and withholdings equal to his or her monthly base salary multiplied by the number of months specified in his or her participation notice under the Severance Plan, b) continuation of his or her current health insurance coverage, or payment of the premiums for such coverage, for up to the number of months specified in his or her participation notice under the Severance Plan, and (c) accelerated vesting of then outstanding compensatory equity awards as to the percentage of unvested shares per equity award specified in his or her participation notice. Each NEO is eligible to receive the following payments and benefits:

—	annual base salary for 12 months from the change in control;

—

full acceleration of vesting of any outstanding shares of common stock, stock options to purchase common stock or restricted stock units granted to the NEO, which as of February 19, 2015 would have a value of $3,983,087 for Mr. Tinker, $2,037,159 for Mr. Donnelly and $1,718,226 for Mr. Viarengo; and

—

health insurance premiums under our group health insurance plans as provided under COBRA, to the extent such COBRA premiums exceed the costs previously paid by the NEO for group health insurance coverage while employed by us, until the earlier of (i) 12 months after a change in control, or (ii) such time as the NEO is eligible for health insurance coverage with a subsequent employer.

Payment of any severance benefits is conditioned on the timely execution of a general release of claims in favor of the Company.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471

3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 2.1 and 3.2 above

4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	MobileIron, Inc. 2015 Executive Bonus Plan	10.21	10-K	February 27, 2015	001-36471
10.2(1)	MobileIron, Inc. 2015 Senior Vice President, Sales Territory and Quota Assignment Plan	10.22	10-K	February 27, 2015	001-36471

10.3	MobileIron, Inc. 2015 Non- Executive Bonus Plan					x
10.4(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice					x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

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

Dated: May 4, 2015