Form 10-Q
period 2015-06-30
MOBILEIRON, INC.
filed 2015-08-06
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

At August 5, 2015, there were 78,788,392 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2015

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website address, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” ”potentially,” ”predict,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations;

—	our business plan and our ability to effectively manage our growth and associated investments;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel partners and logistics providers;

—	outcome of patent litigation;

—	economic and industry trends or trend analysis;

—	the effects of seasonal trends on our results of operations;

—	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$45,739	$104,287
Short-term investments	61,970	13,869
Accounts receivable, net of allowance for doubtful accounts of $692 and $550 at June 30, 2015 and December 31, 2014, respectively	32,037	34,676
Prepaid expenses and other current assets	5,690	4,018
TOTAL CURRENT ASSETS	145,436	156,850
Long-term investments	9,626	22,220
Property and equipment—net	4,752	3,978
Intangible assets—net	1,685	2,132
Goodwill	5,475	5,475
Other assets	1,715	1,187
TOTAL ASSETS	$168,689	$191,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,369	$1,137
Accrued expenses	16,074	21,169
Deferred revenue-current	48,645	44,096
TOTAL CURRENT LIABILITIES	67,088	66,402
Long-term liabilities:
Deferred revenue-noncurrent	12,596	10,078
Other long-term liabilities	304	268
TOTAL LIABILITIES	79,988	76,748

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,603,696 shares and 76,153,844 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	325,389	305,809
Accumulated deficit	(236,696)	(190,723)
TOTAL STOCKHOLDERS’ EQUITY	88,701	115,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,689	$191,842

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Perpetual license	$12,347	$15,933	$24,406	$30,608
Subscription	11,217	7,104	21,414	13,070
Software support and services	11,193	8,430	22,431	16,002
Total revenue	34,757	31,467	68,251	59,680

Cost of revenue
Perpetual license	627	1,013	1,226	2,124
Subscription	1,688	1,466	3,427	2,706
Software support and services	4,254	3,429	8,411	6,315
Total cost of revenue	6,569	5,908	13,064	11,145
Gross profit	28,188	25,559	55,187	48,535

Operating expenses:
Research and development	14,899	11,919	28,400	22,218
Sales and marketing	29,037	25,063	54,842	46,827
General and administrative	9,105	5,117	17,503	9,725
Amortization of intangible assets	—	365	—	417
Total operating expenses	53,041	42,464	100,745	79,187

Operating loss	(24,853)	(16,905)	(45,558)	(30,652)
Other expense - net	16	95	138	192
Loss before income taxes	(24,869)	(17,000)	(45,696)	(30,844)
Income tax expense	144	111	277	229
Net loss	$(25,013)	$(17,111)	$(45,973)	$(31,073)
Net loss per share, basic and diluted	$(0.32)	$(0.66)	$(0.59)	$(1.67)
Weighted-average shares used to compute net loss per share, basic and diluted	78,198	26,028	77,599	18,590

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2014	76,153,844	$8	$305,809	$(190,723)	$115,094
Issuance of common stock for stock option exercises, net of repurchases	1,432,157	—	3,566	—	3,566
Vesting of early exercised stock options and restricted stock	139,940	—	155	—	155
Issuance of common stock pursuant to the Employee Stock Purchase Plan	623,634	—	4,771	—	4,771
Vesting of restricted stock units	254,121	—	—	—	—
Stock-based compensation	—	—	11,088	—	11,088
Net loss	—	—	—	(45,973)	(45,973)
BALANCE—June 30, 2015	78,603,696	$8	$325,389	$(236,696)	$88,701

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,973)	$(31,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,088	6,932
Depreciation	1,253	1,085
Amortization of intangible assets	447	655
Provision for doubtful accounts	150	—
Accretion of investment securities	151	—
Loss on disposal of equipment	—	21
Changes in operating assets and liabilities:
Accounts receivable	2,489	(4,187)
Other current and noncurrent assets	(2,050)	(817)
Accounts payable	1,232	1,167
Accrued expenses and other long-term liabilities	(3,457)	562
Deferred revenue	7,067	5,559
Net cash used in operating activities	(27,603)	(20,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,027)	(1,415)
Proceeds from maturities of investment securities	10,700	—
Purchase of investment securities	(46,359)	—
Net cash used in investing activities	(37,686)	(1,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	—	3,300
Repayments of revolving line of credit	—	(7,600)
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs	—	1,994
Proceeds from initial public offering	—	106,950
Payment of offering costs related to initial public offering	—	(3,440)
Proceeds from Employee Stock Purchase Plan	3,325	—
Proceeds from exercise of stock options	3,416	2,047
Net cash provided by financing activities	6,741	103,251
NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,548)	81,740
CASH AND CASH EQUIVALENTS—Beginning of period	104,287	73,573
CASH AND CASH EQUIVALENTS—End of period	$45,739	$155,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$137	$99
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES TO ACQUIRE AVERAIL IN 2014:
Fair value of assets acquired	—	2,276
Liabilities assumed	—	(294)
Issuance of common stock	—	(1,982)
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of shares under the Employee Stock Purchase Plan	$4,771	$—
Offering costs recorded in accrued liabilities	$—	$705

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2015 and our operating results for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $83,000 and $93,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $257,000 and

$169,000 for the six months ended June 30, 2015 and 2014, respectively, in other expense—net in our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, stock-based compensation, stock-settled bonus expense, goodwill, intangible assets and accounting for income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $20.7 million, are held in a two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of June 30, 2015 and December 31, 2014 we have an allowance for doubtful accounts of $692,000 and $550,000, respectively.

One reseller accounted for 17% of total revenue (1% as an end customer) and 18% of total revenue (1% as an end customer) for the three and six months ended June 30, 2015, respectively, and for 26% of total revenue (2% as an end customer) and 25% of total revenue (1% as an end customer) for the three and six months ended June 30, 2014, respectively. The same reseller accounted for 27% and 16% of net accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

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

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $616,000 and $1.4 million of perpetual license revenue in three months ended 2015 and 2014, respectively, and approximately $1.4 and $3.0 million of perpetual license revenue in the six months ended June 30, 2015 and 2014 respectively, related to sales made prior to January 1, 2013. Approximately $758,000 and $2.1 million of deferred revenue as of June 30, 2015 and December 31, 2014, respectively, related to sales made prior to January 1, 2013.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2015 and 2014, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of June 30, 2015 and December 31, 2014, we had inventory of $313,000 and $528,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

All software development costs incurred in connection with our cloud offering, or SaaS are also sold or marketed to partners or end customers, therefore we start capitalizing costs when technological feasibility is achieved. No costs were capitalized in any periods presented as we believe that our current process for developing software is essentially completed concurrent with the establishment of technological feasibility.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three and six months ended June 30, 2015 and the corresponding periods of 2014 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions on an accelerated method over the requisite service period of the award. For stock options, restricted stock units or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and six months ended June 30, 2015 and 2014 was not significant.

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

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. As clarified by the FASB on July 9, 2015, provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the potential effect on our consolidated financial statements from adoption of this standard.

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computers and appliances	$7,386	$6,405
Purchased software	2,013	1,698
Furniture and fixtures	395	182
Leasehold improvements	1,235	717
Total property and equipment	11,029	9,002
Accumulated depreciation and amortization	(6,277)	(5,024)
Total property and equipment—net	$4,752	$3,978

Accrued Expenses —Accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued commissions	$3,721	$6,199
Accrued vacation	2,102	3,589
Employee Stock Purchase Plan liability	2,837	4,280
Other accrued payroll-related expenses	1,752	2,231
Liability for early exercised stock options (Note 10)	136	294
Other accrued liabilities	5,526	4,576
Total accrued expenses	$16,074	$21,169

Deferred Revenue —Current and non-current deferred revenue at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Perpetual license	$1,512	$3,045
Subscription	22,884	19,981
Software support	34,645	29,213
Professional services	2,200	1,935
Total current and noncurrent deferred revenue	$61,241	$54,174

Included in deferred perpetual license revenue was $758,000 and $2.1 million at June 30, 2015 and December 31, 2014, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 entitled “Description of Business and Significant Accounting Policies” of these condensed consolidated financial statements.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no other financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2015 or December 31, 2014.

Our financial instruments measured at fair value as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$20,719	$—	$—	$20,719
Corporate debt securities	—	45,766	—	45,766
Commercial paper	—	22,564	—	22,564
Securities and obligations of U.S. government agencies	—	16,265	—	16,265
Total	$20,719	$84,595	$—	$105,314

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$77,522	$—	$—	$77,522
Corporate debt securities	—	19,738	—	19,738
Commercial paper	—	16,393	—	16,393
Securities and obligations of U.S. government agencies	—	13,636	—	13,636
Total	$77,522	$49,767	$—	$127,289

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$45,793	$5	$(32)	$45,766
Commercial paper	22,562	2	—	22,564
Securities and obligations of U.S. government agencies	16,263	6	(4)	16,265
Total	$84,618	$13	$(36)	$84,595

	As of December 31, 2014
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$19,756	$3	$(21)	$19,738
Commercial paper	16,391	2	—	16,393
Securities and obligations of U.S. government agencies	13,641	2	(7)	13,636
Total	$49,788	$7	$(28)	$49,767

The following table summarizes the balance sheet classification of our investments:

	As of June 30,	As of December 31,
(in thousands)	2015	2014
Cash equivalents	$13,022	$13,699
Short-term investments	61,970	13,869
Long-term investments	9,626	22,220
Total investments	$84,618	$49,788

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of June 30, 2015		As of December 31, 2014
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$74,992	$74,964	$27,568	$27,565
Due after one year through five years	9,626	9,631	22,220	22,202
Total	$84,618	$84,595	$49,788	$49,767

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and six months ended June 30, 2015, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Acquisition

In April 2014, we completed the acquisition of certain assets of Averail Corporation, or Averail, a privately-held content security-oriented software company, for 276,466 shares of common stock and the assumption of certain liabilities. The assets acquired provide additional features in our Docs@Work product. We obtained control of the specific assets acquired and liabilities assumed of Averail through the issuance of 276,466 shares of our common stock to the pre-existing Averail shareholders. Included in the total, 43,612 shares are subject to a holdback provision for standard representations and warranties and will be held in escrow for 18 month from the date of acquisition. The aggregate purchase price of the transaction was approximately $2.0 million, net of liabilities assumed. In connection with this acquisition, 206,463 of these shares were distributed to two Averail investors that are also MobileIron investors. In addition, one of our board members served as a director of Averail. The aggregate value of the securities issued to our investors was approximately $1.5 million.

The total consideration for this transaction was approximately $2.0 million and consisted of the following (in thousands except share data):

Common stock issued (232,854 shares)	$1,670
Holdback common stock (43,612 shares)	312
Total Consideration	$1,982

Transaction costs associated with the acquisition were $167,000, all of which we expensed in three and six months ended June 30, 2014, and are included in general and administrative expense in the accompanying unaudited consolidated statements of operations.

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

The technology intangible asset is being amortized over a period of four years and is reported net of accumulated amortization in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. Amortization expense related to the intangible asset was $100,000 in each of the three months ended June 30, 2015 and 2014 and $200,000 and $100,000 in the six months ended June 30, 2015 and 2014, all of which was included in cost of revenue.

The amount of revenue and earnings of Averail since the acquisition date are included in the condensed consolidated statements of operations and pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not significant to our financial results.

6.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,395)	—	$1,685
Total	$3,080	$(1,395)	$—	$1,685

	December 31, 2014
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(948)	—	$2,132
Total	$3,080	$(948)	$—	$2,132

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on June 30, 2015 was 2.4 years.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2015 (remaining)	$423
2016	617
2017	545
2018	100
2019	—
Total	$1,685

At June 30, 2015 and December 31, 2014, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2014	$5,475
Additions	—
Balance, June 30, 2015	$5,475

7.Line of Credit

We have a $20.0 million revolving line of credit with a  financial instritution that can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the prime rate. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other nonfinancial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and the borrowing capacity is limited to eligible accounts receivable. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25.

In the six months ended June 30, 2014, we withdrew $3.3 million and repaid $7.6 million under our line of credit. There were no outstanding amounts under the line of credit at June 30, 2015 or December 31, 2014.

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new Mountain View headquarters lease thereby reducing the borrowing capacity under our line of credit to $18.5 million.

As of June 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.

In July 2015, we amended our revolving line of credit and extended its maturity date to August 2017.

8.Preferred Stock

In January 2014, we issued 200,903 shares of Series F for net cash proceeds of $2.0 million.

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of June 30, 2015.

9.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2015 and December 31, 2014. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2015 and December 31, 2014, we reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2015	2014
Options outstanding	14,529,839	16,435,568
Unvested restricted stock units outstanding	6,621,037	478,789
Unvested restricted stock outstanding	25,007	93,805
Unvested early exercised stock options	46,045	117,187
Shares available for grant under the 2014 Equity Incentive Plan	5,275,410	7,392,158
Shares available for purchase under the Employee Stock Purchase Plan	2,211,442	2,071,428
Total	28,708,780	26,588,935

10.Share Based Awards

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

The initial number of shares of our common stock initially reserved for issuance under our ESPP was 2,071,428 shares. The number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2015, we increased the number of shares available for issuance under the ESPP by 763,648 shares.

Restricted Stock and Restricted Stock Units

Restricted stock activity for the six months ended June 30, 2015 was as follows:

	Restricted Stock
	Time-based	Time-and- performance based	Total
	shares	shares	shares
Unvested, December 31, 2014	61,259	32,546	93,805
Granted	—	—	—
Vested	(32,205)	(24,408)	(56,613)
Cancelled/Forfeited	(12,185)	—	(12,185)
Unvested, June 30, 2015	16,869	8,138	25,007

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

Our restricted stock unit activity for the six months ended June 30, 2015 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	478,789	$9.45
Granted	6,835,667	8.08
Vested	(254,121)	9.23
Forfeitures	(439,298)	9.09
Unvested, June 30, 2015	6,621,037	$8.07

In February 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-executive Bonus Plan, or Bonus Plans, each effective as of January 1, 2015. The Bonus Plans are funded based on the achievement of certain Company metrics.

Amounts earned under the Bonus Plans, if any, will be issued in shares of unrestricted common stock in the first quarter of 2016. Any shares issued from the Bonus Plans will reduce the 2014 Plan shares available for issuance. We record stock-based compensation expense related to the Bonus Plans, if any, over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differ from original estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised. For the three and six months ended June 30, 2015, no expense was recorded for the Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plan for the six months ended June 30, 2015 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Authorized	3,818,242	—
Stock options granted	(889,100)	889,100	7.71
Restricted stock units granted	(6,835,667)	—
Exercised (2)	9,019	(1,464,574)	2.51
Stock options canceled	1,330,255	(1,330,255)	5.16
Restricted stock units canceled	439,298	—
Repurchased	11,205	—	1.08
Balance—June 30, 2015	5,275,410	14,529,839	$4.44	7.26	$28,038
Vested and exercisable—June 30, 2015		7,778,333			$23,024
Vested and expected to vest(1)—June 30, 2015		13,915,422			$27,749

(1)	Options expected to vest reflect an estimated forfeiture rate.
(2)	9,019 shares were withheld to cover the cost of option exercises in net settlement arrangements.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Contra-revenue	$—	$98	$—	$123
Cost of revenue	443	328	873	429
Research and development	2,149	1,687	3,877	2,935
Sales and marketing	2,193	1,498	4,028	2,114
General and administrative	1,167	895	2,310	1,331
Total	$5,952	$4,506	$11,088	$6,932

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	1.8% - 2.6%	1.5%-1.6%	1.7% - 2.7%
Expected volatility	43% - 44%	54% - 55%	43% - 45%	54% - 56%
Expected life (in years)	5.5-6.1	5.8 - 10.0	5.5-6.1	5.6 - 10

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.1% - 0.6%	0.1% - 0.5%	0.1% - 0.6%	0.1% - 0.5%
Expected volatility	34% - 35%	47% - 49%	34% - 35%	47% - 49%
Expected life (in years)	0.5 - 2.0	0.7 - 2.2	0.5 - 2.0	0.7 - 2.2

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$16.7	2.2
Restricted stock units	44.0	3.7
ESPP	1.7	0.6
Total	$62.4	3.2

Early Exercise of Common Stock

In the three and six months ended June 30, 2014, we issued 2,329 and 42,772 shares, respectively, of common stock from on the exercise of common stock options prior to their vesting dates, or early exercises. No shares were issued from the early exercise of stock options during the three and six months ended June 30, 2015. Cash received from the early exercise of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of June 30, 2015 and December 31, 2014 there were 46,045 and 117,187 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes, as a result of the early exercise of common stock options.

As of June 30, 2015 and December 31, 2014, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $136,000 and $294,000, respectively.

11.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,000 annually. We have the option to provide matching contributions, but have not done so to date.

12.Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2015 and 2023.

In May, 2015, we entered into an additional lease with WTA Middlefield LLC, effective as of May 14, 2015, for 43,466 square feet of office space in Mountain View, California. The lease term ends in 2023 and the total of the future lease payments is $18.4 million.

Rent expense for the three months ended June 30, 2015 and 2014 was $1.1 million and $597,000, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $2.2 million and $1.1 million, respectively. The aggregate future minimum lease payments under our agreements are as follows (in thousands):

Year
2015 (remaining)	$1,900
2016	5,067
2017	4,133
2018	3,392
2019	3,281
Thereafter	8,863
Total	$26,636

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

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware and internationally, as well as inter parties review proceedings. In each of these proceedings, Good Technology seeks to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. We have counterclaimed against them in the Delaware case on two of our next generation patents and seek similar relief. The Delaware case was recently transferred to the Northern District of California. On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid. The jury also found that we did not infringe any of Good Technology’s patents that were asserted in the case, and that Good Technology did not infringe our patent that was asserted in the case, which the jury also upheld as valid. As a result, neither we nor Good Technology was awarded damages in the case. Notwithstanding the summary judgment ruling and jury verdict in the original Northern District of California case, we and Good Technology continue to assert patent claims against each other in litigation and other proceedings, as described above. The final outcome, including our liability, if any, with respect to Good Technology’s on-going claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015, and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. The Company intends to defend the litigation vigorously.

An estimate of a reasonably possible loss (or a range of loss) cannot be made in either the lawsuits that Good Technology has brought against us or the stockholder class action lawsuit at this time.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right.  These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery.  We also on occasion indemnify our customers for other types of third party claims.  In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through June 30, 2015, we have not received any written claim under any indemnification provision.

13.Segment Information

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Revenue
United States	$17,055	$17,621	$34,881	$33,984
International	17,702	13,846	33,370	25,696
Total	$34,757	$31,467	$68,251	$59,680

We recognized revenue of $4.1 million, or 12% of total revenue, and $7.3 million, or 11% of total revenue, from customers with a billing address in Germany for the three and six months ended June 30, 2015, respectively. No country, except for the United States, exceeded 10% of the total revenue in the three or six months ended June 30, 2014.

Substantially all of our long-lived assets were attributable to operations in the United States as of June 30, 2015 and December 31, 2014.

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(25,013)	$(17,111)	$(45,973)	$(31,073)
Denominator:
Weighted–average shares outstanding	78,300	27,108	77,740	20,385
Less: weighted average shares subject to repurchase	(102)	(1,080)	(141)	(1,795)
Weighted–average shares used to compute basic and diluted net loss per share	78,198	26,028	77,599	18,590
Basic and diluted net loss per share	$(0.32)	$(0.66)	$(0.59)	$(1.67)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,	June 30,
	2015	2014
Options to purchase common stock and unvested restricted stock and restricted stock units	21,221,928	16,728,861

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

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer 12 months or longer term and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter.

Our total revenue was $34.8 million and $68.3 million in the three and six months ended June 30, 2015, respectively, representing a growth rate of 10% and 14% from the corresponding period of 2014. Growth slowed relative to the prior year, where total revenue grew 25% and 17% over the three and six months ended June 30, 2013, primarily due to a continuing shift in favor of subscription revenue, including MRC revenue, rather than perpetual licenses and, expansion orders not closing as expected due in part to longer sales cycles throughout the first two quarters of 2015.

Because we had not established VSOE of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our total revenue includes amounts related to licenses delivered in previous years. Excluding $616,000 and $1.4 million, respectively, of revenue recognized in the three and six months ended June 30, 2015, respectively, from perpetual licenses delivered prior to 2013, our total revenue was $34.1 million and $66.9 million, respectively, representing growth rates of 14% and 18% over the corresponding periods of 2014. In the three and six months ended June 30, 2014, excluding $1.4 million and $3.0 million, respectively, of revenue recognized from perpetual licenses delivered prior to 2013, our total revenue was $30.0 million and $56.7 million, representing growth rates of 56% and 51% over the corresponding periods of 2013, also excluding revenue in those periods from revenue recognized from perpetual licenses delivered prior to 2013.

Revenue from subscription and perpetual licenses represented 32% and 36%, respectively, of total revenue in the three months ended June 30, 2015 and 31% and 36% in the six months ended June 30, 2015. The balance, constituting 32% and 33%, respectively, of total revenue in the three and six months ended June 30, 2015, was software support and services revenue, which consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription, and in particular MRC revenue, and software support and services revenue, as we recognized 23% of our total revenue from subscriptions, 51% from perpetual licenses and 26% from software support and services in the three months ended June 30, 2014 and 22% of our total revenue from subscriptions, 51% from perpetual licenses and 27% from software support and services in the six months ended June 30, 2014. Like the portion of subscription revenue that is generally billed annually in advance, our MRC revenue has continued to grow as a percentage of total revenue, comprising approximately 14% and 13% for the three and six months ended June 30, 2015, respectively, compared to 10% and 9% of our total revenue for the three and the six months ended June 30, 2014, respectively.

Our perpetual license revenue for the three and six months ended June 30, 2015 was $12.3 million and $24.4 million, respectively, representing a decrease of $3.6 million and $6.2 million, or 23% and 20%, compared to the corresponding periods of 2014. The decline in perpetual license revenue was primarily due to a continuing mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses, and expansion orders not closing as expected due in part to longer sales cycles throughout the first two quarters of 2015. The decline in perpetual license revenue for the three and six months ended June 30, 2015 was also attributable to decreases of $812,000 and $1.6 million, respectively, in revenue recognized from licenses that were delivered prior to 2013, compared to the corresponding periods of 2014, for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Our subscription revenue for the three and six months ended June 30, 2015 was $11.2 million and $21.4 million, respectively, representing an  increase of $4.1 million, and $8.3 million, or 58% and 64%, compared to the corresponding periods of 2014. While we expect subscription revenue to increase as new and existing customers continue to purchase subscription software licenses, we also expect potential volatility in both billings and revenue as a result of quarterly changes among perpetual, term subscription and MRC deals.

Our gross billings were $38.9 million and $75.3 million in the three and six months ended June 30, 2015, representing an increase of $4.0 million and $10.0 million or 11% and 15% from the corresponding periods of 2014. Our gross billings were $145.7 million in 2014 compared to $100.8 million in 2013, representing a growth rate of 45%. The slowing of gross billings growth in the three and six months ended June 30, 2015 was due to the same reasons as noted above for revenue. See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large and global sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and six months ended June 30, 2015, 51% and 49%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, the importance of recruiting and retaining sufficient international personnel and the effect of exchange rates.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We have incurred net losses of $61.9 million, $32.5 million and $46.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $46.0 million and $31.1 million for the six months ended June 30, 2015 and 2014, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including a continued mix shift towards MRC and other subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, and the additional expenses associated with being a public company.

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

Perpetual license revenue recognized from licenses delivered prior to 2013

In our non-GAAP financial measures, we have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license GAAP revenue includes amounts related to licenses delivered prior to 2013. Revenue amortizing from these perpetual licenses delivered prior to 2013 has declined each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until it is fully amortized. As of June 30, 2015, the amount of unrecognized deferred revenue associated with perpetual licenses delivered prior to January 1, 2013 was approximately $0.8 million, of which $0.5 million is expected to be recognized in the remainder of 2015 and $0.3 million is expected to be recognized after 2015.

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

We monitor the following non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages and per share data)	2015	2014	2015	2014
Non-GAAP total revenue	$34,141	$30,039	$66,864	$56,694
Year-over-year percentage increase	14%	—	18%	—
Gross billings	$38,904	$34,941	$75,318	$65,239
Year-over-year percentage increase	11%	—	15%	—
Recurring billings	$25,128	$18,509	$48,739	$34,267
Percentage of gross billings	65%	53%	65%	53%
Year-over-year percentage increase	36%	—	42%	—
Non-GAAP gross profit	$28,238	$24,628	$55,120	$46,216
Non-GAAP gross margin	82.7%	82.0%	82.4%	81.5%
Non-GAAP operating loss	$(19,294)	$(13,391)	$(35,410)	$(26,174)
Non-GAAP operating margin	(56.5)%	(44.6)%	(53.0)%	(46.2)%
Non-GAAP net loss	$(19,454)	$(13,597)	$(35,825)	$(26,595)
Non-GAAP loss per share	$(0.25)	$(0.52)	$(0.46)	$(1.42)
Free cash flow	$(18,049)	$(10,678)	$(29,630)	$(21,511)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$34,757	$31,467	$68,251	$59,680
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(616)	(1,428)	(1,387)	(2,986)
Non-GAAP total revenue:	$34,141	$30,039	$66,864	$56,694
Gross billings reconciliation:
Total revenue	$34,757	$31,467	$68,251	$59,680
Total deferred revenue, end of period (1)	61,241	46,310	61,241	46,310
Less: Total deferred revenue, beginning of period	(57,094)	(42,836)	(54,174)	(40,751)
Total change in deferred revenue	4,147	3,474	7,067	5,559
Gross billings	$38,904	$34,941	$75,318	$65,239
Recurring billings reconciliation:
Total revenue	$34,757	$31,467	$68,251	$59,680
Less: Perpetual license revenue	(12,347)	(15,933)	(24,406)	(30,608)
Less: Professional services revenue	(433)	(638)	(1,703)	(1,217)
Subscription and software support deferred revenue, end of period (1)	57,529	38,226	57,529	38,226
Less: Subscription and software support deferred revenue, beginning of period	(53,115)	(33,947)	(49,194)	(30,468)
Total change in subscription and software support deferred revenue	4,414	4,279	8,335	7,758
Less: Adjustments (2)	(1,263)	(666)	(1,738)	(1,346)
Recurring billings	$25,128	$18,509	$48,739	$34,267
Non-GAAP gross profit reconciliation:
Gross profit	$28,188	$25,559	$55,187	$48,535
Add: Stock-based compensation expense	443	328	873	429
Add: Amortization of intangible assets	223	169	447	238
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(616)	(1,428)	(1,387)	(2,986)
Non-GAAP gross profit	$28,238	$24,628	$55,120	$46,216
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.1%	81.2%	80.9%	81.3%
GAAP to non-GAAP gross margin adjustments	1.6%	0.8%	1.5%	0.2%
Non-GAAP gross margin	82.7%	82.0%	82.4%	81.5%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(24,853)	$(16,905)	$(45,558)	$(30,652)
Add: Stock-based compensation expense	5,952	4,408	11,088	6,809
Add: Amortization of intangible assets	223	534	447	655
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(616)	(1,428)	(1,387)	(2,986)
Non-GAAP operating loss	$(19,294)	$(13,391)	$(35,410)	$(26,174)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(71.5)%	(53.7)%	(66.8)%	(51.4)%
GAAP to non-GAAP operating margin adjustments	15.0%	9.1%	13.8%	5.2%
Non-GAAP operating margin	(56.5)%	(44.6)%	(53.0)%	(46.2)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(25,013)	$(17,111)	$(45,973)	$(31,073)
Add: Stock-based compensation expense	5,952	4,408	11,088	6,809
Add: Amortization of intangible assets	223	534	447	655
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(616)	(1,428)	(1,387)	(2,986)
Non-GAAP net loss	$(19,454)	$(13,597)	$(35,825)	$(26,595)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.32)	$(0.66)	$(0.59)	$(1.67)
Add: Stock-based compensation expense per share	0.08	0.17	0.14	0.37
Add: Amortization of intangible assets per share	—	0.02	0.01	0.04
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013 per share	(0.01)	(0.05)	(0.02)	(0.16)
Non-GAAP net loss per share	$(0.25)	$(0.52)	$(0.46)	$(1.42)
Free cash flow:
Net cash used in operating activities	$(16,977)	$(9,759)	$(27,603)	$(20,096)
Purchase of property and equipment	(1,072)	(919)	(2,027)	(1,415)
Free cash flow	$(18,049)	$(10,678)	$(29,630)	$(21,511)

(1)

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of June 30, 2015 and June 30, 2014, $758,000 and  $4.4 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.

(2)

Includes nonrecurring perpetual license billings that consists of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See “Note 1—Summary of Significant Accounting Policies—Revenue Recognition” for a description of Deferred Portion and Bundled Arrangements.

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and six months ended June 30, 2015 and 2014.

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

Subscription

Our cost of subscription revenue primarily consists of costs associated with our data center operations for our cloud service, our global Customer Success organization and third-party software royalties. Cloud service data center costs primarily consist of third-party hosting facilities, telecommunications and information technology costs. Global Customer Success organization and data center operations costs primarily consist of salaries, benefits, bonuses, stock-based compensation, depreciation, recruiting, facilities and third-party data center costs.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long-term as a percentage of total revenue. Stock-based compensation expense was $11.1 million and $6.9 million in the six months ended June 30, 2015 and 2014, respectively.

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

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel costs, including sales commissions. We expense commissions up-front at the time of the sale. Sales and marketing expense also includes third-party events, lead generation campaigns, promotional and other marketing activities, as well as travel, equipment and software, depreciation, consulting, information technology and facilities. In the last 12 months, we significantly increased the size of our sales force, substantially increased our local sales presence internationally and increased marketing spending to generate sales opportunities. In the long-term, we expect sales and marketing expense to continue to increase in absolute dollars. We expect our sales and marketing expense to decrease over the long-term as a percentage of total revenue.

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of litigation, other legal, accounting and consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company. While our general and administrative expense, exclusive of stock-based compensation expense, as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue. However, expenses associated with litigation, including the potential cost of settlements, may be unpredictable.

Amortization of Intangible Assets

Our amortization of intangible assets consists of amortization of noncompete covenants and technology from company acquisitions and asset purchases.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Perpetual license	$12,347	$15,933	$24,406	$30,608
Subscription	11,217	7,104	21,414	13,070
Software support and services	11,193	8,430	22,431	16,002
Total revenue (1)	34,757	31,467	68,251	59,680
Cost of revenue (1)
Perpetual license	627	1,013	1,226	2,124
Subscription	1,688	1,466	3,427	2,706
Software support and services	4,254	3,429	8,411	6,315
Total cost of revenue	6,569	5,908	13,064	11,145
Gross profit	28,188	25,559	55,187	48,535

Operating expenses:
Research and development (1)	14,899	11,919	28,400	22,218
Sales and marketing (1)	29,037	25,063	54,842	46,827
General and administrative (1)	9,105	5,117	17,503	9,725
Amortization of intangible assets	—	365	—	417
Total operating expenses	53,041	42,464	100,745	79,187
Operating loss	(24,853)	(16,905)	(45,558)	(30,652)
Other expense - net	16	95	138	192
Loss before income taxes	(24,869)	(17,000)	(45,696)	(30,844)
Income tax expense	144	111	277	229
Net loss	$(25,013)	$(17,111)	$(45,973)	$(31,073)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Contra-revenue	$—	$98	$—	$123
Cost of revenue	443	328	873	429
Research and development	2,149	1,687	3,877	2,935
Sales and marketing	2,193	1,498	4,028	2,114
General and administrative	1,167	895	2,310	1,331
Total	$5,952	$4,506	$11,088	$6,932

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Perpetual license	36%	51%	36%	51%
Subscription	32	23	31	22
Software support and services	32	26	33	27
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	2	3	2	3
Subscription	5	5	5	5
Software support and services	12	11	12	11
Total cost of revenue	19	19	19	19
Gross profit	81	81	81	81
Operating expenses:
Research and development	43	38	42	37
Sales and marketing	84	80	80	79
General and administrative	26	16	26	16
Amortization of intangible assets	—	1	—	1
Total operating expenses	153	135	148	133
Operating loss	(72)	(54)	(67)	(52)
Other expense - net	—	—	—	—
Loss before income taxes	(72)	(54)	(67)	(52)
Income tax expense	—	—	—	—
Net loss	(72)%	(54)%	(67)%	(52)%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Perpetual	$12,347	$15,933	$(3,586)	(23)%
Subscription	11,217	7,104	4,113	58
Software support and services	11,193	8,430	2,763	33
Total revenue	$34,757	$31,467	$3,290	10%

Percentage of total revenue
Perpetual	36%	51%
Subscription	32	23
Software support and services	32	26
	100%	100%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Perpetual	$24,406	$30,608	$(6,202)	(20)%
Subscription	21,414	13,070	8,344	64
Software support and services	22,431	16,002	6,429	40
Total revenue	$68,251	$59,680	$8,571	14%

Percentage of total revenue
Perpetual	36%	51%
Subscription	31	22
Software support and services	33	27
	100%	100%

	Three Months Ended
	June 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$17,055	49%	$17,621	56%	$(566)	(3)%
International	17,702	51	13,846	44	3,856	28
Total revenue	$34,757	100%	$31,467	100%	$3,290	10%

	Six Months Ended
	June 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$34,881	51%	$33,984	57%	$897	3%
International	33,370	49	25,696	43	7,674	30
Total revenue	$68,251	100%	$59,680	100%	$8,571	14%

Perpetual license revenue decreased $3.6 million, or 23%, and $6.2 million, or 20%, in the three and six months ended June 30, 2015, respectively, compared to the corresponding periods of 2014, primarily due to a shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses and, expansion orders not closing as expected due in part to longer sales cycles throughout the first two quarters of 2015. In addition, revenue recognized from licenses that were delivered prior to 2013 but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013 decreased $812,000 and $1.6 million in the three and six months ended June 30, 2015, respectively, compared to the corresponding periods of 2014.

Subscription revenue increased $4.1 million, or 58%, and $8.3 million, or 64%, in the three and six months ended June 30, 2015, respectively, compared to the corresponding periods of the 2014, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC revenue to $4.9 million and $9.2 million in the three and six months ended June 30, 2015, respectively, from $3.1 million and $5.6 million in the three and six months ended June 30, 2014, respectively.

Software support and services revenue increased $2.8 million, or 33%, and $6.4 million, or 40% in the three and six months ended June 30, 2015, respectively, compared to the corresponding periods of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 28% and 30% in the three and six months ended June 30, 2015, respectively, compared to the corresponding periods of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from U.S. sales decreased 3% in the three months ended June 30, 2015 compared to the corresponding period of the prior year due to the shift in product mix from perpetual to subscription, expansion orders from existing customers continuing to be subdued, and less revenue being recognized from licenses delivered prior to 2013. Revenue from U.S. sales increased 3% in the six months ended June 30, 2015 compared to the corresponding period of the prior year due to an increase in the adoption of our subscription-based products and an increased cumulative installed base of customers, partially offset by the same factors that were the primary causes of the decrease in revenue from U.S. sales in the three months ended June 30, 2015.

Revenue from our largest reseller, AT&T, decreased to 17% and 18% of total revenue in the three and six months ended June 30, 2015, respectively, as compared to 26% and 25% of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three or six months ended June 30, 2015 and 2014.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$627	2%	$1,013	3%	$(386)	(38)%
Subscription	1,688	5	1,466	5	222	15
Software support and services	4,254	12	3,429	11	825	24
Total cost of revenue	$6,569	19%	$5,908	19%	$661	11%
Gross profit	$28,188		$25,559		$2,629
Gross margin		81%		81%

	Six Months Ended
	June 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$1,226	2%	$2,124	4%	$(898)	(42)%
Subscription	3,427	5	2,706	5	721	27
Software support and services	8,411	12	6,315	11	2,096	33
Total cost of revenue	$13,064	19%	$11,145	20%	$1,919	17%
Gross profit	$55,187		$48,535		$6,652
Gross margin		81%		81%

Total cost of revenue increased $661,000, or 11%, in the three months ended June 30, 2015 compared to the same period of the prior year. Perpetual license cost of revenue decreased $386,000, or 38%, primarily due to a decrease in sales of our hardware appliances and a decrease in royalties. Subscription cost of revenue increased $222,000, or 15%, due to an increase in Global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $825,000, or 24%, due primarily to an increase in Global Customer Success organization payroll-related expense of $746,000, which included an increase in stock-based compensation expense of $115,000.

Total cost of revenue increased $1.9 million, or 17%, in the six months ended June 30, 2015 compared to the same period of the prior year. Perpetual license cost of revenue decreased $898,000, or 42%, primarily due to a decrease in sales of our hardware appliances and a decrease in royalties, partially offset by an increase in intangible assets amortization costs. Subscription cost of revenue increased $721,000, or 27% due to an increase in data center operations expense, royalties, Global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $2.1 million, or 33%, due primarily to an increase in Global Customer Success organization payroll-related expense of $1.7 million, which included an increase in stock-based compensation expense of $444,000.

Operating Expenses

	Three Months Ended
	June 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$14,899	43%	$11,919	38%	$2,980	25%
Sales and marketing	29,037	84	25,063	80	3,974	16
General and administrative	9,105	26	5,117	16	3,988	78
Amortization of intangible assets	—	—	365	1	(365)	(100)
Total operating expenses	$53,041	153%	$42,464	135%	$10,577	25%

	Six Months Ended
	June 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$28,400	42%	$22,218	37%	$6,182	28%
Sales and marketing	54,842	80	46,827	78	8,015	17
General and administrative	17,503	26	9,725	16	7,778	80
Amortization of intangible assets	—	—	417	1	(417)	(100)
Total operating expenses	$100,745	148%	$79,187	132%	$21,558	27%

Research and development expense increased $3.0 million, or 25%, in the three months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $1.7 million as we increased our development headcount to support continued investment in our product and service offerings, and includes an increase in stock-based compensation expense of $462,000. The stock-based compensation expense increase was driven primarily by restricted stock unit grants and our ESPP, but was partially offset by a reduction in expense associated with restricted stock held by employees who terminated during the second quarter of 2015. Facilities and other infrastructure expense increased by $894,000 to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas.

Research and development expense increased $6.2 million, or 28%, in the six months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $3.9 million as we increased our development headcount to support continued investment in our product and service offerings, and includes an increase in stock-based compensation expense of $942,000. The stock-based compensation expense increase was driven primarily by restricted stock unit and stock option grants, and our ESPP, but partially offset by a reduction in expense associated with restricted stock held by employees who terminated during the second quarter of 2014. Facilities and other infrastructure expense increased by $1.7 million to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas.

Sales and marketing expense increased $4.0 million, or 16%, in the three months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $1.5 million related to increased sales headcount to drive revenue growth, and includes an increase of $695,000 for stock-based compensation expense. The stock-based compensation expense increase was driven primarily by restricted stock unit grants and ESPP. Travel-related expense increased $668,000 as a result of increased travel requirements of our larger sales team and our expansion in foreign markets. In addition, third-party marketing-related expense increased $1.0 million as we expanded marketing infrastructure, our annual user conference and other events. Facilities and infrastructure expense increased by $360,000 over the corresponding period in 2014.

Sales and marketing expense increased $8.0 million, or 17%, in the six months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $4.8 million related to increased sales headcount to drive revenue growth, and includes an increase of $1.9 million for stock-based compensation expense. The stock-based compensation expense increase was driven primarily by stock option grants, restricted stock unit grants, and ESPP. Travel-related expense increased $787,000 million as a result of increased travel requirements of our larger sales team and our expansion into foreign markets. In addition, third-party marketing-related expense increased $907,000 as we expanded customer and partner programs and marketing infrastructure. Facilities and infrastructure expense increased by $846,000 over the corresponding period in 2014.

General and administrative expense increased $4.0 million, or 78%, in the three months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to increases in personnel costs of $1.1 million that includes an increase in stock-based compensation expense of $272,000, and due to a $2.4 million increase in litigation legal fees. The stock-based compensation expense increase was driven primarily by stock option grants, restricted stock unit grants, and ESPP.

General and administrative expense increased $7.8 million, or 80%, in the six months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to increases in personnel costs of $3.0 million that includes an increase in stock-based compensation expense of $979,000, and a $4.0 million increase in litigation legal fees. The stock-based compensation expense increase was driven primarily by stock option grants, restricted stock unit grants, and ESPP.

We did not record any amortization of intangible assets in operating expense during the three and six months ended June 30, 2015. We recorded $365,000 and $417,000 of amortization of intangible assets in operating expense in the three and six months ended June 30, 2014.

Other Expense—Net

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Other expense—net	$16	$95	$(79)	(83)%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Other expense—net	$138	$192	$(54)	(28)%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar partially offset by interest income. We recorded $83,000 and $93,000 of foreign currency losses for the three months ended June 30, 2015 and 2014, respectively, and $257,000 and $169,000 of foreign currency losses for the six month ended June 30, 2015 and 2014, respectively.

Income Tax Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Income tax expense	$144	$111	$33	30%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Income tax expense	$277	$229	$48	21%

Income tax expense was $144,000 in the three months ended June 30, 2015 and $111,000 in the corresponding period of 2014 and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Income tax expense was $277,000 in the six months ended June 30, 2015 and $229,000 in the corresponding period of 2014 and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents	$45,739	$104,287
Short term-investments	61,970	13,869
Long-term investments	9,626	22,220
Total cash, cash equivalents and investments	$117,335	$140,376

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Net cash used in operating activities	$(27,603)	$(20,096)	$(7,507)	37%
Net cash used in investing activities	(37,686)	(1,415)	(36,271)	2,563
Net cash provided by financing activities	$6,741	$103,251	$(96,510)	(93)%

At June 30, 2015, we had cash and cash equivalents of $45.7 million. Substantially all of our cash and cash equivalents are held in the United States. At June 30, 2015, we had short-term investments of $61.9 million and long-term investments of $9.6 million. In the six months ended June 30, 2015 we purchased an additional $46.4 million of investment securities and received $10.7 million from maturities of investment securities.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At June 30, 2015, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

Prior to our IPO, we financed our operations primarily through private sales of equity securities. In June 2014, we raised, net of offering costs, $102.9 million in our initial public offering. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisition and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

In the six months ended June 30, 2015, we used $27.6 million of cash for operating activities primarily as a result of the expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success and our general and administrative departments. We incurred a net loss of $46.0 million in the six months ended June 30, 2015, as we increased our operating expenses 27% to $100.7 million and increased our cost of revenue 17% to $13.1 million relative to the corresponding period of 2014. The net loss included non-cash charges of $13.1 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $7.1 million increase in deferred revenue, a $2.5 million favorable change in accounts receivable and a $1.2 million favorable change in accounts payable that were partially offset by an unfavorable change in other working capital items of $5.5 million.

In the corresponding period of 2014, we used $20.1 million of cash for operating activities primarily as a result of the expansion of our sales organization and investment in marketing programs, and the addition of headcount in research and development, customer success and data center operations, partially offset by cash received from customers. We incurred a net loss of $31.1 million in the six months ended June 30, 2014, as we increased our operating expenses to 51% to $79.2 million and increased our cost of revenue 47% to $11.1 million. The net loss included non-cash charges of $8.7 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $5.6 million favorable increase in deferred revenue and a $1.7 million favorable change in accounts payable, accrued expenses and other long-term liabilities that were partially offset by increases in accounts receivable of $4.2 million and other current and noncurrent assets of $817,000.

Cash Used in Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities offset by maturities of the investment securities. We expect to continue to make purchases to support the growth of our business.

Cash used in investing activities was $37.7 million for the six months ended June 30, 2015 and $1.4 million in the corresponding period of 2014. Purchases of property and equipment were $2.0 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth and the six months ended June 30, 2015 also included purchases to fit-out new office facilities. In the six months ended June 30, 2015 we purchased $46.4 million of investment securities and received $10.7 million from maturities of investment securities.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from our initial public offering, from the issuance of convertible preferred stock, from the exercise of stock options, from our ESPP and from borrowings and repayments under our revolving line of credit.

In the six months ended June 30, 2015, our financing activities provided $6.7 million of cash consisting of $3.3 million from the exercise of stock options as well as $3.4 million of cash received from employees from ESPP contributions.

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

Off-Balance-Sheet Arrangements

At June 30, 2015 and June 30, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2015, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware and internationally, as well as inter parties review proceedings. In each of these proceedings, Good Technology seeks to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. We have counterclaimed against them in the Delaware case on two of our next generation patents and seek similar relief. The Delaware case was recently transferred to the Northern District of California. On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid. The jury also found that we did not infringe any of Good Technology’s patents that were asserted in the case, and that Good Technology did not infringe our patent that was asserted in the case, which the jury also upheld as valid. As a result, neither we nor Good Technology was awarded damages in the case. Notwithstanding the summary judgment ruling and jury verdict in the original Northern District of California case, we and Good Technology continue to assert patent claims against each other in litigation and other proceedings, as described above. The final outcome, including our liability, if any, with respect to Good Technology’s on-going claims, is uncertain.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015, and April 22, 2015.  It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. The Company intends to defend the litigation vigorously.

An estimate of a reasonably possible loss (or a range of loss) cannot be made in either the lawsuits that Good Technology has brought against us or the stockholder class action lawsuit at this time.

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

We have incurred net losses each year since our inception, including net losses of $61.9 million, $32.5 million and $46.5 million in 2014, 2013 and 2012, respectively, and had a net loss of $25.0 million and $46.0 million for three and six months ended June 30, 2015, respectively. As of June 30, 2015, our accumulated deficit was $236.7 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth may slow or revenue may decline for a number of reasons, including, but not limited to, increasing and entrenched competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, in part by making additional investment in sales and marketing and research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, the expenses outlined above, and additional expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 27, 2015. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We have experienced rapid growth in our customer base and have significantly expanded our operations during the past few years. In particular, we are aggressively investing in additional engineering resources to support and expand both our MobileIron cloud services and on-premise software infrastructure, our associated customer success infrastructure, our global sales and marketing infrastructure and our general and administrative and other operations infrastructure, including both personnel and facilities. Our employee headcount has increased during this period and we plan to continue to add new employees as needed in 2015. In the second quarter of 2015, we hired a new interim Chief Financial Officer and our Senior Vice President of Sales resigned. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. For example, due to the growth of our operations, we need to relocate and consolidate operations in the Bay Area, where our headquarters is located. Our ability to manage our operations and growth will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If we experience increased sales and our operations infrastructure fails to keep pace with increased sales or support requirements, customers may experience disruptions in service or support, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and facilities at the pace necessary to accommodate our growth, and our failure to do so may have an adverse effect on our business. For example, we are in the process of working with certain of our service provider partners to enable them to develop and sell their own branded mobile IT cloud service solutions based on our MobileIron cloud-only platform, which could strain our existing technology operations infrastructure. If we fail to efficiently expand our engineering, sales and marketing, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we plan or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our senior management, and specifically Robert Tinker, who is our President and Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. In the second quarter of 2015, we hired a new interim Chief Financial Officer and our Senior Vice President of Sales resigned. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 17% (1% as an end customer) of our total revenue for the six months ended June 30, 2015.

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

Our sales cycles for large enterprises are often long, unpredictable and expensive. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2015. Management’s assessment will need to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We currently continue to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting for the year ending December 31, 2015. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and we expect they will continue in the future to claim, that we are infringing their intellectual property rights, and we may be found to be infringing such rights. On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction. On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware and internationally, as well as inter parties review proceedings. In each of these proceedings, Good Technology seeks to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. We have counterclaimed against them in the Delaware case on two of our next generation patents and seek similar relief. The Delaware case was recently transferred to the Northern District of California. On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid. The jury also found that we did not infringe any of Good Technology’s patents that were asserted in the case, and that Good Technology did not infringe our patent that was asserted in the case, which the jury also upheld as valid. As a result, neither we nor Good Technology was awarded damages in the case. Notwithstanding the summary judgment ruling and jury verdict in the original Northern District of California case, we and Good Technology continue to assert patent claims against each other in litigation and other proceedings, as described above. The final outcome, including our liability, if any, with respect to Good Technology’s on-going claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2014, 2013, 2012 and the six months ended June 30, 2015, 45%, 44%, 40% and 50% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2014, approximately 28% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	heightened concerns and legal requirements relating to data and privacy;

—	burdens of complying with a wide variety of foreign laws;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	difficulties and costs of staffing and managing foreign operations;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 50% of the outstanding shares of our common stock as of June 30, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.  For the year ending December 31, 2015, we continue to qualify as an “emerging growth company” as defined in the JOBS Act.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of June 30, 2015, we have 78,603,696 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise. For example, in the fourth quarter of 2014 we began issuing restricted stock units, or RSUs, to employees, the majority of which vest quarterly over four years, beginning May 20, 2015. In the first quarter of 2015 we established the 2015 Executive Bonus Plan and the 2015 Non-executive Bonus Plan, or “Bonus Plans”, to be settled in our common stock. If the business metrics for the issuance of the stock bonuses are met, we would expect a meaningful number of shares to be issued in early 2016 as a result.  These and any other issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we repurchased an aggregate of 14,565 shares of our common stock from our employees or departing employees in the aggregate amount of $10,828. These securities were repurchased as follows:

	Total number of shares
Period	repurchased	Average price paid per share
April 1, 2015 through April 30, 2015	14,565	$0.74
May 1, 2015 through May 31, 2015	—	—
June 1, 2015 through June 30, 2015	—	—

Total shares repurchased	14,565	$0.74

The majority of restricted stock units are subject to vesting. The underlying shares of common stock are issued when the restricted stock units vest. The majority of participants choose to participate in automatic sales program to satisfy their applicable tax withholding requirements. We do not treat the shares sold pursuant to this automatic sales program as common stock repurchases (see Note 10 to the Condensed Consolidated Financial Statements).

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

As of June 30, 2015, we had not used any proceeds from our IPO. We maintain the cash received in cash and cash equivalents, short-term investments and long-term investments. As of June 30, 2015, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471

3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 2.1 and 3.2 above

4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1	MobileIron, Inc. 2015 Non- Executive Bonus Plan	10.3	10-Q	May 4, 2015	001-36471
10.2(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.3(1)	At-Will Employment Agreement between MobileIron, Inc., and Simon Biddiscombe, dated April 30, 2015	10.1	8-K	May 12, 2015	001-36471
10.4	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

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

MOBILEIRON, INC.

By:	/s/ Robert Tinker
Robert Tinker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simon Biddiscombe
Simon Biddiscombe
Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: August 6, 2015