Form 10-Q
period 2015-09-30
MOBILEIRON, INC.
filed 2015-11-02
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

At October 26, 2015, there were 80,306,506 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2015

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” ”potentially,” ”predict,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations;

—	our business plan and our ability to effectively manage our growth and associated investments;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	cost of revenue, including changes in costs associated with customer support;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel and other partners;

—	outcome of patent litigation;

—	economic and industry trends or trend analysis;

—	the effects of seasonal trends on our results of operations;

—	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,616	$104,287
Short-term investments	53,464	13,869
Accounts receivable, net of allowance for doubtful accounts of $692 and $550 at September 30, 2015 and December 31, 2014, respectively	34,083	34,676
Prepaid expenses and other current assets	5,578	4,018
TOTAL CURRENT ASSETS	137,741	156,850
Long-term investments	7,141	22,220
Property and equipment—net	4,487	3,978
Intangible assets—net	1,462	2,132
Goodwill	5,475	5,475
Other assets	1,524	1,187
TOTAL ASSETS	$157,830	$191,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,007	$1,137
Accrued expenses	15,983	21,169
Deferred revenue-current	52,032	44,096
TOTAL CURRENT LIABILITIES	71,022	66,402
Long-term liabilities:
Deferred revenue-noncurrent	12,300	10,078
Other long-term liabilities	288	268
TOTAL LIABILITIES	83,610	76,748

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 80,201,414 shares and 76,153,844 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	335,003	305,809
Accumulated deficit	(260,791)	(190,723)
TOTAL STOCKHOLDERS’ EQUITY	74,220	115,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,830	$191,842

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Perpetual license	$13,644	$17,550	$38,050	$48,158
Subscription	12,253	8,031	33,667	21,101
Software support and services	12,104	9,336	34,535	25,338
Total revenue	38,001	34,917	106,252	94,597

Cost of revenue
Perpetual license	745	1,268	1,971	3,392
Subscription	1,939	1,439	5,366	4,145
Software support and services	4,889	3,742	13,300	10,057
Total cost of revenue	7,573	6,449	20,637	17,594
Gross profit	30,428	28,468	85,615	77,003

Operating expenses:
Research and development	16,968	11,565	45,368	33,783
Sales and marketing	25,856	25,618	80,698	72,445
General and administrative	10,469	6,232	27,972	15,957
Restructuring charges	1,049	—	1,049	—
Amortization of intangible assets	—	365	—	782
Total operating expenses	54,342	43,780	155,087	122,967

Operating loss	(23,914)	(15,312)	(69,472)	(45,964)
Other (income) expense - net	(2)	66	136	258
Loss before income taxes	(23,912)	(15,378)	(69,608)	(46,222)
Income tax expense	183	135	460	364
Net loss	$(24,095)	$(15,513)	$(70,068)	$(46,586)
Net loss per share, basic and diluted	$(0.30)	$(0.20)	$(0.90)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	79,373	75,871	78,196	37,879

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2014	76,153,844	$8	$305,809	$(190,723)	$115,094
Issuance of common stock for stock option exercises, net of repurchases	1,997,873	—	4,393	—	4,393
Vesting of early exercised stock options and restricted stock	187,514	—	220	—	220
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,273,147	—	7,359	—	7,359
Vesting of restricted stock units	589,036	—	—	—	—
Stock-based compensation	—	—	17,222	—	17,222
Net loss	—	—	—	(70,068)	(70,068)
BALANCE—September 30, 2015	80,201,414	$8	$335,003	$(260,791)	$74,220

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,068)	$(46,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,373	11,811
Depreciation	1,938	1,629
Amortization of intangible assets	670	1,189
Provision for doubtful accounts	150	166
Amortization of premium on investment securities	282	—
Loss on disposal of equipment	—	21
Changes in operating assets and liabilities:
Accounts receivable	443	(9,635)
Other current and noncurrent assets	(1,894)	(1,116)
Accounts payable	1,870	2,287
Accrued expenses and other long-term liabilities	(4,707)	1,939
Deferred revenue	10,158	8,881
Net cash used in operating activities	(40,785)	(29,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,447)	(1,925)
Proceeds from maturities of investment securities	21,895	—
Purchase of investment securities	(46,694)	—
Net cash used in investing activities	(27,246)	(1,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	—	3,300
Repayments of revolving line of credit	—	(7,600)
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs	—	1,994
Proceeds from initial public offering	—	106,950
Payment of offering costs related to initial public offering	—	(4,049)
Proceeds from Employee Stock Purchase Plan	3,969	2,518
Proceeds from exercise of stock options	4,391	2,071
Net cash provided by financing activities	8,360	105,184
NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,671)	73,845
CASH AND CASH EQUIVALENTS—Beginning of period	104,287	73,573
CASH AND CASH EQUIVALENTS—End of period	$44,616	$147,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$261	$222
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES TO ACQUIRE AVERAIL IN 2014:
Fair value of assets acquired	—	2,276
Liabilities assumed	—	(294)
Issuance of common stock	—	(1,982)
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of shares under the Employee Stock Purchase Plan	$7,359	$—
Offering costs recorded in accrued liabilities	$—	$27

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2015 and our operating results for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $64,000 and $71,000 for the three months ended September 30, 2015 and 2014, respectively, and $321,000 and $240,000 for the nine months ended September 30, 2015 and 2014, respectively, in other expense—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $32.5 million, are held in a three funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of September 30, 2015 and December 31, 2014 we have an allowance for doubtful accounts of $692,000 and $550,000, respectively.

One reseller accounted for 16% of total revenue (1% as an end customer) and 18% of total revenue (1% as an end customer) for the three and nine months ended September 30, 2015, respectively, and for 19% of total revenue (1% as an end customer) and 23% of total revenue (2% as an end customer) for the three and nine months ended September 30, 2014, respectively. The same reseller accounted for 16% of net accounts receivable as of September 30, 2015 and December 31, 2014.

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

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $326,000 and $1.2 million of perpetual license revenue in three months ended September 30, 2015 and 2014, respectively, and approximately $1.7 and $4.2 million of perpetual license revenue in the nine months ended September 30, 2015 and 2014 respectively, related to sales made prior to January 1, 2013. Approximately $435,000 and $2.1 million of deferred revenue as of September 30, 2015 and December 31, 2014, respectively, related to sales made prior to January 1, 2013.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. We recorded $83,000 and $223,000 of interest income for the three and nine months ended September 30, 2015. Interest earned in the three and nine month periods ended September 30, 2014 was insignificant.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2015 and 2014, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of September 30, 2015 and December 31, 2014, we had inventory of $274,000 and $528,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three and nine months ended September 30, 2015 and the corresponding periods of 2014 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions on an accelerated method over the requisite service period of the award. For stock options, restricted stock units or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

In the three months ended September 30, 2015, we recorded $3.2 million of stock-based compensation expense related to the 2015 Non-Executive Bonus Plan, wich included a cumulative effect from prior periods of $1.5 million due to the revisions to the 2015 Non-Executive Bonus Plan made in the three months ended September 30, 2015.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and nine months ended September 30, 2015 and 2014 was not significant.

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

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computers and appliances	$7,531	$6,405
Purchased software	2,220	1,698
Furniture and fixtures	413	182
Leasehold improvements	1,285	717
Total property and equipment	11,449	9,002
Accumulated depreciation and amortization	(6,962)	(5,024)
Total property and equipment—net	$4,487	$3,978

Accrued Expenses —Accrued expenses at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued commissions	$3,887	$6,199
Accrued stock-settled bonus	3,151	—
Accrued vacation	1,196	3,589
Employee Stock Purchase Plan liability	892	4,280
Other accrued payroll-related expenses	1,580	2,231
Liability for early exercised stock options (Note 11)	74	294
Other accrued liabilities	5,203	4,576
Total accrued expenses	$15,983	$21,169

Deferred Revenue —Current and non-current deferred revenue at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Perpetual license	$770	$3,045
Subscription	24,556	19,981
Software support	36,564	29,213
Professional services	2,442	1,935
Total current and noncurrent deferred revenue	$64,332	$54,174

Included in deferred perpetual license revenue was $435,000 and $2.1 million at September 30, 2015 and December 31, 2014, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 entitled “Description of Business and Significant Accounting Policies” of these condensed consolidated financial statements.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no other financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2015 or December 31, 2014.

Our financial instruments measured at fair value as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$32,487	$—	$—	$32,487
Corporate debt securities	—	38,655	—	38,655
Commercial paper	—	7,283	—	7,283
Securities and obligations of U.S. government agencies	—	15,454	—	15,454
Total	$32,487	$61,392	$—	$93,879

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$77,522	$—	$—	$77,522
Corporate debt securities	—	19,738	—	19,738
Commercial paper	—	16,393	—	16,393
Securities and obligations of U.S. government agencies	—	13,636	—	13,636
Total	$77,522	$49,767	$—	$127,289

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$38,676	$5	$(26)	$38,655
Commercial paper	7,282	1	—	7,283
Securities and obligations of U.S. government agencies	15,447	9	(2)	15,454
Total	$61,405	$15	$(28)	$61,392

	As of December 31, 2014
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$19,756	$3	$(21)	$19,738
Commercial paper	16,391	2	—	16,393
Securities and obligations of U.S. government agencies	13,641	2	(7)	13,636
Total	$49,788	$7	$(28)	$49,767

The following table summarizes the balance sheet classification of our investments:

	As of September 30,	As of December 31,
(in thousands)	2015	2014
Cash equivalents	$800	$13,699
Short-term investments	53,464	13,869
Long-term investments	7,141	22,220
Total investments	$61,405	$49,788

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of September 30, 2015		As of December 31, 2014
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$54,264	$54,258	$27,568	$27,565
Due after one year through five years	7,141	7,134	22,220	22,202
Total	$61,405	$61,392	$49,788	$49,767

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and nine months ended September 30, 2015, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Acquisition

In April 2014, we completed the acquisition of certain assets of Averail Corporation, or Averail, a privately-held content security-oriented software company, for 276,466 shares of common stock and the assumption of certain liabilities. The assets acquired provide additional features in our Docs@Work product. We obtained control of the specific assets acquired and liabilities assumed of Averail through the issuance of 276,466 shares of our common stock to the pre-existing Averail shareholders. 43,612 shares subject to a holdback provision for standard representations and warranties were released in October 2015. The aggregate purchase price of the transaction was approximately $2.0 million, net of liabilities assumed. In connection with this acquisition, 206,463 of these shares were distributed to two Averail investors that are also MobileIron investors. In addition, one of our board members served as a director of Averail. The aggregate value of the securities issued to our investors was approximately $1.5 million.

The total consideration for this transaction was approximately $2.0 million and consisted of the following (in thousands except share data):

Common stock issued (232,854 shares)	$1,670
Holdback common stock (43,612 shares)	312
Total Consideration	$1,982

Transaction costs associated with the acquisition were $167,000, all of which we expensed in the nine months ended September 30, 2014, and are included in general and administrative expense in the accompanying unaudited consolidated statements of operations.

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

The technology intangible asset is being amortized over a period of four years and is reported net of accumulated amortization on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. Amortization expense related to the intangible asset was $100,000 in each of the three months ended September 30, 2015 and 2014 and $300,000 and $200,000 in the nine months ended September 30, 2015 and 2014, all of which was included in cost of revenue.

The amount of revenue and earnings of Averail since the acquisition date are included in the condensed consolidated statements of operations and pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not significant to our financial results.

6.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,618)	—	$1,462
Total	$3,080	$(1,618)	$—	$1,462

	December 31, 2014
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(948)	—	$2,132
Total	$3,080	$(948)	$—	$2,132

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on September 30, 2015 was 2.2 years.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2015 (remaining)	$200
2016	617
2017	545
2018	100
2019	—
Total	$1,462

At September 30, 2015 and December 31, 2014, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2014	$5,475
Additions	—
Balance, September 30, 2015	$5,475

7.Restructuring Charge

In the three months ended September 30, 2015, we completed a business restructuring plan to reduce our cost structure through a workforce reduction and recorded all amounts associated with the restructuring plan as an expense.

Restructuring costs, recorded in operating expenses, totaled $1.0 million for the three and nine months ended September 30, 2015.

The following table summarizes the restructuring activities during the three and nine months ended September 30, 2015 (in thousands):

Severance
and Related Costs
Balance, December 31, 2014	$—
Provision for restructuring charges	1,049
Cash payments	(658)
Balance, September 30, 2015	$391

The remaining restructuring balance of $391,000 at September 30, 2015, recorded in accrued expenses, is for severance expense that we expect to pay by December 31, 2015.

8.Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the prime rate. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other nonfinancial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and the borrowing capacity is limited to eligible accounts receivable. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25.

In the nine months ended September 30, 2014, we withdrew $3.3 million and repaid $7.6 million under our line of credit. There were no outstanding amounts under the line of credit at September 30, 2015 or December 31, 2014.

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new Mountain View headquarters lease thereby reducing the borrowing capacity under our line of credit to $18.5 million.

As of September 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.

In July 2015, we amended our revolving line of credit and extended its maturity date to August 2017.

9.Preferred Stock

In January 2014, we issued 200,903 shares of Series F for net cash proceeds of $2.0 million.

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of September 30, 2015.

10.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2015 and December 31, 2014. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2015 and December 31, 2014, we reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2015	2014
Options outstanding	13,104,484	16,435,568
Unvested restricted stock units outstanding	7,253,879	478,789
Unvested restricted stock outstanding	—	93,805
Unvested early exercised stock options	23,478	117,187
Shares available for grant under the 2014 Equity Incentive Plan	5,159,363	7,392,158
Shares available for purchase under the Employee Stock Purchase Plan	1,561,929	2,071,428
Total	27,103,133	26,588,935

11.Share Based Awards

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

Restricted Stock and Restricted Stock Units

Restricted stock activity for the nine months ended September 30, 2015 was as follows:

	Restricted Stock
	Time-based	Time-and-performance based	Total
	shares	shares	shares
Unvested, December 31, 2014	61,259	32,546	93,805
Granted	—	—	—
Vested	(41,137)	(32,546)	(73,683)
Cancelled/Forfeited	(20,122)	—	(20,122)
Unvested, September 30, 2015	—	—	—

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

Our restricted stock unit activity for the nine months ended September 30, 2015 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	478,789	$9.45
Granted	8,547,775	7.39
Vested	(589,036)	8.58
Forfeitures	(1,183,649)	8.31
Unvested, September 30, 2015	7,253,879	$7.28

In February 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-Executive Bonus Plan, or Bonus Plans, each effective as of January 1, 2015. In the three months ended September 30, 2015 the Compensation Committee amended the 2015 Non-Executive Bonus Plan. The Bonus Plans are funded based on the achievement of certain Company metrics.

Amounts earned under the Bonus Plans, if any, will be issued in shares of unrestricted common stock in the first quarter of 2016. Any shares issued from the Bonus Plans will reduce the 2014 Plan shares available for issuance. We record stock-based compensation expense related to the Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differ from original estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised. In the three months ended September 30, 2015, we recorded $3.2 million of stock-based compensation expense related to the 2015 Non-Executive Bonus Plan, which included a cumulative effect from the prior periods of $1.5 million due to the revisions to the 2015 Non-Executive Bonus Plan made in the three months ended September 30, 2015.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plan for the three and nine months ended September 30, 2015 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Authorized	3,818,242	—
Stock options granted	(1,089,100)	1,089,100	6.95
Restricted stock units granted	(8,547,775)	—
Exercised (2)	9,019	(2,039,559)	2.21
Stock options canceled	2,380,625	(2,380,625)	5.66
Restricted stock units canceled	1,183,649	—
Repurchased	12,545	—	2.21
Balance—September 30, 2015	5,159,363	13,104,484	$4.41	6.70	$5,918
Vested and exercisable—September 30, 2015		7,813,658			$5,842
Vested and expected to vest(1)—September 30, 2015		12,646,110			$5,917

(1)	Options expected to vest reflect an estimated forfeiture rate.
(2)	9,019 shares were withheld to cover the cost of option exercises in net settlement arrangements.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Contra-revenue	$—	$—	$—	$123
Cost of revenue	1,055	468	1,928	897
Research and development	3,832	1,439	7,709	4,374
Sales and marketing	2,586	1,957	6,614	4,071
General and administrative	1,812	1,015	4,122	2,346
Total	$9,285	$4,879	$20,373	$11,811

Stock-based compensation for the three and nine months ended September 30, 2015 includes $3.2 million related to our stock-settled bonus plan.

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.8%	1.9%	1.6%	1.7% - 1.9%
Expected volatility	43%	50%	44% - 45%	50% - 53%
Expected life (in years)	6.1	6.1	5.9-6.1	5.9 - 6.3

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.2% - 0.7%	0.1% - 0.5%	0.1% - 0.7%	0.1% - 0.5%
Expected volatility	34% - 35%	47% - 49%	34% - 35%	47% - 49%
Expected life (in years)	0.5 - 2.0	0.7 - 2.2	0.5 - 2.0	0.7 - 2.2

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$12.4	2.0
Restricted stock units	42.9	3.6
ESPP	4.2	0.8
Total	$59.5	3.1

Early Exercise of Common Stock

In the nine months ended September 30, 2014, we issued 42,772 shares of common stock from the exercise of common stock options prior to their vesting dates, or early exercises. No shares were issued in the three months ended September 30, 2014. No shares were issued from the early exercise of stock options during the three and nine months ended September 30, 2015. Cash received from the early exercise of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of September 30, 2015 and December 31, 2014 there were 23,478 and 117,187 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes, as a result of the early exercise of common stock options.

As of September 30, 2015 and December 31, 2014, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $74,000 and $294,000, respectively.

12.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,000 annually. We have the option to provide matching contributions, but have not done so to date.

13.Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2015 and 2023.

In May, 2015, we entered into an additional lease with WTA Middlefield LLC, effective as of May 14, 2015, for 43,466 square feet of office space in Mountain View, California. The lease term ends in 2023 and the total future lease payments is $18.4 million.

Rent expense for the three months ended September 30, 2015 and 2014 was $1.0 million and $670,000, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $3.2 million and $1.8 million, respectively. The aggregate future minimum lease payments under our agreements are as follows (in thousands):

Year
2015 (remaining)	$952
2016	5,240
2017	4,435
2018	3,704
2019	3,590
Thereafter	9,304
Total	$27,225

Litigation

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction.  On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware, the UK and Germany, as well as inter partes review proceedings. In each of these proceedings, Good Technology seeks to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. In the UK and German cases, we are defending the cases and/or have filed actions and/or counterclaims that our products do not infringe their patents and that their patents are invalid. We have counterclaimed against Good Technology in the Delaware case on two of our next generation patents and seek relief similar to what Good Technology is seeking in that case. The Delaware case was transferred to the Northern District of California on March 27, 2015. The UK case is currently scheduled for trial at the end of November 2015.

On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating the asserted claims of one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid and that we did not infringe any of the three patents. The jury also found that while Good Technology did not infringe our asserted patent, our patent was not invalid. As a result, neither we nor Good Technology was awarded damages in the case.

Notwithstanding the summary judgment ruling and jury verdict in the original Northern District of California case, we and Good Technology continue to assert patent claims against each other in litigation and other proceedings, as described above. The final outcome, including our liability, if any, with respect to Good Technology’s on-going claims is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of litigation costs, diversion of management resources and other factors.

On September 4, 2015, Blackberry announced that it had signed a definitive agreement to acquire Good Technology and expects to close the acquisition in November 2015, adding uncertainty to the outcome of the litigation.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.  An amended complaint was filed on September 28, 2015.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. The Company intends to defend the litigations vigorously.

We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. An estimate of a reasonably possible loss (or a range of loss) cannot be made in our lawsuits at this time.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through September 30, 2015, we have not received any written claim under any indemnification provision.

14.Segment Information

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Revenue
United States	$18,774	$20,457	$53,655	$54,441
International	19,227	14,460	52,597	40,156
Total	$38,001	$34,917	$106,252	$94,597

We recognized revenue of $11.1 million, or 10.5% of total revenue, from customers with a billing address in Germany for the nine months ended September 30, 2015, respectively. No country, except for the United States, exceeded 10% of the total revenue in the three or nine months ended September 30, 2015 or 2014.

Substantially all of our long-lived assets were attributable to operations in the United States as of September 30, 2015 and December 31, 2014.

15.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(24,095)	$(15,513)	$(70,068)	$(46,586)
Denominator:
Weighted–average shares outstanding	79,420	76,249	78,313	38,867
Less: weighted average shares subject to repurchase	(47)	(378)	(117)	(988)
Weighted–average shares used to compute basic and diluted net loss per share	79,373	75,871	78,196	37,879
Basic and diluted net loss per share	$(0.30)	$(0.20)	$(0.90)	$(1.23)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,	September 30,
	2015	2014
Options to purchase common stock and unvested restricted stock and restricted stock units	20,381,841	16,498,974

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

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer 12 months or longer terms and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter.

Our total revenue was $38.0 million and $106.3 million in the three and nine months ended September 30, 2015, respectively, representing a growth rate of 9% and 12% from the corresponding periods of 2014. Growth slowed relative to the prior year, where total revenue grew 32% and 22% over the three and nine months ended September 30, 2013, primarily due to a continuing shift in favor of subscription revenue, including MRC revenue and, additionally in the nine month period, a slowdown in perpetual license orders.

Because we had not established VSOE of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our total revenue includes amounts related to licenses delivered in previous years. Excluding $326,000 and $1.7 million, respectively, of revenue recognized in the three and nine months ended September 30, 2015, respectively, from perpetual licenses delivered prior to 2013, our total revenue was $37.7 million and $104.5 million, respectively, representing growth rates of 12% and 16% over the corresponding periods of 2014. In the three and nine months ended September 30, 2014, excluding $1.2 million and $4.2 million, respectively, of revenue recognized from perpetual licenses delivered prior to 2013, our total revenue was $33.7 million and $90.4 million, respectively, representing growth rates of 54% and 52% over the corresponding periods of 2013, also excluding revenue in those periods from revenue recognized from perpetual licenses delivered prior to 2013.

Revenue from subscription and perpetual licenses represented 32% and 36%, respectively, of total revenue in the three and the nine months ended September 30, 2015. The balance, constituting 32% of total revenue in the three and nine months ended September 30, 2015, was software support and services revenue, which consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription, and in particular MRC revenue, and software support and services revenue, as we recognized 23% of our total revenue from subscriptions, 50% from perpetual licenses and 27% from software support and services in the three months ended September 30, 2014 and 22% of our total revenue from subscriptions, 51% from perpetual licenses and 27% from software support and services in the nine months ended September 30, 2014. Like the portion of subscription revenue that is generally billed annually in advance, our MRC revenue has continued to grow as a percentage of total revenue, comprising approximately 14% for the three and nine months ended September 30, 2015, compared to 10% and 9%, respectively, of our total revenue for the three and nine months ended September 30, 2014, respectively.

Our perpetual license revenue for the three and nine months ended September 30, 2015 was $13.6 million and $38.1 million, respectively, representing a decrease of $3.9 million and $10.1 million, or 22% and 21%, compared to the corresponding periods of 2014. The decline in perpetual license revenue was primarily due to a continuing mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses, and expansion orders not closing as expected due in part to longer sales cycles throughout the first three quarters of 2015. The decline in perpetual license revenue for the three and nine months ended September 30, 2015 was also attributable to decreases of $886,000 and $2.5 million, respectively, in revenue recognized from licenses that were delivered prior to 2013, compared to the corresponding periods of 2014, for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Our subscription revenue for the three and nine months ended September 30, 2015 was $12.3 million and $33.7 million, respectively, representing an  increase of $4.2 million, and $12.6 million, or 53% and 60%, compared to the corresponding periods of 2014. While we expect subscription revenue to increase as new and existing customers continue to purchase subscription software licenses, we also expect potential volatility in both billings and revenue as a result of quarterly changes among perpetual, term subscription and MRC deals.

Our gross billings were $41.1 million and $116.4 million in the three and nine months ended September 30, 2015, representing an increase of $2.9 million and $12.9 million, or 7% and 12%, from the corresponding periods of 2014. Our gross billings were $145.7 million in 2014 compared to $100.8 million in 2013, representing a growth rate of 45%. The slowing of gross billings growth in the three and nine months ended September 30, 2015 was due to the same reasons as noted above for revenue. See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and nine months ended September 30, 2015, 51% and 50%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, the importance of recruiting and retaining sufficient international personnel and the effect of exchange rates.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We have incurred net losses of $61.9 million, $32.5 million and $46.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $70.1 million and $46.6 million for the nine months ended September 30, 2015 and 2014, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including a continued mix shift towards MRC and other subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our growth, operational complexity, and the additional expenses associated with being a public company.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe that there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2015

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, restructuring charges and perpetual license revenue recognized from licenses delivered prior to 2013.

Perpetual license revenue recognized from licenses delivered prior to 2013

In our non-GAAP financial measures, we have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license GAAP revenue includes amounts related to licenses delivered prior to 2013. Revenue amortizing from these perpetual licenses delivered prior to 2013 has declined each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until it is fully amortized. As of September 30, 2015, the amount of unrecognized deferred revenue associated with perpetual licenses delivered prior to January 1, 2013 was approximately $435,000, of which $129,000 is expected to be recognized in the remainder of 2015 and $306,000 is expected to be recognized after 2015.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

Restructuring charge

In our non-GAAP financial measures, we have excluded the effect of the severance and other expenses related to our reduction in workforce. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods.

Non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of perpetual license revenue recognized from licenses delivered prior to 2013, stock-based compensation expense, restructuring charges and amortization of intangible assets from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because revenue recognized from licenses delivered prior to 2013 has and will continue to significantly decline over time until it is fully amortized. Stock-based compensation, amortization of intangible assets and restructuring charges have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

Gross and recurring billings, recurring revenue and free cash flow

Our non-GAAP financial measures also include: gross billings, which we define as total revenue plus the change in deferred revenue in a period; recurring billings, which we define as total revenue less perpetual license, hardware, and professional services revenue plus the change in deferred revenue for subscription and software support arrangements in a period, adjusted for nonrecurring perpetual license billings; recurring revenue, which we define as total revenue less perpetual license, hardware, professional services and perpetual amounts recorded as subscription or software support revenue in multiple elements arrangements; and free cash flow, which we define as cash used in operating activities less the amount of property and equipment purchased. We consider gross billings to be a useful metric for management and investors because subscription billings, excluding MRC, and software support and services billings drive deferred revenue, which is an important indicator of future revenue. Similarly, we consider recurring billings and recurring revenue to be useful metrics because they are important indicators of the portion of our business that we would expect to recur each year. There are a number of limitations related to the use of gross, recurring billings and recurring revenue.  First, gross and recurring billings include amounts that have not yet been recognized as revenue. Second, our calculation of gross and recurring billings may be different from other companies that report similar financial measures. Third, recurring revenue excludes perpetual license amounts recognized from multiple elements arrangements that we record as subscription or software support revenue in our GAAP statements of operations and that perpetual license amount is based on invoice value, not fair value, although we believe invoice value approximates the fair value of the element. Fourth, in the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are billed to us by the service provider on a monthly basis over time and one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. We compensate for these limitations by providing specific information regarding GAAP revenue and evaluating gross and recurring billings and recurring revenue together with revenue calculated in accordance with GAAP. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages and per share data)	2015	2014	2015	2014
Non-GAAP total revenue	$37,675	$33,705	$104,539	$90,399
Year-over-year percentage increase	12%	54%	16%	52%
Gross billings	$41,092	$38,240	$116,410	$103,479
Year-over-year percentage increase	7%	47%	12%	50%
Recurring billings	$27,259	$20,170	$75,998	$54,437
Percentage of gross billings	66%	53%	65%	53%
Year-over-year percentage increase	35%	—	40%	—
Recurring revenue	$23,316	$16,029	$64,542	$42,795
Percentage of Non-GAAP total revenue	62%	48%	62%	47%
Year-over-year percentage increase	45%	—	51%	—
Non-GAAP gross profit	$31,380	$27,893	$86,500	$74,109
Non-GAAP gross margin	83.3%	82.8%	82.7%	82.0%
Non-GAAP operating loss	$(13,683)	$(11,111)	$(49,093)	$(37,285)
Non-GAAP operating margin	(36.3)%	(33.0)%	(47.0)%	(41.2)%
Non-GAAP net loss	$(13,864)	$(11,312)	$(49,689)	$(37,907)
Non-GAAP loss per share	$(0.17)	$(0.15)	$(0.64)	$(1.00)
Free cash flow	$(13,602)	$(9,828)	$(43,232)	$(31,339)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$38,001	$34,917	$106,252	$94,597
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(326)	(1,212)	(1,713)	(4,198)
Non-GAAP total revenue:	$37,675	$33,705	$104,539	$90,399
Gross billings reconciliation:
Total revenue	$38,001	$34,917	$106,252	$94,597
Total deferred revenue, end of period (1)	64,332	49,633	64,332	49,633
Less: Total deferred revenue, beginning of period	(61,241)	(46,310)	(54,174)	(40,751)
Total change in deferred revenue	3,091	3,323	10,158	8,882
Gross billings	$41,092	$38,240	$116,410	$103,479
Recurring billings reconciliation:
Total revenue	$38,001	$34,917	$106,252	$94,597
Less: Perpetual license revenue	(13,644)	(17,550)	(38,050)	(48,158)
Less: Professional services revenue	(515)	(793)	(2,218)	(2,010)
Subscription and software support deferred revenue, end of period (1)	61,120	42,535	61,120	42,535
Less: Subscription and software support deferred revenue, beginning of period	(57,529)	(38,226)	(49,194)	(30,468)
Total change in subscription and software support deferred revenue	3,591	4,309	11,926	12,067
Less: Adjustments (2)	(174)	(713)	(1,912)	(2,059)
Recurring billings	$27,259	$20,170	$75,998	$54,437
Recurring revenue reconciliation:
Total revenue	38,001	34,917	106,252	94,597
Less: Perpetual license revenue	(13,644)	(17,550)	(38,050)	(48,158)
Less: Professional services revenue	(515)	(793)	(2,218)	(2,010)
Less: Perpetual license recorded over the term of subscription or software support (3)	(526)	(545)	(1,442)	(1,634)
Recurring revenue:	$23,316	$16,029	$64,542	$42,795
Non-GAAP gross profit reconciliation:
Gross profit	$30,428	$28,468	$85,615	$77,003
Add: Stock-based compensation expense	1,055	468	1,928	897
Add: Amortization of intangible assets	223	169	670	407
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(326)	(1,212)	(1,713)	(4,198)
Non-GAAP gross profit	$31,380	$27,893	$86,500	$74,109
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	80.1%	81.5%	80.6%	81.4%
GAAP to non-GAAP gross margin adjustments	3.2%	1.3%	2.1%	0.6%
Non-GAAP gross margin	83.3%	82.8%	82.7%	82.0%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(23,914)	$(15,312)	$(69,472)	$(45,964)
Add: Stock-based compensation expense	9,285	4,879	20,373	11,688
Add: Amortization of intangible assets	223	534	670	1,189
Add: Restructuring Charges	1,049	—	1,049	—
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(326)	(1,212)	(1,713)	(4,198)
Non-GAAP operating loss	$(13,683)	$(11,111)	$(49,093)	$(37,285)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(62.9)%	(43.9)%	(65.4)%	(48.6)%
GAAP to non-GAAP operating margin adjustments	26.6%	10.9%	18.4%	7.4%
Non-GAAP operating margin	(36.3)%	(33.0)%	(47.0)%	(41.2)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(24,095)	$(15,513)	$(70,068)	$(46,586)
Add: Stock-based compensation expense	9,285	4,879	20,373	11,688
Add: Amortization of intangible assets	223	534	670	1,189
Add: Restructuring Charges	1,049	—	1,049	—
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(326)	(1,212)	(1,713)	(4,198)
Non-GAAP net loss	$(13,864)	$(11,312)	$(49,689)	$(37,907)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.30)	$(0.20)	$(0.90)	$(1.23)
Add: Stock-based compensation expense per share	0.12	0.06	0.26	0.31
Add: Amortization of intangible assets per share	—	0.01	0.01	0.03
Add: Restructuring Charges	0.01	—	0.01	—
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013 per share	—	(0.02)	(0.02)	(0.11)
Non-GAAP net loss per share	$(0.17)	$(0.15)	$(0.64)	$(1.00)
Free cash flow:
Net cash used in operating activities	$(13,182)	$(9,318)	$(40,785)	$(29,414)
Purchase of property and equipment	(420)	(510)	(2,447)	(1,925)
Free cash flow	$(13,602)	$(9,828)	$(43,232)	$(31,339)

(1)

Our deferred revenue consists of amounts that have been invoiced, but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of September 30, 2015 and 2014, $435,000 and $3.2 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.

(2)

Includes nonrecurring perpetual license billings that consists of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See “Note 1—Summary of Significant Accounting Policies—Revenue Recognition” for a description of Deferred Portion and Bundled Arrangements.

(3)	Perpetual amounts recorded as subscription or software revenue in multiple elements arrangements, where undelivered elements do not have VSOE.

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1, 2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and nine months ended September 30, 2015 and 2014.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long-term as a percentage of total revenue. Stock-based compensation expense was $20.4 million and $11.8 million in the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel costs. Research and development expense also includes costs associated with contractors and consultants, equipment and software to support our development and quality assurance teams, facilities and information technology. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services. While our research and development expense, exclusive of stock-based compensation expense may fluctuate as a percentage of total revenue, we expect it to decrease over the long term as a percentage of total revenue.

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

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of litigation, other legal, accounting and consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company. While our general and administrative expense, exclusive of stock-based compensation expense, as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue. However, expenses associated with litigation may be unpredictable.

Restructuring Charges

The restructuring change consists of the costs related to our restructuring plan to reduce the our cost structure through a workforce reduction.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Perpetual license	$13,644	$17,550	$38,050	$48,158
Subscription	12,253	8,031	33,667	21,101
Software support and services	12,104	9,336	34,535	25,338
Total revenue (1)	38,001	34,917	106,252	94,597
Cost of revenue (1)
Perpetual license	745	1,268	1,971	3,392
Subscription	1,939	1,439	5,366	4,145
Software support and services	4,889	3,742	13,300	10,057
Total cost of revenue	7,573	6,449	20,637	17,594
Gross profit	30,428	28,468	85,615	77,003

Operating expenses:
Research and development (1)	16,968	11,565	45,368	33,783
Sales and marketing (1)	25,856	25,618	80,698	72,445
General and administrative (1)	10,469	6,232	27,972	15,957
Restructuring charges	1,049	—	1,049	—
Amortization of intangible assets	—	365	—	782
Total operating expenses	54,342	43,780	155,087	122,967
Operating loss	(23,914)	(15,312)	(69,472)	(45,964)
Other (income) expense - net	(2)	66	136	258
Loss before income taxes	(23,912)	(15,378)	(69,608)	(46,222)
Income tax expense	183	135	460	364
Net loss	$(24,095)	$(15,513)	$(70,068)	$(46,586)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Contra-revenue	$—	$—	$—	$123
Cost of revenue	1,055	468	1,928	897
Research and development	3,832	1,439	7,709	4,374
Sales and marketing	2,586	1,957	6,614	4,071
General and administrative	1,812	1,015	4,122	2,346
Total	$9,285	$4,879	$20,373	$11,811

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Perpetual license	36%	50%	36%	51%
Subscription	32	23	32	22
Software support and services	32	27	32	27
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	2	3	2	4
Subscription	5	4	5	4
Software support and services	13	11	12	11
Total cost of revenue	20	18	19	19
Gross profit	80	82	81	81
Operating expenses:
Research and development	45	33	43	36
Sales and marketing	68	74	76	77
General and administrative	28	18	26	17
Restructuring charges	2	—	1	—
Amortization of intangible assets	—	1	—	—
Total operating expenses	143	126	146	130
Operating loss	(63)	(44)	(65)	(49)
Other (income) expense - net	—	—	—	—
Loss before income taxes	(63)	(44)	(65)	(49)
Income tax expense	—	—	—	—
Net loss	(63)%	(44)%	(65)%	(49)%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Perpetual	$13,644	$17,550	$(3,906)	(22)%
Subscription	12,253	8,031	4,222	53
Software support and services	12,104	9,336	2,768	30
Total revenue	$38,001	$34,917	$3,084	9%

Percentage of total revenue
Perpetual	36%	50%
Subscription	32	23
Software support and services	32	27
	100%	100%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Perpetual	$38,050	$48,158	$(10,108)	(21)%
Subscription	33,667	21,101	12,566	60
Software support and services	34,535	25,338	9,197	36
Total revenue	$106,252	$94,597	$11,655	12%

Percentage of total revenue
Perpetual	36%	51%
Subscription	32	22
Software support and services	32	27
	100%	100%

	Three Months Ended
	September 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$18,774	49%	$20,457	59%	$(1,683)	(8)%
International	19,227	51	14,460	41	4,767	33
Total revenue	$38,001	100%	$34,917	100%	$3,084	9%

	Nine Months Ended
	September 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$53,655	50%	$54,441	58%	$(786)	(1)%
International	52,597	50	40,156	42	12,441	31
Total revenue	$106,252	100%	$94,597	100%	$11,655	12%

Perpetual license revenue decreased $3.9 million, or 22%, and $10.1 million, or 21%, in the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods of 2014, primarily due to a shift in favor of software licenses priced as subscriptions, including MRC throughout the first three quarters of 2015 and a slowdown in perpetual license orders. In addition, revenue recognized from licenses that were delivered prior to 2013 but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013 decreased $886,000 and $2.5 million in the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods of 2014.

Subscription revenue increased $4.2 million, or 53%, and $12.6 million, or 60%, in the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods of the 2014, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC revenue to $5.4 million and $14.5 million in the three and nine months ended September 30, 2015, respectively, from $3.3 million and $8.9 million in the three and nine months ended September 30, 2014, respectively.

Software support and services revenue increased $2.8 million, or 30%, and $9.2 million, or 36% in the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods of the prior year, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 33% and 31% in the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods of the prior year due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from U.S. sales decreased 8% and 1%, respectively, in the three and nine months ended September 30, 2015 compared to the corresponding periods of the prior year due to the shift in product mix from perpetual to subscription, including MRC, additionally in the nine month period, and a slowdown in perpetual license orders, and less revenue being recognized from licenses delivered prior to 2013.

Revenue from our largest reseller, AT&T, decreased to 16% and 18% of total revenue in the three and nine months ended September 30, 2015, respectively, as compared to 18% and 21% of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three or nine months ended September 30, 2015 and 2014.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$745	2%	$1,268	3%	$(523)	(41)%
Subscription	1,939	5	1,439	4	500	35
Software support and services	4,889	13	3,742	11	1,147	31
Total cost of revenue	$7,573	20%	$6,449	18%	$1,124	17%
Gross profit	$30,428		$28,468		$1,960
Gross margin		80%		82%

	Nine Months Ended
	September 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$1,971	2%	$3,392	4%	$(1,421)	(42)%
Subscription	5,366	5	4,145	4	1,221	29
Software support and services	13,300	12	10,057	11	3,243	32
Total cost of revenue	$20,637	19%	$17,594	19%	$3,043	17%
Gross profit	$85,615		$77,003		$8,612
Gross margin		81%		81%

Total cost of revenue increased $1.1 million, or 17%, in the three months ended September 30, 2015 compared to the same period of the prior year.  Perpetual license cost of revenue decreased $523,000, or 41%, primarily due to a decrease in sales of our hardware appliances and a decrease in royalties. Subscription cost of revenue increased $500,000, or 35%, due to an increase in Global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $1.1 million, or 31%, due primarily to an increase in Global Customer Success expenses. Global Customer Success payroll-related expense increased $1.1 million, which included an increase in stock-based compensation expense of $589,000.

Total cost of revenue increased $3.0 million, or 17%, in the nine months ended September 30, 2015 compared to the same period of the prior year. Perpetual license cost of revenue decreased $1.4 million, or 42%, primarily due to a decrease in sales of our hardware appliances and a decrease in royalties, partially offset by an increase in intangible assets amortization costs. Subscription cost of revenue increased $1.2 million, or 29% due to an increase in data center operations expense, royalties, Global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $3.2 million, or 32%, primarily due to an increase in Global Customer Success organization payroll-related expense of $2.8 million, which included an increase in stock-based compensation expense of $1.0 million.

Operating Expenses

	Three Months Ended
	September 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$16,968	45%	$11,565	33%	$5,403	47%
Sales and marketing	25,856	68	25,618	74	238	1
General and administrative	10,469	28	6,232	18	4,237	68
Restructuring charges	1,049	2	—	—	1,049	100
Amortization of intangible assets	—	—	365	1	(365)	(100)
Total operating expenses	$54,342	143%	$43,780	126%	$10,562	24%

	Nine Months Ended
	September 30,
	2015		2014		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$45,368	43%	$33,783	36%	$11,585	34%
Sales and marketing	80,698	76	72,445	77	8,253	11
General and administrative	27,972	26	15,957	17	12,015	75
Restructuring charges	1,049	1	—	—	1,049	100
Amortization of intangible assets	—	—	782	—	(782)	(100)
Total operating expenses	$155,087	146%	$122,967	130%	$32,120	26%

Research and development expense increased $5.4 million, or 47%, in the three months ended September 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $4.1 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $2.4 million driven primarily by a stock-settled bonus accrual, restricted stock unit grants and our ESPP.  Facilities and other infrastructure expense increased by $867,000 to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas. Professional fees increased by $311,000 to support the Company’s product development initiatives.

Research and development expense increased $11.6 million, or 34%, in the nine months ended September 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $8.0 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $3.3 million driven primarily by a stock-settled bonus accrual, restricted stock unit grants, and our ESPP.  Facilities and other infrastructure expense increased by $2.6 million to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas. Professional fees increased by $792,000 to support product development initiatives.

Sales and marketing expense increased $238,000, or 1%, in the three months ended September 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in professional fees of $339,000, and an increase in facility and infrastructure expense of $233,000, which was partially offset by a reduction in personnel costs of $158,000. Within personnel costs, salary-related expenses and stock-based compensation expense in the three months ended September 30, 2015 increased $497,000 and $629,000, respectively, compared to the corresponding periods of the prior year, while sales commission expense decreased by $1.3 million. Our sales commission expense was lower than in the prior year due to changes in our compensation plans and performance relative to those plans. The restructuring-related headcount reduction had a minimal impact on the third quarter, but we expect expense savings going forward. The stock-based compensation expense increase was driven primarily by restricted stock unit grants, ESPP and a stock-settled bonus accrual. Travel-related and other operating expenses remained flat compared to the corresponding period of 2014.

Sales and marketing expense increased $8.3 million, or 11%, in the nine months ended September 30, 2015 compared to the corresponding period of 2014, primarily due to an increase in personnel costs of $4.6 million related to increased sales headcount. This includes an increase of $2.5 million for stock-based compensation expense, driven primarily by restricted stock unit grants, ESPP and a stock-settled bonus accrual.  Restructuring-related headcount reduction had a minimal impact on the nine months ended September 30, 2015, but we expect expense savings going forward. Travel-related expense increased $797,000 as a result of increased travel requirements of our larger sales team. In addition, professional fees increased by $1.1 million to support sales growth primarily in international markets and third-party marketing-related expense increased $720,000 as we expanded customer and partner programs and marketing infrastructure. Facilities and infrastructure expense increased $1.1 million over the corresponding period of 2014.

General and administrative expense increased $4.2 million, or 68%, in the three months ended September 30, 2015 compared to the corresponding period of 2014, primarily due to a $3.2 million increase in litigation legal fees as a result of our patent infringement jury trial in California in the third quarter and an increase in personnel costs of $1.2 million. This includes an increase in stock-based compensation expense of $796,000, which was driven primarily by a stock-settled bonus accrual, restricted stock unit grants, and ESPP.

General and administrative expense increased $12.0 million, or 75%, in the nine months ended September 30, 2015 compared to the corresponding period of 2014, primarily due to a $7.2 million increase in litigation legal fees in connection with our patent litigation and an increase in personnel costs of $4.1 million. This includes an increase in stock-based compensation expense of $1.8 million, which was driven primarily by a stock-settled bonus accrual, restricted stock unit grants, and ESPP.

Restructuring charges were $1.0 million in the three and nine months ended September 30, 2015. This workforce reduction plan was designed to reduce our cost structure and align our spending with our billing growth rate.

We did not record any amortization of intangible assets in operating expenses during the three and nine months ended September 30, 2015. We recorded $365,000 and $782,000, respectively, of amortization of intangible assets in operating expenses in the three and nine months ended September 30, 2014.

Other (Income) Expense—Net

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Other (income) expense—net	$(2)	$66	$(68)	(103)%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Other (income) expense—net	$136	$258	$(122)	(47)%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar partially offset by interest income. We recorded $64,000 and $71,000 of foreign currency losses for the three months ended September 30, 2015 and 2014, respectively, and $321,000 and $240,000 of foreign currency losses for the nine month ended September 30, 2015 and 2014, respectively. We recorded $83,000 and $223,000 of interest income for the three and nine months ended September 30, 2015. Interest earned the three and nine month periods ended September 30, 2014 was insignificant.

Income Tax Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Income tax expense	$183	$135	$48	36%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Income tax expense	$460	$364	$96	26%

Income tax expense was $183,000 in the three months ended September 30, 2015 and $135,000 in the corresponding period of 2014 and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Income tax expense was $460,000 in the nine months ended September 30, 2015 and $364,000 in the corresponding period of 2014 and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents	$44,616	$104,287
Short term-investments	53,464	13,869
Long-term investments	7,141	22,220
Total cash, cash equivalents and investments	$105,221	$140,376

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Net cash used in operating activities	$(40,785)	$(29,414)	$(11,371)	39%
Net cash used in investing activities	(27,246)	(1,925)	(25,321)	1,315
Net cash provided by financing activities	$8,360	$105,184	$(96,824)	(92)%

At September 30, 2015, we had cash and cash equivalents of $44.6 million. Substantially all of our cash and cash equivalents are held in the United States. At September 30, 2015, we had short-term investments of $53.5 million and long-term investments of $7.1 million. In the nine months ended September 30, 2015 we purchased an additional $46.7 million of investment securities and received $21.9 million from maturities of investment securities.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At September 30, 2015, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the nine months ended September 30, 2015, we used $40.8 million of cash for operating activities primarily as a result of investment in our sales organization, legal fees, marketing programs, and the addition of headcount in research and development, customer success and our general and administrative departments. We incurred a net loss of $70.1 million in the nine months ended September 30, 2015, as we increased our operating expenses 26% to $155.1 million and increased our cost of revenue 17% to $20.6 million relative to the corresponding period of 2014. The net loss included non-cash charges of $23.4 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $10.2 million increase in deferred revenue, a $443,000 favorable change in accounts receivable and a $1.9 million favorable change in accounts payable that were partially offset by an unfavorable change in other working capital items of $6.6 million.

In the corresponding period of 2014, we used $29.4 million of cash for operating activities primarily as a result of the expense to support our sales organization and investment in marketing programs, and the headcount in research and development, customer success and data center operations, partially offset by cash received from customers. We incurred a net loss of $46.6 million in the nine months ended September 30, 2014, as we increased our operating expenses 42% to $123 million and increased our cost of revenue 49% to $17.6 million. The net loss included non-cash charges of $14.8 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of an $8.9 million favorable increase in deferred revenue and a $4.2 million favorable change in accounts payable and accrued liabilities that were offset by increases in accounts receivable of $9.6 million and other current and noncurrent assets of $1.1 million.

Cash Used in Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities offset by maturities of the investment securities. We expect to continue to make purchases to support the growth of our business.

Cash used in investing activities was $27.2 million for the nine months ended September 30, 2015 and $1.9 million in the corresponding period of 2014. Purchases of property and equipment were $2.4 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth and the nine months ended September 30, 2015 also included purchases to fit-out new office facilities. In the nine months ended September 30, 2015 we purchased $46.7 million of investment securities and received $21.9 million from maturities of investment securities.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from our initial public offering, from the issuance of convertible preferred stock, from the exercise of stock options, from our ESPP and from borrowings and repayments under our revolving line of credit.

In the nine months ended September 30, 2015, our financing activities provided $8.4 million of cash and consisted of $4.4 million from the exercise of stock options as well as $4.0 million of cash received from employees from ESPP contributions.

In the nine months ended September 30, 2014, our financing activities provided $105.2 million of cash. Cash from financing activities in the nine months ended September 30, 2014 included proceeds from our IPO of $107.0 million, net of underwriting discounts and commissions, $2.0 million of proceeds from the issuance of convertible preferred stock, $2.0 million from the exercise of stock options, $2.5 million of cash received from employees from ESPP contributions, partially offset by a net $7.6 million repayment of borrowings from our revolving line of credit and $4.0 million in payments of IPO offering costs.

Off-Balance-Sheet Arrangements

At September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2015, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction.  On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware, the UK and Germany, as well as inter partes review proceedings. In each of these proceedings, Good Technology seeks to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. In the UK and German cases, we are defending the cases and/or have filed actions and/or counterclaims that our products do not infringe their patents and that their patents are invalid. We have counterclaimed against Good Technology in the Delaware case on two of our next generation patents and seek relief similar to what Good Technology is seeking in that case. The Delaware case was transferred to the Northern District of California on March 27, 2015. The UK case is currently scheduled for trial at the end of November 2015.

On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating the asserted claims of one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid and that we did not infringe any of the three patents. The jury also found that while Good Technology did not infringe our asserted patent, our patent was not invalid. As a result, neither we nor Good Technology was awarded damages in the case.

Notwithstanding the summary judgment ruling and jury verdict in the original Northern District of California case, we and Good Technology continue to assert patent claims against each other in litigation and other proceedings, as described above. The final outcome, including our liability, if any, with respect to Good Technology’s on-going claims is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of litigation costs, diversion of management resources and other factors.

On September 4, 2015, Blackberry announced that it had signed a definitive agreement to acquire Good Technology and expects to close the acquisition in November 2015, adding uncertainty to the outcome of the litigation.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. An amended complaint was filed on September 28, 2015.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. The Company intends to defend the litigations vigorously.

We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. An estimate of a reasonably possible loss (or a range of loss) cannot be made in our lawsuits at this time.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

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

Although we were incorporated in 2007, we did not commercially release the MobileIron platform until 2009, and we did not release our mobile application containerization and mobile content management solutions until 2012. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

—	retain and expand our customer base on a cost-effective basis;
—	increase revenues from existing customers as they add users or devices;

—	increase revenues from existing customers as they purchase additional solutions;

—	successfully compete in our markets;

—	continue to add features and functionality to our solutions to meet customer demand;

—	gain market traction with our MobileIron cloud platform and our mobile apps and content management solutions;

—	continue to invest in research and development;

—	scale our engineering and internal business operations in an efficient and cost-effective manner;

—	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;

—	continue to expand our solutions across mobile operating systems and device platforms;

—	make our service provider partners successful in their deployments of our solutions and technology;

—	successfully expand our business domestically and internationally;

—	successfully protect our intellectual property and defend against intellectual property infringement claims; and

—	hire, integrate and retain professional and technical talent.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.*

We have incurred net losses each year since our inception, including net losses of $61.9 million, $32.5 million and $46.5 million in 2014, 2013 and 2012, respectively, and had a net loss of $24.1 million and $70.1 million for three and nine months ended September 30, 2015, respectively. As of September 30, 2015, our accumulated deficit was $260.8 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses increasing and entrenched competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and additional expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 27, 2015. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

—	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;

—	changes in pricing due to competitive pricing pressure or other factors;

—	reductions and reprioritizations in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;

—	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license versus a subscription or monthly recurring contract, or MRC, basis;

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

If our customers do not place significant follow-on orders to deploy our solutions widely throughout their companies, or if they do not renew with us or if they do not purchase additional solutions, our future revenue and operating results will be harmed.*

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. However, we have experienced a slowdown in perpetual license orders in the last nine months. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the perceived reliability of our solutions and other competitive factors, such as pricing and competitors’

offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer.

Further, existing customers that purchase our solutions have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and given our limited operating history, we are unable to accurately predict our customer expansion or renewal rates. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets and the pricing and breadth of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all.

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

We have a primary back-end technology platform that can be used as a cloud service or deployed on premise and a second back-end platform that is purpose-built as a cloud-only large scale, multi-tenant platform. We must continually invest in both platforms, and the existence of two back-end technology platforms makes engineering more complex and expensive and may introduce compatibility challenges. We have made significant investments in the cloud-only platform and have not yet gained substantial market traction with the cloud-only platform. Should our MobileIron cloud-only platform fail to achieve substantial market traction, we would lose the value of our investment and our business and operating results may be harmed. We are in the process of phasing out our older cloud-based product in favor of MobileIron Cloud, our newer and more scalable cloud-only platform. The failure to successfully market MobileIron Cloud as a replacement and improvement to our older cloud-based product or the failure of our customers and prospective customers to adopt MobileIron Cloud for any reason could result in a decline in our revenue.

Further, we may be required to commit significant resources to developing new solutions before knowing whether our investments will result in solutions that the market will accept. These risks are greater in the mobile IT market because our software is deployed on phones and tablets that run on different operating systems such as iOS, Android and Windows, and these multiple operating systems change frequently in response to consumer demand. As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only PCs. We may experience technical design, engineering, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements on both of our technology platforms. As a result, we may not be successful in modifying our current solutions or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Citrix, Good Technology, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, Zenprise acquired Sparus and was then acquired by Citrix, AirWatch was acquired by VMware and Fiberlink was acquired by IBM. In September 2015, Blackberry announced that it had signed a definitive agreement to acquire Good Technology and that the acquisition is expected to close in November 2015. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Consolidation is expected to continue in our industry. As a result of consolidation, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and develop and expand their solution and service offerings and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from purchasing our solutions, including through selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

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

Our product and business strategy depends on our existing and potential customers’ continued adoption of our solutions, features and functionality for both mobile application and mobile content management. Slow adoption of customer-built mobile business applications for iOS, Android and Windows would slow the need for and adoption of our platform for mobile application management and security because if customers are not deploying business apps other than email they may be content to continue using more basic MDM offerings and not see the value in our more advanced mobile application management and data security capabilities. Additionally, the value of our AppConnect ecosystem could decrease if competitors’ SDK or app wrapping technologies are perceived to have advantages over our own, resulting in the loss of ecosystem partners. Customers’ preference for mobile applications could also shift to browser-based applications that can run on any mobile device through a web browser, which would reduce the value of our mobile application containerization solution. In addition, operating system providers could act in ways that could harm our mobile content and apps product strategy. For example, Microsoft released Office 365 and is attempting to dissuade customers from using EMM solutions other than Microsoft. If this strategy succeeds, the value of our own mobile content management solution and the value of our ecosystem of collaboration and storage partners may diminish. If our product strategy around mobile apps and content management fails or is not as successful as we hope for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

If we are not able to scale our business and manage our expenses, our operating results may suffer.*

We have experienced growth in our customer base and have significantly expanded our operations during the past few years. In particular, we are aggressively investing in additional engineering resources to support and expand both our MobileIron cloud services and on-premise software infrastructure and our associated customer success infrastructure. While we have added personnel to our engineering team, in third quarter 2015 we had a global restructuring to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. For example, due to the growth of our operations, we are in the process of relocating and consolidating operations in the Bay Area, where our headquarters is located. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including our senior management, and specifically Robert Tinker, who is our President and Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. In the third quarter of 2015, we promoted our interim Chief Financial Officer to Chief Financial Officer and hired a new Senior Vice President of Worldwide Sales. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

Because our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may stop using or fail to expand use of our solutions, delay or withhold payment to us, elect not to renew and make warranty claims or other claims against us. In addition, we rely on positive customer experience in order to sell additional products to other customers or sell to new customers. Defects or disruptions in our solution could result in reputational harm and loss of future sales. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our development efforts, damage our reputation and the reputation of our solutions, cause significant customer relations problems and can result in product liability claims.

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

The prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions toward subscription, enterprise-wide licensing arrangements, bundling of solutions, features and functionality by us or our competitors, potential changes in our pricing, anticipation of the introduction of new solutions, or promotional programs for customers or channel partners. Competition and consolidation continue to increase in the markets in which we participate, and we expect competition to further increase in the future, leading to increased pricing pressures. Larger competitors with more diverse product lines may reduce the price of solutions or services that compete with ours or may bundle their solutions with other solutions and services. Furthermore, we anticipate that the sales prices and gross profits for our solutions will decrease over product life cycles. If we are unable to increase sales to offset any decline in our prices, our business and results of operations would be harmed.

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

Substantial portion of our sales are through channel partners – either telecommunications carriers, which we call service providers, or other resellers, and thus we depend on our channel partners and on our channel partner strategy for virtually all of our revenue. Our international resellers often enter into agreements directly with our mutual customers to host the software and provide other value-added services, such as IT administration.

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 17% of our total revenue for the nine months ended September 30, 2015.

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

—	closer relationships with, and dependence upon, large technology companies that offer competitive solutions;

—	an RFP process that may favor incumbent or larger technology companies;

—	increased reputational risk as a result of data breaches or other problems involving high profile customers; and

—	more pressure for discounts.

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

Internationally, different jurisdictions have a variety of data security and privacy laws, with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in October 2015, the European Court of Justice declared invalid the European Commission’s decision creating the so-called Safe Harbor Framework, which we have relied on to transfer personal information of European Union citizens to the United States. The court’s decision was effective immediately, creating legal uncertainty about continuing and past transfers of data and what steps the European Commission, EU member state authorities, and US authorities will take.

If any of our European customers or prospective customers decide not to purchase our software as a result of this regulatory uncertainty, our revenues could decline and our business could suffer.In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different privacy standards. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of our solutions and harm our business.

Our failure to adequately protect personal information and to maintain the security of enterprise data could have a material adverse effect on our business.

Employee adoption of mobile initiatives depends on the credible and clear separation of enterprise applications and data and personal information on the device, as well as the privacy of such data. For our customers, it is also essential to maintain the security of enterprise data properly while retaining the native experience users expect. While we contractually obligate our customers to make the required disclosures and gain the required consents from their employees in order to comply with applicable law regarding the processing of personally identifiable information that the employer may access, we do not control whether they in fact do so, and in some jurisdictions such employee consent may not be enforceable. Any claim by an employee that his or her employer had not complied with applicable privacy laws in connection with the deployment and use of our software on the employee’s mobile device could harm our reputation and business and subject us to liability, whether or not warranted. If our solutions fail to adequately separate personal information and to maintain the security of enterprise applications and data, the market perception of the effectiveness of our solutions could be harmed, employee adoption of mobile initiatives could be slowed, we could lose potential sales and existing customers, and we could incur significant liabilities. Privacy concerns, whether valid or not, may inhibit market adoption of our solutions, particularly in certain industries and foreign countries. Furthermore, the attention garnered by the National Security Agency’s bulk intelligence collection programs may result in further concerns surrounding privacy and technology products.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. In addition, if we are unsuccessful at integrating such acquisitions or developing the acquired technologies, the revenue and operating results of the combined company could be adversely affected. We have in the past and could in the future record impairment losses in connection with acquisitions. Further, the integration of an acquired company typically requires significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

The success of our business depends on the continued growth and proliferation of mobile IT infrastructure as an increasingly important computing platform for businesses. Our business plan assumes that the demand for mobile IT solutions and the deployment of business apps on mobile devices will increase. However, the mobile IT market may not develop as quickly as we expect, or at all, and businesses may not continue to elect to utilize mobile IT solutions as an advanced business platform. This market for our solutions may not develop for a variety of reasons, including that larger, more established companies will enter the market or that mobile operating system companies will offer substantially similar functionality or that companies may not deploy business apps at scale and thus may be satisfied with less advanced technologies. Accordingly, demand for our solutions may not continue to develop as we anticipate, or at all, and the growth of our business and results of operations may be adversely affected. In addition, because we derive substantially all of our revenue from the adoption and use of our platform, a decline or slowing growth in the mobile IT market would harm the results of our business operations more seriously than if we derived significant revenue from a variety of other products and services.

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

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of total revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. In addition, the type of budget (operating versus capital) available to a customer may affect its decision to purchase a perpetual license or a subscription license. In addition, our rapid growth rate in 2012 through 2014 may have made seasonal fluctuations more difficult to detect. As our rate of growth has slowed, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

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

Risks Related to Our Intellectual Property

We have been sued by third parties for alleged infringement of their proprietary rights and may be sued in the future.*

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

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction.  On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware, the UK and Germany, as well as inter partes review proceedings. In each of these proceedings, Good Technology seeks to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. In the UK and German cases, we are defending the cases and/or have filed actions and/or counterclaims that our products do not infringe their patents and that their patents are invalid. We have counterclaimed against Good Technology in the Delaware case on two of our next generation patents and seek relief similar to what Good Technology is seeking in that case. The Delaware case was transferred to the Northern District of California on March 27, 2015. The UK case is currently scheduled for trial at the end of November 2015.

On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating the asserted claims of one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid and that we did not infringe any of the three patents. The jury also found that while Good Technology did not infringe our asserted patent, our patent was not invalid. As a result, neither we nor Good Technology was awarded damages in the case.

Notwithstanding the summary judgment ruling and jury verdict in the original Northern District of California case, we and Good Technology continue to assert patent claims against each other in litigation and other proceedings, as described above. The final outcome, including our liability, if any, with respect to Good Technology’s on-going claims is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of litigation costs, diversion of management resources and other factors.

On September 4, 2015, Blackberry announced that it had signed a definitive agreement to acquire Good Technology and expects to close the acquisition in November 2015, adding uncertainty to the outcome of the litigation.

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

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.*

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or solutions. The laws of some foreign countries, including countries in which our solutions are sold, may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

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

Our use of open source software could impose limitations on our ability to commercialize our solutions.*

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2014, 2013, 2012 and the nine months ended September 30, 2015, 45%, 44%, 40% and 50% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2014, approximately 28% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	heightened concerns and legal requirements relating to data and privacy, as evidenced by the European Court of Justice’s invalidation of the EU Safe Harbor framework in October 2015;

—	burdens of complying with a wide variety of foreign laws;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	difficulties and costs of staffing and managing foreign operations;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

In addition, existing and future channel partners will only partner with us if we are able to provide them with competitive offerings on terms that are commercially reasonable to them. If we fail to maintain the quality of our solutions or to update and enhance them or to offer them at competitive discounts, existing and future channel partners may elect to partner with one or more of our competitors. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed. In addition, international channel partners often rely on business models that favor our on premises product over our cloud product because in the former, the channel partner may host and manage the software for, and provide additional administrative, support, training and other services to, the mutual customer for additional fees. This situation could impede sales of our cloud product in certain international markets.

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

For example, on May 1, 2015, a class action lawsuit was filed in federal court against the Company and certain of its officers on behalf of a putative class of all persons who acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act.  Additionally, in August 2015, three class action lawsuits were filed in state court against the Company, certain of its officers, directors, underwriters and investors on behalf of putative classes of all persons who purchased the Company’s securities traceable to the Company’s IPO. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act. The Company intends to defend the litigations vigorously. See Item 1. “Legal Proceedings” for further information regarding the litigations.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 49% of the outstanding shares of our common stock as of September 30, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We have in the past failed, and may in the future fail, to meet our publicly announced guidance or other expectations about our business and future operating results, which has in the past caused, and would in the future cause, our stock price to decline.

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

Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee and compensation committee.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of September 30, 2015, we have 80,201,414 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we repurchased an aggregate of 9,277 shares of our common stock from our employees or departing employees in the aggregate amount of $2,353. These securities were repurchased as follows:

	Total number of shares
Period	repurchased	Average price paid per share
July 1, 2015 through July 31, 2015	1,340	$1.75
August 1, 2015 through August 31, 2015	7,937	0.00
September 1, 2015 through September 30, 2015	—	—

Total shares repurchased	9,277	$0.25

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

As of September 30, 2015, we had not used any proceeds from our IPO. We maintain the cash received in cash and cash equivalents, short-term investments and long-term investments. As of September 30, 2015, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 27, 2015, the disinterested members of our Board approved, upon the recommendation of our Compensation Committee, an amendment to our Non-Employee Directors’ Compensation Policy.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEIRON, INC.

By:	/s/ Robert Tinker
Robert Tinker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simon Biddiscombe
Simon Biddiscombe
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: November 2, 2015

EXHIBIT INDEX.

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.2(1)	At-Will Employment Agreement between MobileIron, Inc., and Simon Biddiscombe, dated April 30, 2015	10.1	8-K	May 12, 2015	001-36471
10.3	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
10.4(1)	At-Will Employment Agreement between MobileIron, Inc., and Damian Artt, dated September 14, 2015					X
10.5(1)	MobileIron, Inc. 2015 Non- Executive Bonus Plan, as amended					X
10.6(1)	MobileIron, Inc. 2015 Executive Bonus Plan, as amended					X
10.7(1)	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.