Form 10-K
period 2015-12-31
MOBILEIRON, INC.
filed 2016-02-23
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $233 million based on the number of shares held by non-affiliates as of June 30, 2015 and based on the closing sale price of the registrant's common stock as reported on the NASDAQ Stock Market on June 30, 2015 of $5.91 per share. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 82,398,716 as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

		Page No.

	PART I

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Mine and Safety Disclosures	36

	PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	40
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	69
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	98
Item 9A.	Controls and Procedures	98
Item 9B.	Other Information	100

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	101
Item 11.	Executive Compensation	101
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101
Item 13.	Certain Relationships and Related Transactions, and Director Independence	101
Item 14.	Principal Accountant Fees and Services	101

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	102
	Signatures	103
	Exhibit Index	105

“MobileIron,” the MobileIron logos and other trademark or service marks of MobileIron, Inc. appearing in this Annual Report on Form 10-K are the property of MobileIron, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	beliefs and objectives for future operations;
•	our business plan and our ability to effectively manage our growth and associated investments;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	our ability to attract new customers and further penetrate our existing customer base;
•	our expectations concerning renewal rates for subscriptions and services by existing customers;
•	cost of revenue, including changes in costs associated with hardware, royalties, customer support, and data center operations;
•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;
•	our expectations concerning relationships with third parties, including channel partners and logistics providers;
•	economic and industry trends or trend analysis; and
•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

The adoption of mobile technology is a disruption of historic proportions and has outpaced earlier transitions such as mainframe to PCs and client/server to the Internet. IT departments are often challenged to provide users with the benefits of mobility, while simultaneously satisfying enterprise security and compliance requirements. In modern end-user computing, operating systems such as Android, iOS, and Windows have a sandboxed architecture to isolate data at the app level and protect both the file system and the operating system from unauthorized access. New laptop and desktop operating systems are being built based on this architecture. As a result, the security and management model for these operating systems is very different from what was needed in the legacy PC model and companies need new security technology while maintaining device choice and privacy. This new security model is called Enterprise Mobility Management (EMM).  We believe that only with an EMM platform can an enterprise deal with the new threat landscape while maintaining user privacy and native experience.

IT organizations are increasingly consolidating their PC and mobile device support groups and treating their devices as "endpoints." Meanwhile, the PC and mobile architectures continue to fuse together, blurring the boundaries between the EMM and client management tool capabilities. (Source: Gartner “Magic Quadrant for Enterprise Mobility Management Suites” by Terrence Cosgrove, Rob Smith, Chris Silva, John Girard, Bryan Taylor, June 8, 2015.)

Our platform is the security and apps backbone for modern end-user computing and enables all phases of customers’ journeys to become Mobile First organizations. Employees get the apps and content that they need to get their jobs done on the mobile device of their choice while preserving the native device experience. Enterprise IT departments get a security and management platform that easily integrates into their existing IT or cloud infrastructure and allows them to protect and manage corporate data and apps, independent of the mobile device, for both corporate-owned, bring your own device, or BYOD, and mixed device ownership environments.

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 10,500 customers since 2009. Our strategy is to enhance the value of our platform by introducing additional products and upselling these additional products to our customers. Our global customer support team is focused on enabling successful customers, which is designed to lead to additional sales and renewals of subscription and software support agreements. In 2015, we generated over half of our gross billings from recurring sources. Our renewal rates, which are determined on a device basis for software support and subscription agreements, exceeded 90% in 2015.

We offer our customers the flexibility to use our software as a cloud service or to deploy it on premise. They can also choose from various pricing options including subscription and perpetual licensing. We primarily target large customers across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. Customers choose MobileIron because we deliver the scalability and security for apps and data that they need to become Mobile First.  As of December 31, 2015, our customers included over 500 companies on the Forbes Global 2000 Leading Companies list for 2015. No single end user accounted for more than 5% of our total revenue in 2015, one reseller accounted for 16% of our revenue in 2015.

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

•

Advanced Security Services.  Our advanced mobile security services include enhanced VPN functions, which allows mobile apps to access enterprise resources through a secure application communication channel, eliminating the need for device-wide VPN; Single Sign-On, which gives access to multiple enterprise apps with a single authentication; and Help@Work, which mirrors the user’s screen onto the IT management console so that IT support personnel can better help the user resolve an issue; and integrations with leading third-party analytics, compliance, and service-provisioning platforms.

Platform Extensibility and Ecosystem

We have invested, and intend to continue to invest, in expanding the breadth and depth of our mobile IT ecosystem. Our platform is extensible on both the client side and server side.  Customers, application vendors and technology vendors can leverage our technology to add value to our platform, and in turn, mobilize and secure their products, apps and content. As of December 31, 2015, over 180 technology integrations were released by our ecosystem partners. These integrations cover both user apps and back-end IT infrastructure.

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

On the server side, we work with leading technology companies through our ServiceConnect program. These partners use the MobileIron platform APIs to enrich the features and functionality of their products with mobile IT capabilities. When combined, the common solutions provide increased security, better user experience, and business visibility through analytics. For example, network security vendors can use our security status information in order to make real time decisions about whether a mobile device should be granted access to secure corporate service.  Application Reputation vendors can use our system in order to detect the presence of new apps and identify potentially harmful apps, so that IT departments can remediate as necessary. Leading data analytics providers can use the data we collect on devices in order to help IT department make better choices.

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

•

Platform Architected for Mobile IT. Our mobile IT platform was purpose-built to address the rapidly-evolving and complex mobile requirements of users, IT and the mobile IT ecosystem, unlike others who have repurposed their products to retrofit them with mobile capabilities. We believe the pace of change in our market is unprecedented, driven by the rapid evolution of mobile operating systems such as iOS, Android, and Windows. We believe by being independent and focused on this market, we provide a higher level of service, faster innovation, and differentiated products to our customers.

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

•

Network Effects of our Platform. Our platform benefits from positive network effects that are the result of the strength of our ecosystem. Our ecosystem includes applications developed by customers and third-parties that incorporate our technology and integrated infrastructure solutions. Platform effects include our ecosystem partners accelerating enterprise adoption of their products, and customers choosing our platform because of our ecosystem of partners.

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

Customers

Our customers include leading enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single industry verticals accounted for more than 20% of our gross billings in the three year period ended 2015. Medium to large enterprises accounted for a majority of our gross billings. We have sold our products to over 10,500 customers globally, including more than 500 companies on the Forbes Global 2000 Leading Companies list, as of December 31, 2015. Our channel partners include resellers, service providers and system integrators. AT&T, Inc., as a reseller, accounted for approximately 16%, 20% and 20% of our total revenue in 2015, 2014 and 2013, respectively. No end user of our products accounted for more than 5% of our total revenue in 2015, 2014, or 2013.

Backlog

As is typical in the software industry, we expect a significant portion of our software license orders to be received in the last month of each quarter. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our total revenue and is not necessarily indicative of future revenue in any given period.

Sales and Marketing

We sell the vast majority of our products through indirect sales channels and maintain a sales force that works closely with our channel partners to develop sales opportunities. We have an outside sales force focused on large organizations, inside sales teams focused on mid-sized enterprises, and teams that work with service providers that focus on small to medium sized businesses.

Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support and technical training of our channel partners. The sales organization has strong alignment with our Customer Success teams and acts as a liaison between the IT customers and the marketing and product development organizations, especially during the pre-sales phase. We believe this approach allows us to leverage the benefits our sales channel and maintain communication with our customers. Our sales cycle ranges from a few weeks for smaller organizations to many months for large enterprises.

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

We also host our annual Mobile First user conference, and webinars where customers and partners both participate in and present a variety of programs designed to help accelerate the adoption and advanced use of our services and platform. We are investing in marketing, sales, and channel automation tools to achieve efficiencies in our marketing efforts.

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

Research and development expense totaled $61.9 million, $46.3 million and $36.4 million in 2015, 2014 and 2013, respectively. We plan to continue to significantly invest in resources to conduct our research and development efforts.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the devices, operating systems, applications and technology landscape result in evolving customer requirements.

Our competitors fall into three primary categories:

•	diversified technology companies such as Microsoft and IBM;
•	providers of EMM solutions such as BlackBerry, Citrix and VMware; and
•	small and large companies that offer point solutions that compete with some of the features present in our mobile IT platform.

The principal competitive factors in our market include:

•	product features, reliability, performance and effectiveness;
•	price and total cost of ownership;

•	depth of customer relationships;
•	product extensibility and ability to integrate with other technology infrastructures;
•	customer choice of flexibility between cloud service or on premise deployment;
•	mobile IT expertise and focus;
•	channel depth and breadth;
•	strength of sales and marketing efforts;
•	brand awareness and reputation; and
•	focus on customer service and success.

We believe we generally compete favorably with our competitors on the basis of these factors as a result of our commitment to the native OS experience, our OS neutrality, our focus on EMM, our ecosystem of partners, the architecture, features, and performance of our platform, the ease of integration of our platform with other technology infrastructures, our mobile IT expertise and our commitment to customer success. Many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution and more entrenched relationships with enterprise customers and prospects. For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Intellectual Property

We protect our core technology and intellectual property by relying on federal, state, common law and international intellectual property rights, including patents, trade secrets, copyrights and trademarks. We also rely on confidentiality and contractual restrictions, including confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties.

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States. We actively seek patent protection covering inventions originating from the Company and acquire patents we believe may be useful or relevant to our business. As of December 31, 2015, we owned 26 patents worldwide covering various innovations of our modern EMM technology.

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

Employees

As of December 31, 2015, we had 843 full-time employees, 326 of whom were primarily engaged in research and development, 288 of whom were primarily engaged in sales and marketing, 137 of whom were primarily engaged in customer success and 92 of whom were primarily engaged in administration and finance. 304 of these employees were located outside of the United States. In addition, as of December 31, 2015, we had 46 contractors. None of our United States employees are represented by a labor organization or are party to any collective bargaining arrangement.

Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Segment and Geographic information

We conduct business globally. Our chief operating decision maker (Chief Executive Officer) reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels, components or types of products or services below the consolidated company level. Accordingly, we are considered to be a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Revenue
United States	$74,235	$72,124	$58,656
International	75,063	60,171	46,918
Total	$149,298	$132,295	$105,574

We have no significant amount of long-lived assets in countries outside the United States.

Facilities

Our principal executive offices are located in Mountain View, California and include five buildings totaling approximately 123,000 square feet under leases expiring from March 2016 to April 2023. We have additional office locations throughout the United States and in various international locations, including offices in the United Kingdom, Netherlands, Germany, Japan and India.

We intend to add new facilities and expand our existing facilities as we add employees and grow our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Legal Proceedings

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction.  On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware, the UK and Germany, as well as inter partes review proceedings. In each of these proceedings, Good Technology sought to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. We counterclaimed against Good Technology in the Delaware case on two of our next generation patents and sought relief similar to what Good Technology was seeking in that case. The Delaware case was transferred to the Northern District of California on March 27, 2015. On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating the asserted claims of one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid and that we did not infringe any of the three patents. The jury also found that while Good Technology did not infringe our asserted patent, our patent was not invalid. As a result, neither we nor Good Technology was awarded damages in the case.

On November 2, 2015, Blackberry announced that it had acquired Good Technology. On December 1, 2015, we and Good Technology announced a settlement of the global litigation between us, which included a narrow, non-material license agreement between us and Good Technology and a mutual dismissal of claims.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. An amended complaint was filed on September 28, 2015. MobileIron filed a motion to dismiss the amended complaint on November 13, 2015, which was granted on February 22, 2016, with leave to amend.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaints seek among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On January 4, 2016, the three class action lawsuits were consolidated under the caption, In re MobileIron, Inc. Shareholder Litigation. The Company intends to defend these lawsuits vigorously.

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

As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

—	retain and expand our customer base on a cost-effective basis;
—	increase revenues from existing customers as they add users or devices;
—	increase revenues from existing customers as they purchase additional solutions;
—	successfully compete in our markets;
—	continue to add features and functionality to our solutions to meet customer demand;
—	gain market traction with our MobileIron cloud platform and our mobile apps and content management solutions;
—	continue to invest in research and development;
—	scale our engineering and internal business operations in an efficient and cost-effective manner;
—	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;
—	continue to expand our solutions across mobile operating systems and device platforms;
—	hire, integrate and retain professional and technical talent.
—	make our service provider partners successful in their deployments of our solutions and technology;
—	successfully expand our business domestically and internationally; and
—	successfully protect our intellectual property and defend against intellectual property infringement claims.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $84.5 million, $61.9 million and $32.5 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, our accumulated deficit was $275.2 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. However, we have experienced a slowdown in perpetual license orders in the last year. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer.

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

We have invested significant time and financial resources in the development of our platforms and infrastructure and believe that we must continue to dedicate substantial resources to our research and development efforts to maintain our competitive position.  Developing our products is expensive, and the investment in product development may not generate additional revenue in the near-term or at all. The research and development of new technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate forecasts of technology, market trends and consumer needs. Our failure to successfully develop new and improved products, services and technologies, may reduce our future growth and profitability and may adversely affect our business, results and financial condition.

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

Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could increase this shift to MRC billings.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Blackberry, Citrix, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, AirWatch was acquired by VMware and Good Technology was acquired by Blackberry. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Consolidation is expected to continue in our industry. As a result of consolidation, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, and develop and expand their solution and service offerings and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from including us in competitive bidding processes, evaluating and/or purchasing our solutions, including through selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to evaluate our solutions or work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

We expect competition to intensify in the future as new and existing competitors introduce new solutions into our market. In addition, some of our competitors have entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. This competition has resulted in the past and could in the future result in increased pricing pressure, reduced operating margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could harm our business, operating results or financial condition. Competitors’ offerings may in the future have better performance, better features, lower prices and broader acceptance than our solutions, or embody new technologies, which could render our existing solutions obsolete or less attractive to customers, or be bundled with legacy enterprise security and management products as a “one-stop-shop” offering, which certain customers with large installed bases of those legacy products may prefer. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions, our business, operating results and financial condition could be materially and adversely affected.

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

Our product and business strategy is highly dependent on our existing and potential customers’ continued adoption of our solutions, features and functionality for both mobile application and mobile content management. Slow adoption of customer-built mobile business applications for iOS, Android and Windows would slow the need for and adoption of our platform for mobile application management and security because if customers are not deploying business apps other than email they may be content to continue using more basic MDM offerings and not see the value in our more advanced mobile application management and data security capabilities. Customers’ preference for mobile applications could also shift to browser-based applications that can run on any mobile device through a web browser, which would reduce the value of our mobile application containerization solution. In addition, operating system providers could act in ways that could harm our mobile content and apps product strategy. For example, Microsoft released Office 365 and is bundling certain mobile device management capabilities with Office 365 in an attempt to dissuade customers from using EMM solutions other than Microsoft. If this strategy succeeds, the value of our own mobile content management solution and the value of our ecosystem of collaboration and storage partners may diminish. If our product strategy around mobile apps and content management fails or is not as successful as we hope for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

We have experienced turnover, and the loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel, including our senior management. In 2015, we experienced turnover in our executive team, and we hired a new CFO, and in early 2016, we hired a new CEO, a new SVP of Engineering and are currently seeking to hire a new SVP of Sales. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition.

Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales people. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have significantly expanded our operations during the past few years. In particular, we have invested in additional engineering and customer success resources to support and expand both our MobileIron cloud services and on-premise software infrastructure and our associated customer success infrastructure. While we have added personnel to our engineering and customer success teams, our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

A security breach of our cloud service infrastructure or a disruption of our cloud service availability for any reason could result in liabilities, lost business and reputational harm.

In connection with providing our cloud service to customers, we obtain access to certain sensitive data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone number, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of our indemnity obligations to our cloud service customers and setting or defending claims made against us.  Techniques used to sabotage or obtain unauthorized access information processing systems change frequently. In addition, they, generally, are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage sensitive data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in r particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, malicious code, denial or service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or Internet connectivity services. If we sustain frequent or prolonged disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

Defects in our solutions could harm our business, including as a result of customer dissatisfaction, data breaches or other disruption, and subject us to substantial liability.

Because the mobile IT market involves multiple operating platforms, we provide frequent incremental releases of solution updates and functional enhancements. Such new versions frequently contain undetected errors when first introduced or released. We have often found defects in new releases of our solutions, and new errors in our existing solutions may be detected in the future. Defects in our solutions may also result in vulnerability to security attacks, which could result in claims by customers and users for losses that they sustain.

Because our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. In certain instances, our customers have stopped using, or failed to expand use of, our solutions as a result of defects, and this may happen in the future.  In addition, customers may delay or withhold payment to us, elect not to renew and make warranty claims or other claims against us. In addition, we rely on positive customer experience in order to sell additional products to other customers or sell to new customers. Defects or disruptions in our solution could result in reputational harm and loss of future sales. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our development efforts, damage our reputation and the reputation of our solutions, cause significant customer relations problems and can result in product liability claims.

Security breaches and other disruptions of our information systems could significantly impair our operations, compromise our ability to conduct our business and deliver our products and services, and result in significant data losses, theft of our intellectual property, significant liability, damage to our reputation and loss of current and future business.

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals, or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and thus our business operations also depend, in part, on their cybersecurity measures. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, and could disrupt our operations and the solutions we provide to customers, and damage our reputation, which could adversely affect our business.

Disruptions of the third-party data centers that host our cloud service could result in delays or outages of our cloud service and harm our business.

We currently host our cloud service from third-party data center facilities operated by several different providers located around the world, such as Equinix and Amazon Web Services. Any damage to, or failure of, our cloud service that is hosted by these third parties, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of data. While the third-party hosting centers host the server infrastructure, we manage the cloud services through our site reliability engineering team and need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. In some cases, we have entered into contractual service level commitments to maintain uptime of at least 99.9% for our cloud services platform and if we or our third-party data center facilities fail to meet these service level commitments, we may have to issue service credits to these customers. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

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

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models and terms and conditions. We have in the past implemented, and could in the future implement, new licensing programs and subscription renewal programs or bundling arrangements, including promotional programs or specified enhancements to our current and future solutions. Such changes could result in deferring revenue recognition regardless of the date of the initial shipment or licensing of our solutions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our solutions, related enhancements and services and could adversely affect our operating results and financial condition.

Our ability to sell our solutions is highly dependent on the quality of our support, which is made complex by the requirements of mobile IT. Our failure to deliver high quality support would have a material adverse effect on our sales and results of operations.

Once our solutions are deployed, our customers depend on our support organization or that of our channel partners to resolve any issues relating to our solutions. Our failure to provide effective support has in the past, and would in the future, adversely affect our ability to sell our solutions or increase the number of licenses sold to existing customers. Our customer support is especially critical because the mobile IT market requires relatively frequent software releases. Mobile IT requires a complex set of features, functionality and controls, which makes support critical and difficult. In addition, we target companies on the Forbes Global 2000 Leading Companies list, many of whom have complex networks and require higher levels of support than smaller customers. As customers deploy more licenses and purchase a broader array of our solutions, the complexity and difficulty of our support obligations increase. If we fail to meet the requirements of the larger customers, it may be more difficult to increase our deployments either within our existing Forbes Global 2000 Leading Companies list or other customers or with new Forbes Global 2000 Leading

Companies list customers. We face additional challenges in supporting our non-U.S. customers, including the need to rely on channel partners to provide support.

We rely substantially on channel partners for the sale and distribution of our solutions and, in some instances, for the support of our solutions. A loss of certain channel partners, a decrease in revenues from certain of these channel partners or any failure in our channel strategy could adversely affect our business

A substantial portion of our sales are through channel partners – either telecommunications carriers, which we call service providers, or other resellers -- and thus we depend on our channel partners and on our channel partner strategy for the vast majority of our revenue. Our international resellers often enter into agreements directly with our mutual customers to host the software and provide other value-added services, such as IT administration.

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 16% of our total revenue for the year ended December 31, 2015.

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

We are in the process of changing our North American channel strategy such that most of our North American resellers will be required to purchase our solutions through a single distributor. This change in strategy carries risks, including an increased dependence on one distributor and the possible loss of our existing resellers. In addition, we have sold and may in the future sell directly to end-user customers, which may adversely affect our relationship with our channel partners.

Our sales cycles for large enterprises are often long, unpredictable and expensive. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the business value of our solutions. Many of our large customers have very complex IT systems, mobile environments and data privacy and security requirements. Accordingly, many of these customers undertake a significant evaluation process, which frequently involves not only our solutions, but also those of our competitors, and has resulted in lengthy sales cycle. We spend substantial time, money and effort on our sales activities without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, lengthy contract negotiations and unplanned administrative, processing and other delays. Moreover, the evolving nature of the mobile IT market may lead prospective customers to postpone their purchasing decisions pending adoption of technology by others or pending potential consolidation in the market. As a result of our lengthy sales cycle, it is difficult to predict whether and when a sale will be completed, and our operating results may vary significantly from quarter to quarter. Even if sales are completed, the revenues we receive from these customers may not be sufficient to offset our upfront investments.

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

Internationally, different jurisdictions have a variety of data security and privacy laws, with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in October 2015, the European Court of Justice declared invalid the European Commission’s decision creating the so-called Safe Harbor Framework, which we have relied on to transfer personal information from the European Union to the United States. The court’s decision, has created legal uncertainty about transfers of data and what steps the European Commission, EU member state authorities, and US authorities will take. The European Commission and the United States have agreed in principle to a new transatlantic data transfer framework to replace the Safe Harbor. The proposed framework must be reviewed and approved by European data protection authorities and other stakeholders before it is finalized.

If any of our European customers or prospective customers decide not to purchase our software as a result of this regulatory uncertainty, our revenues could decline and our business could suffer. In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different privacy standards. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of our solutions and harm our business.

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

Our solutions need to interoperate with our customers’ existing IT infrastructures, which have varied and complex specifications. As a result, we must attempt to ensure that our solutions interoperate effectively with these different, complex and varied back-end environments. To meet these requirements, we have and must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our solutions do not interoperate effectively, orders for our solutions could be delayed or cancelled, which would harm our revenues, gross margins and reputation, potentially resulting in the loss of existing and potential customers. The failure of our solutions to interoperate effectively within the enterprise environment may divert the attention of our engineering personnel from our development efforts and cause significant customer relations problems. In addition, if our customers are unable to implement our solutions successfully, they may not renew or expand their deployments of our solutions, customer perceptions of our solutions may be impaired and our reputation and brand may suffer.

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

Our customers license our solutions on either a per-device or per-user basis. Because we sell the vast majority of our solutions through channel partners, and in some cases multiple tiers of channel partners, the logistics of collecting payments for excess usage can sometimes be time-consuming. We may also encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. If we are unable to collect from our customers for their excess usage or otherwise or if we have to write down our accounts receivable, our revenues and operating results would suffer.

If the market for our solutions shrinks or does not continue to develop as we expect, our growth prospects may be harmed

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

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Current or future economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. General worldwide economic conditions have experienced a significant downturn and continue to remain unstable. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, or to deprioritize the portion of their IT budget focused on mobility. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We currently continue to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting for the year ending December 31, 2015. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction.  On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware, the UK and Germany, as well as inter partes review proceedings. In each of these proceedings, Good Technology sought to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. We counterclaimed against Good Technology in the Delaware case on two of our next generation patents and sought relief similar to what Good Technology was seeking in that case. The Delaware case was transferred to the Northern District of California on March 27, 2015. On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating the asserted claims of one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid and that we did not infringe any of the three patents. The jury also found that while Good Technology did not infringe our asserted patent, our patent was not invalid. As a result, neither we nor Good Technology was awarded damages in the case.

On November 2, 2015, Blackberry announced that it had acquired Good Technology. On December 1, 2015, we and Good Technology announced a settlement of the global litigation between us, which included a narrow, non-material license agreement between us and Good Technology and a mutual dismissal of claims.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2015, 2014 and 2013 50%, 45%, and 44% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2015, approximately 36% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	heightened concerns and legal requirements relating to data and privacy, as evidenced by the European Court of Justice’s invalidation of the EU Safe Harbor framework in October 2015;

—	burdens of complying with a wide variety of foreign laws;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	difficulties and costs of attracting and retaining employees and managing foreign operations

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

The price of our common stock has been and may continue to be weak, and you could lose all or part of your investment.

The trading price of our common stock has declined since our Initial Public Offering, and the shares are thinly traded. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance.

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.83 to as high as $12.05 through December 31, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

—	failure to meet quarterly guidance with regard to revenue, cash flow breakeven or other key metrics;

—	price and volume fluctuations in the overall stock market from time to time;

—	volatility in the market prices and trading volumes of high technology stocks;

—	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

—	sales of shares of our common stock by us or our stockholders;

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type has been instituted against us, and could result in substantial costs and a diversion of our management’s attention and resources.

For example, on May 1, 2015, a class action lawsuit was filed in federal court against the Company and certain of its officers on behalf of a putative class of all persons who acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act.  Additionally, in August 2015, three class action lawsuits were filed in state court against the Company, certain of its officers, directors, underwriters and investors on behalf of putative classes of all persons who purchased the Company’s securities traceable to the Company’s IPO. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act. The Company intends to defend these lawsuits vigorously.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 54% of the outstanding shares of our common stock as of December 31, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations may further increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

Being a public company has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These and other factors, including the decline in our stock price and the other risks described in this “Risk Factors” section, could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee and compensation committee.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of December 31, 2015, we have 81,326,237 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

For example, in the fourth quarter of 2014 we began issuing restricted stock units, or RSUs, to employees, the majority of which vest quarterly over four years. In the first quarter of 2015 we established the 2015 Executive Bonus Plan and the 2015 Non-Executive Bonus Plan, or “Bonus Plans,” to be settled in our common stock. On February 22, 2016 our Compensation Committee approved issuance of 1,655,537 shares of common stock under 2015 Non-Executive Bonus Plan. No shares will be issued under the 2015 Executive Bonus Plan. These and any other issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Our executive officers are entitled to accelerated vesting of their stock options pursuant to the terms of their employment arrangements under certain conditions following a change of control of the Company. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Mountain View, California and include five buildings totaling approximately 123,000 square feet under leases expiring from March 2016 to April 2023. We have additional office locations throughout the United States and in various international locations, including offices in the United Kingdom, Germany, Netherlands, Japan and India.

We intend to add new facilities and expand our existing facilities as we add employees and grow our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

The information set forth under “Litigation” in Note 13 contained in the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Reverse Stock Split

On May 27, 2014, we amended and restated our amended and restated certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-for-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-for-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect this reverse stock split.

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

Price Range for our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

	High		Low
Fiscal 2015 Quarters:
Fourth Fiscal Quarter		$4.66		$2.97
Third Fiscal Quarter		$6.03		$2.81
Second Fiscal Quarter		$9.68		$5.69
First Fiscal Quarter		$10.15		$8.17
Fiscal 2014 Quarter:
Fourth Fiscal Quarter		$11.31		$8.33
Third Fiscal Quarter		$12.96		$7.64
Second Fiscal Quarter (from June 12, 2014)		$11.74		$8.89
First Fiscal Quarter	$	N/A	$	N/A

Holders of Record and Dividends

As of February 19, 2016,  there were 71 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative total return attained by stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index (^IXIC) and NASDAQ Computer Index (^IXCO). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 12, 2014 to December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

MobileIron, Inc. Comparison of Total Return Performance

$140
$120
$100
$80
$60
$40
$20
06/12/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
MobileIron, Inc.
Nasdaq Computer Index
Nasdaq Composite Index

	Base Period
Company/Index	6/12/2014	6/30/2014	9/30/2014	12/31/2014	3/30/2015	6/30/2015	9/30/2015	12/31/2015
MobileIron, Inc.	$100.00	$95.20	$111.40	$99.60	$92.60	$59.10	$31.00	$36.10
Nasdaq Computer Index	100.00	102.93	108.07	111.55	112.96	113.19	107.50	118.49
Nasdaq Composite Index	100.00	102.58	104.56	109.55	113.37	115.36	106.87	115.83

Unregistered Sales of Equity Securities

In the year ended December 31, 2015, we repurchased an aggregate of 32,667 shares of our common stock from our employees or departing employees in the aggregate amount of $27,676. These securities were repurchased as follows:

	Total number of	Average price paid
Period	shares repurchased	per share
January 1, 2015 through January 31, 2015	5,357	$1.75
February 1, 2015 through February 28, 2015	3,200	1.55
March 1, 2015 through March 31, 2015	268	0.55
April 1, 2015 through April 30, 2015	14,565	0.74
May 1, 2015 through May 31, 2015	—	—
June 1, 2015 through June 30, 2015	—	—
July 1, 2015 through July 31, 2015	1,340	1.75
August 1, 2015 through August 31, 2015	7,937	0.00
September 1, 2015through September 30, 2015	—	—
October 1, 2015 through October 31, 2015	—	—
November 1, 2015 through November 30, 2015	—	—
December 1, 2015 through December 31, 2015	—	—
Total shares repurchased	32,667	$0.85

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

The statement of operations data for 2015, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The balance sheet data as of December 31, 2013 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(in thousands, except share and per share data)	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenue
Perpetual license	$53,512	$66,816	$69,810	$26,251
Subscription	48,080	30,227	15,085	5,617
Software support and services	47,706	35,252	20,679	9,022
Total revenue	149,298	132,295	105,574	40,890
Cost of revenue
Perpetual license	2,881	4,448	3,327	1,930
Subscription	7,181	5,719	3,684	2,998
Software support and services	18,115	13,868	9,489	6,742
Total cost of revenue(1)	28,177	24,035	16,500	11,670
Gross profit	121,121	108,260	89,074	29,220
Operating expenses
Research and development(1)	61,871	46,278	36,400	23,773
Sales and marketing(1)	105,520	99,870	68,309	45,979
General and administrative(1)	36,037	22,400	12,081	7,223
Restructuring charge	1,049	—	—	—
Amortization of intangible assets	—	782	208	52
Impairment of in-process research and development	—	—	3,925	—
Total operating expenses	204,477	169,330	120,923	77,027
Operating loss	(83,356)	(61,070)	(31,849)	(47,807)
Other expense - net	274	302	396	137
Loss before income taxes	(83,630)	(61,372)	(32,245)	(47,944)
Income tax expense	852	517	252	(1,433)
Net loss	$(84,482)	$(61,889)	$(32,497)	$(46,511)
Net loss per share, basic and diluted	$(1.07)	$(1.30)	$(3.27)	$(6.04)
Weighted-average shares used to compute net loss per share, basic and diluted	78,755	47,517	9,953	7,696

(1) Amounts include stock-based compensation expense as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013	2012
Stock-Based Compensation Expense:
Cost of revenue	$2,774	$1,353	$327	$173
Research and development	10,607	5,980	5,238	2,565
Sales and marketing	9,508	5,930	1,893	1,063
General and administrative	5,902	3,363	931	483
Total stock-based compensation expense	$28,791	$16,626	$8,389	$4,284

	As of December 31,
(in thousands)	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,234	$104,287	$73,573	$38,692
Short-term and long-term investments	$51,670	$36,089	$—	$—
Working capital	$66,568	$90,448	$49,054	$13,132
Total assets	$161,114	$191,842	$111,259	$71,454
Total deferred revenue	$69,875	$54,174	$40,751	$45,500
Short-term borrowings	$—	$—	$4,300	$—
Convertible preferred stock	$—	$—	$160,259	$102,552
Accumulated deficit	$(275,205)	$(190,723)	$(128,834)	$(96,337)
Total stockholders' equity (deficit)	$68,139	$115,094	$(109,825)	$(87,421)

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

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 10,500 customers since 2009. No single end customer accounted for more than 5% of our total revenue in 2015, one reseller accounted for 16% of our revenue in 2015.

We derive revenue from sales of our software solutions to customers, which are sold either (i) on a perpetual license basis with annual software support when deployed on premise or (ii) on a subscription basis as a cloud service or when deployed on premise.

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer 12 months or longer terms and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on usage reports one month in arrears. Unlike one-year term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. We have experienced growth of MRC revenue each quarter since the first quarter of 2012.

Our total revenue was $149.3 million, $132.3 million and $105.6 million in 2015, 2014 and 2013, respectively, representing a growth rate of 13% from 2014 to 2015 and 25% from 2013 to 2014. Growth slowed relative to the prior year, primarily due to a continuing shift in favor of subscription revenue, including MRC revenue, and a slowdown in perpetual license orders.

Because we had not established vendor specific objective evidence, or VSOE, of fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing vendor specific objective evidence, or VSOE, on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. As a result, our total revenue includes amounts related to licenses delivered in previous years. In 2015, 2014 and 2013, $1.8 million, $5.2 million and $21.1 million, respectively, was recognized as revenue from perpetual licenses that were delivered prior to 2013. Excluding revenue from perpetual licenses delivered prior to 2013, our total revenue was $147.5 million, $127.1 million and $84.5 million in 2015, 2014 and 2013 respectively, representing growth of 16% from 2014 to 2015 and 50% from 2013 to 2014.

Revenue from subscription and perpetual licenses represented approximately 32% and 36%, respectively, of total revenue in 2015. The balance, constituting 32% of total revenue in 2015, was software support and services revenue, including revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. When we sell our solutions on a term subscription basis, we generally offer a one-year term and bill customers in advance.  We recognized 23% of our total revenue from subscriptions, 50% from perpetual licenses and 27% from software support and services in 2014 and 14% of our total revenue from subscriptions, 66% from perpetual licenses and 20% from software support and services in 2013. This represents a continuing mix shift in favor of subscription, and in particular MRC revenue, and software support and services revenue. Like the portion of subscription revenue that is generally billed annually in advance, our MRC revenue has continued to grow as a percentage of total revenue, comprising approximately 14%, 9% and 6% in 2015, 2014 and 2013, respectively.

Our perpetual license revenue was $53.5 million, $66.8 million and $69.8 million in 2015, 2014 and 2013, respectively, representing a decrease of 20% from 2014 to 2015 and 4% from 2013 to 2014. The 2015 decline in perpetual license revenue was primarily due to a continuing mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses, and a slowdown in expansion orders. The decline in perpetual license revenue was also attributable to decreases of $3.4 million from 2014 to 2015 in revenue recognized from licenses that were delivered prior to 2013, for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Our subscription revenue was $48.1 million, $30.2 million and $15.1 million in 2015, 2014 and 2013 respectively, representing growth of 59% from 2014 to 2015 and 100% from 2013 to 2014. While we expect subscription revenue to generally increase as new and existing customers continue to purchase subscription software licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC deals.

Our software support and services revenue was $47.7 million, $35.3 million and $20.7 million in 2015, 2014 and 2013 respectively, representing growth of 35% from 2014 to 2015 and 70% from 2013 to 2014.  Because the perpetual license revenue growth rate slowed, the software support and services revenue growth rate slowed as well.

Our gross billings were $165.0 million, $145.7 million and $100.8 million in 2015, 2014 and 2013, respectively, representing growth rates of 13% from 2014 to 2015 and 45% from 2013 to 2014. The slowing of gross billings growth in 2015 was due to the same reasons as noted above for revenue.

We sell a significant portion of our products through our channel partners, including resellers, service providers and system integrators. Our sales force develops sales opportunities and works closely with our channel partners to sell our solutions. We have a high touch sales force focused on the large organizations, inside sales teams focused on mid-sized enterprises and sales teams that work with service providers that focus on smaller businesses. We prioritize our internal sales and marketing efforts on large organizations because we believe that they represent the largest potential opportunity.

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In 2015, 2014 and 2013, 50%, 45% and 44% of our total revenue, respectively, was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, the importance of recruiting and retaining sufficient international personnel and the effect of exchange rates.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We incurred net losses of $84.5 million, $61.9 million and $32.5 million in 2015, 2014 and 2013, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including a continued mix shift towards MRC and other subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given the rate of technology change, our operational complexity, and the expenses associated with being a public company.

In 2015, we incurred $10.5 million in litigation expense, almost all of which related to our patent litigation with Good Technology, which we settled in November 2015.  The settlement included a mutual dismissal of all claims and an immaterial license agreement.

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

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP revenue, recurring revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, impairment of in-process research and development, restructuring charges and perpetual license revenue recognized from licenses delivered prior to 2013.

Perpetual license revenue recognized from licenses delivered prior to 2013

In our non-GAAP financial measures, we have excluded the effect of perpetual license revenue recognized from licenses delivered prior to 2013 from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share. Because we had not established vendor specific objective evidence, or VSOE, of the fair value of software support and services prior to January 1, 2013, we recognized perpetual license revenue ratably over the term of the related software support agreement. Upon establishing VSOE on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria are met. As a result, our perpetual license GAAP revenue includes amounts related to licenses delivered prior to 2013. Revenue amortizing from these perpetual licenses delivered prior to 2013 has declined over each quarter since the quarter ended March 31, 2013 and will continue to decline sequentially until it is fully amortized. As of December 31, 2015, the amount of unrecognized deferred revenue associated with perpetual licenses delivered prior to January 1, 2013 was approximately $300,000, the significant majority of which is expected to be recognized in 2016.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

Restructuring charges

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

Non-GAAP revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of perpetual license revenue recognized from licenses delivered prior to 2013, stock-based compensation expense, restructuring charges and amortization of intangible assets from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because 1) revenue recognized from licenses delivered prior to 2013 has and will continue to significantly decline over time until it is fully amortized and 2) stock-based compensation, amortization of intangible assets and restructuring charges have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

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

We monitor the following non-GAAP financial measures:

	For the year ended December 31,
(in thousands, except percentages and per share data)	2015	2014	2013
Non-GAAP total revenue	$147,456	$127,081	$84,525
Year-over-year percentage increase	16%	50%	107%
Gross billings	$164,999	$145,718	$100,825
Year-over-year percentage increase	13%	45%	48%
Recurring billings	$107,485	$78,601	$45,395
Percentage of gross billings	65%	54%	45%
Year-over-year percentage increase	37%	73%	99%
Recurring revenue	90,563	60,777	33,505
Percentage of Non-GAAP total revenue	61%	48%	40%
Year-over-year percentage increase	49%	81%	n/a
Non-GAAP gross profit	$122,923	$105,047	$68,628
Non-GAAP gross margin	83.4%	82.7%	81.2%
Non-GAAP operating loss	$(54,488)	$(48,228)	$(40,099)
Non-GAAP operating margin	(37.0)%	(38.0)%	(47.4)%
Non-GAAP net loss	$(55,614)	$(49,047)	$(40,747)
Non-GAAP net loss per share	$(0.70)	$(1.03)	$(4.09)
Free cash flow	$(52,265)	$(39,688)	$(27,794)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	For the year ended December 31,
	2015		2014	2013
(in thousands, except percentages and per share data)
Non-GAAP total revenue reconciliation:
GAAP total revenue	$149,298		$132,295	$105,574
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,842)		(5,214)	(21,049)
Non-GAAP total revenue:	$147,456		$127,081	$84,525
Gross billings reconciliation:		.
Total revenue	$149,298		$132,295	$105,574
Total deferred revenue, end of period(1)	69,875		54,174	40,751
Less: Total deferred revenue, beginning of period	(54,174)		(40,751)	(45,500)
Change in total deferred revenue	15,701		13,423	(4,749)
Gross billings	$164,999		$145,718	$100,825

	For the year ended December 31,
	2015	2014	2013
(in thousands, except percentages and per share data)
Recurring billings reconciliation:
Total revenue	$149,298	$132,295	$105,574
Less: Perpetual license revenue	(53,512)	(66,816)	(69,810)
Less: Professional services revenue	(3,165)	(2,404)	(1,483)
Subscription and software support deferred revenue, end of period(1)	67,267	49,194	30,468
Less: Subscription and software support deferred revenue, beginning of period	(49,194)	(30,468)	(14,712)
Change in total subscription and software support deferred revenue	18,073	18,726	15,756
Less: Adjustments(2)	(3,209)	(3,200)	(4,642)
Recurring billings	$107,485	$78,601	$45,395
Recurring revenue reconciliation:
Total revenue	149,298	132,295	105,574
Less: Perpetual license revenue	(53,512)	(66,816)	(69,810)
Less: Professional services revenue	(3,165)	(2,404)	(1,483)
Less: Perpetual license recorded over the term of subscription or software support (4)	(2,058)	(2,298)	(776)
Recurring revenue:	$90,563	$60,777	33,505
Non-GAAP gross profit reconciliation:
Gross profit	$121,121	$108,260	$89,074
Add: Stock-based compensation expense	2,774	1,353	327
Add: Amortization of intangible assets	870	648	276
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,842)	(5,214)	(21,049)
Non-GAAP gross profit	$122,923	$105,047	$68,628
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.1%	81.8%	84.4%
GAAP to non-GAAP gross margin adjustments	2.3%	0.9%	(3.2)%
Non-GAAP gross margin	83.4%	82.7%	81.2%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(83,356)	$(61,070)	$(31,849)
Add: Stock-based compensation expense	28,791	16,626	8,389
Add: Amortization of intangible assets and impairment of IPR&D(3)	870	1,430	4,410
Add: Restructuring charges	1,049	—	—
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,842)	(5,214)	(21,049)
Non-GAAP operating loss	$(54,488)	$(48,228)	$(40,099)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(55.8)%	(46.2)%	(30.2)%
GAAP to non-GAAP operating margin adjustments	18.8%	8.2%	(17.2)%
Non-GAAP operating margin	(37.0)%	(38.0)%	(47.4)%

	For the year ended December 31,
	2015	2014	2013
(in thousands, except percentages and per share data)
Non-GAAP net loss reconciliation:
GAAP net loss	$(84,482)	$(61,889)	$(32,497)
Add: Stock-based compensation expense	28,791	16,626	8,389
Add: Amortization of intangible assets and impairment of IPR&D(3)	870	1,430	4,410
Add: Restructuring charges	1,049	—	—
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(1,842)	(5,214)	(21,049)
Non-GAAP net loss	$(55,614)	$(49,047)	$(40,747)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(1.07)	$(1.30)	$(3.27)
Add: Stock-based compensation expense	0.37	0.35	0.85
Add: Amortization of intangible assets and impairment of IPR&D(3)	0.01	0.03	0.44
Add: Restructuring charges	0.01	—	—
Subtract: Perpetual license revenue recognized from licenses delivered prior to 2013	(0.02)	(0.11)	(2.11)
Non-GAAP net loss per share	$(0.70)	$(1.03)	$(4.09)
Free cash flow:
Net cash used in operating activities	$(48,535)	$(36,569)	$(25,550)
Purchase of property and equipment	(3,730)	(3,119)	(2,244)
Free cash flow	$(52,265)	$(39,688)	$(27,794)

(1)

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period. As of December 31, 2015 and 2014, $300,000 and $2.1 million, respectively, of our total deferred revenue consisted of license revenue deferred from perpetual licenses sold prior to January 1, 2013 because we had not established VSOE until that date.

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

(4)	Perpetual amounts recorded as subscription or software revenue in multiple elements arrangements, where undelivered elements do not have VSOE.

Factors Affecting our Performance

Market Adoption of Mobile IT Platforms

We are affected by the pace at which enterprises adopt mobility into their business processes and purchase and expand a mobile IT platform. Because our prospective customers often do not have a separate budget for mobile IT products, we invest in marketing efforts to increase market awareness, educate prospective customers and drive adoption of our platform. The degree to which prospective customers recognize the mission-critical need for mobile IT solutions and deploy mobile apps to enhance employee productivity will determine the customer demand for our solutions.

Investment in our Mobile IT Platform Ecosystem

We have invested, and intend to continue to invest, in expanding the breadth and depth of our mobile IT ecosystem. We expect to invest in research and development to enhance the application and technology integration capabilities of our platform. We are also enhancing our solution to allow native apps written to operating systems specifications to be seamlessly integrated. The degree to which we expand our base of ecosystem partners will increase the value of our platform for our customers, which could lead to an increased number of new customers as well as renewals and follow-on sales opportunities.

Ability to Improve and Grow Our Worldwide Sales Channels

We have invested, and intend to continue to invest, in improving our sales operations to drive additional revenue and support the growth of our customer base. We work with our channel partners to identify and acquire new customers as well as pursue follow-on sales opportunities.  We need to further leverage our channel by training existing and new partners to independently sell and support our products. Newly-hired sales personnel typically require several months to become productive and turnover of productive sales personnel can inhibit our billings and revenue growth. All of these factors will influence timing and overall levels of sales productivity, impacting the rate at which we will be able to acquire customers to drive revenue growth.

Expansion and Upsell within Existing Customer Base

After the initial sale to a new customer, we focus on expanding our relationship with such customer to sell additional licenses and subscriptions. To increase our revenue, it is important that our customers expand device license count and purchase additional products. Additional sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. Accordingly, our revenue growth will depend in part on the degree to which our expansion and upsell sales strategy is successful.

Mix of Subscription and Perpetual Revenue

We offer our solutions on both a subscription and perpetual pricing model. We are seeing broader market acceptance of our subscription licensing model from new customers. We expect the proportion of subscription revenue to our total revenue to increase over time and there may be significant increases or decreases on a quarterly basis. In addition, in arrangements where perpetual and on premise term licenses are sold together, revenue is recognized ratably over the contractual term.  Depending on our product development plans, situations in which perpetual licenses must be recognized as revenue ratably may increase in the future.  Because subscription revenue is recognized ratably over the duration of the related contracts, increases in total revenue will lag any increase in subscription or combined arrangements.

Ability to Scale Operations

We plan to continue to invest for future growth, in part by making selective investments in research and development and, to a lesser degree, in sales and marketing. We will continue to incur significant accounting, legal and other expenses in order to comply with rules and regulations associated with being a public company.  At the same time, we will need to increase our operating efficiency, which may be challenging given our rate of technology change, operational complexity, and expenses associated with being a public company.

Components of Operating Results

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on premise perpetual licenses. Upon establishing VSOE of fair value for software support and services on January 1, 2013, we began to recognize perpetual license revenue upon delivery assuming all other revenue recognition criteria have been met. Prior to that date, we recognized perpetual license revenue ratably over the contractual term of the related software support agreement. Prior to January 1,

2013, we did not have VSOE of fair value for our software-related undelivered elements due to limited history of stand-alone sales transactions and inconsistency in pricing. We established VSOE of fair value when we had a substantial majority of stand-alone sales transactions of software support and services arrangements pricing within a narrow pricing band. In our VSOE analysis, we generally include stand-alone sales transactions entered into during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue in 2015, 2014 and 2013.

Subscription revenue

Subscription revenue is generated primarily from subscriptions to our on-premise term licenses, arrangements where perpetual and term license subscriptions are bundled together, and subscriptions to our cloud service. These revenues are recognized ratably over the subscription period or term. While most of our subscriptions have at least a one-year commitment, we also recognize in this category MRC, which is revenue from month-to-month subscription arrangements that are typically sold through service providers and billed on a monthly basis, one month in arrears. Except for MRC, we typically bill subscriptions annually in advance.

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

Subscription

Our cost of subscription revenue primarily consists of costs associated with our data center operations for our cloud service, our global Technical Support organization and third-party software royalties. Cloud service data center costs primarily consist of third-party hosting facilities, telecommunication and information technology costs. Global Customer Success organization and data center operations costs primarily consist of salaries, benefits, bonuses, stock-based compensation, depreciation, recruiting, facilities and cloud services data center costs.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and, stock-settled bonus plans, if any.

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

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel costs, including sales commissions. We expense commissions up-front at the time of the sale. Sales and marketing expense also includes third-party events, lead generation campaigns, promotional and other marketing activities, as well as travel, equipment and software depreciation, consulting, information technology and facilities. While our sales and marketing expense, exclusive of stock-based compensation expense, as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue.

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

Restructuring Charges

The restructuring charge consisted of the costs related to our restructuring plan to reduce our cost structure through a workforce reduction.

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

Income Tax Expense

Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, research and development tax credits, capitalized research and development and other book versus tax differences.

Consolidated of Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2015	2014	2013
(in thousands, except share and per share data)
Revenue
Perpetual license	$53,512	$66,816	$69,810
Subscription	48,080	30,227	15,085
Software support and services	47,706	35,252	20,679
Total revenue(1)	149,298	132,295	105,574
Cost of revenue
Perpetual license	2,881	4,448	3,327
Subscription	7,181	5,719	3,684
Software support and services	18,115	13,868	9,489
Total cost of revenue(1)	28,177	24,035	16,500
Gross profit	121,121	108,260	89,074
Operating expenses:
Research and development(1)	61,871	46,278	36,400
Sales and marketing (1)	105,520	99,870	68,309
General and administrative(1)	36,037	22,400	12,081
Restructuring charge	1,049	—	—
Amortization of intangible assets	—	782	208
Impairment of in-process research and development	—	—	3,925
Total operating expenses	204,477	169,330	120,923
Operating loss	(83,356)	(61,070)	(31,849)
Other expense - net	274	302	396
Loss before income taxes	(83,630)	(61,372)	(32,245)
Income tax expense	852	517	252
Net loss	$(84,482)	$(61,889)	$(32,497)
Net loss per share, basic and diluted	$(1.07)	$(1.30)	$(3.27)
Weighted-average shares used to compute net loss per share, basic and diluted	78,755	47,517	9,953

(1) Includes Stock-based compensation as follows:

	Year ended December 31,
	2015	2014	2013
(In thousands)
Contra-revenue	$—	$123	$78
Cost of revenue	2,774	1,353	327
Research and development	10,607	5,980	5,238
Sales and marketing	9,508	5,930	1,893
General and administrative	5,902	3,363	931
Total	$28,791	$16,749	$8,467

	Year ended December 31,
(As a percentage of total revenue)	2015	2014	2013
Revenue
Perpetual license	36%	50%	66%
Subscription	32	23	14
Software support and services	32	27	20
Total revenue	100	100	100
Cost of revenue
Perpetual license	2	3	3
Subscription	5	4	4
Software support and services	12	11	9
Total cost of revenue	19	18	16
Gross profit	81	82	84
Operating expenses:
Research and development	41	35	35
Sales and marketing	71	75	65
General and administrative	24	17	11
Restructuring charge	1	—	—
Amortization of intangible assets	—	1	—
Impairment of in-process research and development	—	—	4
Total operating expenses	137	128	115
Operating loss	(56)	(46)	(31)
Other expense - net	—	—	—
Loss before income taxes	(56)	(46)	(31)
Income tax expense	1	—	—
Net loss	(57)%	(46)%	(31)%

Years Ended December 31, 2015, 2014 and 2013

Revenue

				Change
(in thousands,	Year Ended December 31,			2015 vs 2014		2014 vs 2013
except percentages)	2015	2014	2013	Amount	%	Amount	%
Perpetual	$53,512	$66,816	$69,810	$(13,304)	(20)%	$(2,994)	(4)%
Subscription	48,080	30,227	15,085	17,853	59%	15,142	100%
Software support and services	47,706	35,252	20,679	12,454	35%	14,573	70%
Total revenue	$149,298	$132,295	$105,574	$17,003	13%	$26,721	25%

Percentage of total revenue
Perpetual	36%	50%	66%
Subscription	32	23	14
Software support and services	32	27	20
	100%	100%	100%

	For the year ended December 31,						Change
	2015		2014		2013		2015 vs 2014		2014 vs 2013
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Revenue
United States	$74,235	50%	$72,124	55%	$58,656	56%	$2,111	3%	$13,468	23%
International	75,063	50%	60,171	45%	46,918	44%	14,892	25%	13,253	28%
Total revenue	$149,298	100%	$132,295	100%	$105,574	100%	$17,003	13%	$26,721	25%

Comparison of 2015 and 2014

Perpetual license revenue decreased $13.3 million in 2015 compared to 2014, primarily due to a shift in favor of software licenses priced as subscriptions, including MRC, a slowdown in perpetual license orders and a  $3.4 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Subscription revenue increased $17.9 million, or 59%, in 2015 compared to 2014, due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on premise software products. The increase in subscription revenue also included an increase in MRC revenue from $12.6 million in 2014 to $21.1 million in 2015.

Software support and services revenue increased $12.5 million, or 35%, in 2015 compared to 2014, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 25% in 2015 compared to 2014 due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from U.S. sales increased 3% in 2015 compared to 2014 due to an increase in the adoption of our products and an increased cumulative installed base of customers, partially offset by the shift in the mix from perpetual to subscription, including MRC, a slowdown in perpetual license orders, and less revenue being recognized from licenses delivered prior to 2013.

Revenue from AT&T, as a reseller, was 16% of total revenue in 2015 compared with 20% in 2014. No other customer accounted for 5% or more of total revenue in 2015 and 2014.

Comparison of 2014 and 2013

Perpetual license revenue decreased $3.0 million in 2014 compared to 2013, due to a $12.8 million increase associated with adoption of our solutions by both new and existing customers, offset by a $15.8 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

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

Cost of Revenue and Gross Margin

	For the year ended December 31,						Change
	2015		2014		2013		2015 vs 2014		2014 vs 2013
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Cost of revenue:
Perpetual license	$2,881	2%	$4,448	3%	$3,327	3%	$(1,567)	(35)%	$1,121	34%
Subscription	7,181	5%	5,719	4%	3,684	4%	1,462	26%	2,035	55%
Software support and services	18,115	12%	13,868	11%	9,489	9%	4,247	31%	4,379	46%
Total cost of revenue	$28,177	19%	$24,035	18%	$16,500	16%	$4,142	17%	$7,535	46%
Gross profit	$121,121		$108,260		$89,074		$12,861	12%	$19,186	22%
Gross margin		81%		82%		84%

Comparison of 2015 and 2014

Total cost of revenue increased $4.1 million, or 17%, in 2015 compared to 2014. Perpetual license cost of revenue decreased $1.6 million, or 35%, primarily due to a decrease in sales of our hardware appliances and a decrease in royalties. Subscription cost of revenue increased $1.5 million, or 26%, due to an increase in Global Customer Success organization expense and other third-party costs. Software support and services cost of revenue increased $4.2 million, or 31%, due to an increase in our global Customer Success organization expense, which included $3.7 million of increases in salaries, associated payroll taxes, and fringe benefit costs as well as an approximately $1.4 million increase in stock-based compensation expense. The decrease in gross margin in 2015 compared to 2014 was primarily due to the unfavorable impact of the decrease in revenue that was recognized from perpetual licenses that were delivered prior to 2013 and due to increase in stock-based compensation by $1.3 million. Excluding the impact of the reduction in VSOE-related revenue, gross margin was 81% in 2015 and 2014.

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

Operating Expenses

	For the year ended December 31,						Change
	2015		2014		2013		2015 vs 2014		2014 vs 2013
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Operating expenses:
Research and development	$61,871	41%	$46,278	35%	$36,400	35%	$15,593	34%	$9,878	27%
Sales and marketing	105,520	71%	99,870	75%	68,309	65%	5,650	6%	31,561	46%
General and administrative	36,037	24%	22,400	17%	12,081	11%	13,637	61%	10,319	85%
Restructuring charge	1,049	1%	—	—%	—	—%	1,049	NM %	—	85%
Amortization of intangible assets	—	—%	782	1%	208	—%	(782)	(100)%	574	276%
Impairment of in-process research and development	—	—%	—	—%	3,925	4	—	NM %	(3,925)	(100)%
Total operating expenses	$204,477	137%	$169,330	115%	$120,923	115%	$35,147	21%	$48,407	40%

Comparison of 2015 and 2014

Research and development expense increased $15.6 million, or 34%, in 2015 compared to 2014, primarily due to an increase in personnel costs of $10.7 million as we increased our development headcount to support continued investment in our product and service offerings. This expense also includes an increase in stock-based compensation expense of $4.6 million. The stock-based compensation expense increase was driven primarily by stock-settled bonus expense, associated with a new bonus program in 2015, restricted stock unit grants and our ESPP, which was introduced in mid-2014 after our IPO, but was partially offset by a reduction in expense associated with restricted stock held by employees who terminated in 2014. Facilities and other infrastructure expenses increased by $3.4 million to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas. In order to accommodate headcount growth we entered into several new office leases in 2015. Professional fees increased by $1.2 million, as we supplemented our development resources.

Sales and marketing expense increased $5.7 million, or 6%, in 2015 compared to 2014, primarily due to an increase in personnel costs of $3.6 million. While average sales and marketing headcount was higher in 2015 than 2014, we reduced our sales and marketing personnel in the second half of 2015 to better align our cost structure with our slower billings growth. Personnel costs include an increase of $4.0 million in salaries and an increase of $3.6 million for stock-based compensation expense, offset by a $4 million decrease in commissions and other payroll-related expenses. The stock-based compensation expense increase was driven primarily by restricted stock unit grants and the ESPP. Professional fees increased by $895,000 due to recruiting fees and contractors supporting our sales team in non-U.S. locations. Travel-related expense increased $494,000 as a result of increased travel requirements of our larger sales team. Our third-party marketing-related expense increased $451,000 as we invested in events, demand generation, public relations, marketing infrastructure, and various other programs to expand our customer base and maintain and grow relationships with our existing customers.

General and administrative expense increased $13.6 million, or 61%, in 2015 compared to 2014, primarily due to increases in personnel costs of $5.2 million and litigation and other professional fees expense of $7.7 million.  Personnel costs include an increase in stock-based compensation expense of $2.5 million. The stock-based compensation expense increase was driven primarily by stock-settled bonus expense, restricted stock unit grants and the ESPP. Litigation and other professional fees increased $7.7 million primarily as a result of our patent litigation trial in California in July 2015 and extensive pre-trial work in other jurisdictions. We settled the global patent litigation with Good Technology in November 2015. The settlement included a mutual dismissal of all claims and an immaterial license agreement. Facilities and infrastructure expense for our general and administrative personnel increased by $681,000.

We recorded a $1.0 million restructuring charge in 2015 as part of a workforce reduction. The workforce reduction was designed to reduce our cost structure and align our spending with our billings growth rate.

We recorded no amortization of intangible assets in operating expenses in 2015 compared to $782,000 in 2014 as our noncompete covenants intangible asset became fully amortized in 2014.

In 2013, we abandoned an in-process research and development, or IPR&D,  project and recorded a $3.9 million impairment loss. We had no similar charges in 2015.

Comparison of 2014 and 2013

Research and development expense increased $9.9 million, or 27%, in 2014 compared to 2013, primarily due to an increase in personnel costs of $7.4 million as we increased our development headcount to support continued investment in our product and service offerings. This expense also included an increase in stock-based compensation expense of $742,000. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the Company’s 2014 Employee Stock Purchase Plan, or ESPP, but partially offset by a reduction in expense associated with restricted stock held by employees who terminated during the year. Facilities and other office expenses increased by $1.9 million to support the increased headcount in research and development and the build-out of the additional development and testing infrastructure. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas.

Sales and marketing expense increased $31.6 million, or 46%, in 2014 compared to 2013, primarily due to an increase in personnel costs of $23.7 million related to increased sales headcount to drive growth. This expense also included $5.5 million and $4.0 million of increased commission expense and stock-based compensation expense, respectively. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Travel and conference expense increased $3.8 million as a result of increased travel requirements of our larger sales team and our expansion into foreign markets. Our third-party marketing-related expense increased $1.8 million as we invested in events, demand generation, public relations, marketing infrastructure, and various other programs to expand our customer base and maintain and grow relationships with our existing customers. Our facilities and infrastructure expense for our sales and marketing personnel increased by $1.5 million.

General and administrative expense increased $10.3 million, or 85%, in 2014 compared to 2013, primarily due to increases in personnel costs of $6.2 million. This expense also included an increase in stock-based compensation expense of $2.4 million. We increased general and administrative headcount in 2014 to support business growth and the requirements of being a publicly traded company. The stock-based compensation expense increase was driven primarily by stock option grants, some of which are expensed under the graded vesting method, and the introduction of the ESPP. Professional services costs, including legal fees, accounting, consulting and insurance, increased $2.7 million, primarily due to expenses associated with being a publicly traded company. Facilities and infrastructure expense for our general and administrative personnel increased by $1.5 million.

Amortization of intangible assets recorded in operating expense was $782,000 in 2014 and $208,000 in 2013. The increase was due to the acceleration of amortization of the noncompete covenants intangible asset in conjunction with the termination of employees subject to noncompete agreements.

In 2013, we abandoned an IPR&D project and recorded a $3.9 million impairment loss.

Other Expense—Net

	For the year ended December 31,			Change
(in thousands,				2015 vs 2014		2014 vs 2013
except percentages)	2015	2014	2013	Amount	%	Amount	%
Other expense—net	$274	$302	$396	$(28)	(9)%	$(94)	(24)%

Other expense—net was primarily comprised of foreign currency transaction losses and losses from the translation of foreign-denominated balances to the U.S. dollar.

Income Tax Expense

	For the year ended December 31,			Change
(in thousands,				2015 vs 2014		2014 vs 2013
except percentages)	2015	2014	2013	Amount	%	Amount	%
Income tax expense	$852	$517	$252	$335	65%	$265	105%

Income tax expense was $852,000, $517,000 and $252,000 during 2015, 2014 and 2013, respectively. The increase in income tax expense from 2014 to 2015 was primarily due to an increase in foreign income taxes on profits realized by our foreign branches and subsidiaries as we expanded internationally and, to a lesser extent, to withholding taxes on sales in certain jurisdictions.

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

	Three Months Ended
(in thousands, except share and per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue
Perpetual license	$15,462	$13,644	$12,347	$12,059	$18,658	$17,550	$15,933	$14,675
Subscription	14,413	12,253	11,217	10,197	9,126	8,031	7,104	5,966
Software support and services	13,171	12,104	11,193	11,238	9,914	9,336	8,430	7,572
Total revenue(1)	43,046	38,001	34,757	33,494	37,698	34,917	31,467	28,213
Cost of revenue
Perpetual license	910	745	627	599	1,056	1,268	1,013	1,111
Subscription	1,815	1,939	1,688	1,739	1,574	1,439	1,466	1,240
Software support and services	4,815	4,889	4,254	4,157	3,811	3,742	3,429	2,886
Total cost of revenue(1)	7,540	7,573	6,569	6,495	6,441	6,449	5,908	5,237
Gross profit	35,506	30,428	28,188	26,999	31,257	28,468	25,559	22,976
Operating expenses
Research and development(1)	16,503	16,968	14,899	13,501	12,495	11,565	11,919	10,299
Sales and marketing(1)	24,822	25,856	29,037	25,805	27,425	25,618	25,063	21,764
General and administrative(1)	8,065	10,469	9,105	8,398	6,443	6,232	5,117	4,608
Restructuring charges	—	1,049	—	—	—	—	—	—
Amortization of intangible assets	—	—	—	—	—	365	365	52
Impairment of in-process research and development	—	—	—	—	—	—	—	—
Total operating expenses	49,390	54,342	53,041	47,704	46,363	43,780	42,464	36,723
Operating loss	(13,884)	(23,914)	(24,853)	(20,705)	(15,106)	(15,312)	(16,905)	(13,747)
Other (income) expense - net	138	(2)	16	122	44	66	95	97
Loss before income taxes	(14,022)	(23,912)	(24,869)	(20,827)	(15,150)	(15,378)	(17,000)	(13,844)
Income tax expense	392	183	144	133	153	135	111	118
Net loss	$(14,414)	$(24,095)	$(25,013)	$(20,960)	$(15,303)	$(15,513)	$(17,111)	$(13,962)
Net loss per share, basic and diluted	$(0.18)	(0.30)	(0.32)	(0.27)	$(0.20)	$(0.20)	$(0.66)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	80,748	79,373	78,198	76,990	76,034	75,871	26,028	11,335

(1)	Amounts include stock-based compensation as follows:

	Three Months Ended
(in thousands)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Stock-Based Compensation Expense:
Contra-revenue	$—	—	—	—	$—	$-	$98	$25
Cost of revenue	846	1,055	443	430	456	468	328	101
Research and development	2,898	3,832	2,149	1,728	1,606	1,439	1,687	1,248
Sales and marketing	2,894	2,586	2,193	1,835	1,859	1,957	1,498	616
General and administrative	1,780	1,812	1,167	1,143	1,017	1,015	895	436
Total stock-based compensation expense	$8,418	9,285	5,952	5,136	$4,938	$4,879	$4,506	$2,426

Seasonality

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

Liquidity and Capital Resources

	As of December 31,
(In thousands)	2015	2014	2013
Cash and cash equivalents	$47,234	$104,287	$73,573
Short-term investments	49,576	13,869	—
Long-term investments	2,094	22,220	—

	For the year ended December 31,
(in thousands)	2015	2014	2013
Net cash used in operating activities	$(48,535)	$(36,569)	$(25,550)
Net cash used in investing activities	$(19,679)	$(39,873)	$(2,607)
Net cash provided by financing activities	$11,161	$107,156	$63,038

At December 31, 2015, we had cash and cash equivalents of $47.2 million. Substantially all of our cash and cash equivalents are held in the United States. At December 31, 2015, we had short-term investments of $49.6 million and long-term investments of $2.1 million. In the twelve months ended December 31, 2015, we purchased $60.9 million of investment securities and received $45.0 million from maturities of investment securities.

In the fourth quarter of 2014, we began to invest a portion of our IPO proceeds from cash and cash equivalents into fixed income securities, including commercial paper, corporate debt securities and obligations of U.S. government agencies. At December 31, 2014 we had short-term investments of $13.9 million and long-term investments of $22.2 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity to $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. As of December 31, 2015, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

 Prior to our IPO, we financed our operations primarily through private sales of equity securities. In June 2014, we raised, net of offering costs, $102.9 million in our initial public offering. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisition and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business. Cash used in operating activities was $48.5 million, $36.6 million and $25.6 million in 2015, 2014 and 2013, respectively.

In 2015, we used $48.5 million of cash in operating activities primarily as a result of addition of headcount in research and development, customer success, data center operations,  investment in marketing programs, increase of our general and administrative headcount and litigation legal expense. We incurred a net loss of $84.5 million in 2015 as we increased our operating expenses 21% to $204.5 million and increased our cost of revenue 17% to $28.2 million. The net loss included non-cash charges of $32.9 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $15.7 million favorable increase in deferred revenue that was partially offset by an increase in accounts receivable of $8.1 million, a  $5.0 million unfavorable change in accounts payable, accrued expenses and other long-term liabilities and an increase in other current and noncurrent assets of $932,000.

In 2014, we used $36.6 million of cash in operating activities primarily as a result of our expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative teams. We incurred a net loss of $61.9 million in 2015 as we increased our operating expenses 40% to $169.3 million and increased our cost of revenue 46% to $24.0 million. The net loss included non-cash charges of $20.5 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $13.4 million favorable increase in deferred revenue and a $2.9 million favorable change in accounts payable, accrued expenses and other long-term liabilities that were partially offset by increases in accounts receivable of $10.6 million and other current and noncurrent assets of $835,000.

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

Cash used in investing activities was $19.7 million in 2015 which consisted mostly of our purchase of $60.9 million of short and long-term investments partially offset by $45.0 million received from maturities of investment securities. In addition, we purchased $3.7 million of property and equipment. We purchased equipment to expand our data centers and infrastructure to support growth and to fit-out new office facilities.

Cash used in investing activities was $39.9 million and $2.6 million, in 2014 and 2013, respectively. In 2014, we purchased $36.1 million of short and long-term investments. In addition, we purchased $3.1 million of equipment and software and paid $650,000 to purchase intellectual property. In 2013, $2.2 million of the cash used in investing activities was attributable to the purchase of equipment for the expansion of our data centers and increase in infrastructure to support our increasing headcount. Property and equipment purchases were primarily to support our employee growth and expand our data centers.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from the initial public offering, the issuance of convertible preferred stock, the exercise of stock options, and borrowings and repayments under our revolving line of credit.

In 2015, our financing activities provided $11.2 million of cash. We received $5.4 million from employees who participated in our ESPP and $5.8 million from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of December 31, 2015:

		Less Than 1			More Than 5
(In thousands)	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$29,829	$6,172	$9,651	$7,403	$6,603
Purchase obligations	5,434	5,209	225	—	—
Total	$35,263	$11,381	$9,876	$7,403	$6,603

We lease our office facilities under noncancelable operating lease agreements expiring between 2016 and 2023.

As of December 31, 2015, our net unrecognized tax benefits including interest and penalties were $4.1 million, $3.9 million of which are netted against deferred tax assets.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance-Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Concentration

AT&T accounted for approximately 17% of our revenue (including 1% as an end customer) in 2015. In 2014, AT&T accounted for approximately 22% of our revenue (including 2% as an end customer). Our agreements with this reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and alternative resellers and other channel partners exist to deliver our products to our end customers.

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

The critical accounting policies requiring estimates, assumption and judgments that we believe have the most significant impact on our consolidated financial statements as described below. For further information on all of our significant accounting policies, see Note 1 entitled “Description of Business and Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
(iv)	We consider our resellers our customers and recognize revenue based on the price charged to resellers; and
(v)	Sales commissions and other incremental costs to acquire contracts are expensed as incurred and are recorded in sales and marketing expense.

Goodwill and Intangible Assets with Indefinite Lives

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill for impairment in 2015 and 2014 and observed no impairment indicators.

We also review our indefinite lived intangible assets for impairment. We have determined that our intangible assets have not been impaired in 2015.

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

•	Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we did not have sufficient trading history for our common stock.
•	Dividend Yield. The expected dividend assumption is based on our current expectations about our dividend policy. We currently do not expect to issue any dividends.
•	Forfeiture Rate. The forfeiture rate is calculated on expected employee turnover. We have applied the same forfeiture rate to our entire employee population.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2015	2014	2013
Expected dividend yield	—	—	—
Risk-free interest rate	1.6% - 1.8%	1.7% - 2.1%	1.1% - 1.9%
Expected volatility	43% - 45%	48% - 56%	52% - 53%
Expected life (in years)	5.5 - 6.1	5.6 - 6.5	5.9 - 6.3

The fair value of the rights to acquire stock under our ESPP was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.5%
Expected volatility	34% - 35%	47% - 49%
Expected life (in years)	0.5 – 2.0	0.7 - 2.2

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

Stock-based compensation expense associated with our stock-settled bonus program is recognized on a straight-line basis over the required service period and the expense is evaluated each quarter based on our company’s performance relative to the metrics that determine the bonus pool.

In 2015, 2014 and 2013, stock-based compensation expense was $28.8 million, $16.6 million and $8.4 million, respectively. As of December 31, 2015, we had approximately $52.2 million of total unrecognized compensation expense, net of related forfeiture estimates.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $96.0 million as of December 31, 2015. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. When evidence indicating that it becomes more likely than not that the tax asset may be utilized, the allowance will be released.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are currently primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Euro. In 2015, our operating expenses benefitted from the increase in the value of the U.S. dollar versus the Euro and other foreign currencies. If, in 2015 or future years, the U.S. dollar declines in value versus the Euro or other currencies, our operating expenses will increase. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to managing our risk related to fluctuations in currency rates.

Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Interest Rate Risk

We had cash, cash equivalents and fixed income investments of $98.9 million and $140.4 million as of December 31, 2015 and 2014, respectively, consisting of bank deposits, money market funds, corporate debt securities, commercial paper and securities and obligations of U.S. government agencies.

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

MobileIron, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MobileIron, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheets of MobileIron, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MobileIron, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

February 23, 2016

MOBILEIRON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$47,234	$104,287
Short-term investments	49,576	13,869
Accounts receivable, net of allowance for doubtful accounts of $628 and $550 at December 31, 2015 and 2014, respectively	42,674	34,676
Prepaid expenses and other current assets	4,809	4,018
Total current assets	144,293	156,850
Long-term investments	2,094	22,220
Property and equipment—net	6,572	3,978
Intangible assets—net	1,261	2,132
Goodwill	5,475	5,475
Other assets	1,419	1,187
TOTAL ASSETS	$161,114	$191,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,551	$1,137
Accrued expenses	19,196	21,169
Deferred revenue-current	55,978	44,096
TOTAL CURRENT LIABILITIES	77,725	66,402
Long-term liabilities:
Deferred revenue-noncurrent	13,897	10,078
Other long-term liabilities	1,353	268
TOTAL LIABILITIES	92,975	76,748
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 81,326,237 shares and 76,153,844 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	343,336	305,809
Accumulated deficit	(275,205)	(190,723)
TOTAL STOCKHOLDERS' EQUITY	68,139	115,094
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161,114	$191,842

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue
Perpetual license	$53,512	$66,816	$69,810
Subscription	48,080	30,227	15,085
Software support and services	47,706	35,252	20,679
Total revenue	149,298	132,295	105,574
Cost of revenue
Perpetual license	2,881	4,448	3,327
Subscription	7,181	5,719	3,684
Software support and services	18,115	13,868	9,489
Total cost of revenue	28,177	24,035	16,500
Gross profit	121,121	108,260	89,074
Operating expenses:
Research and development	61,871	46,278	36,400
Sales and marketing	105,520	99,870	68,309
General and administrative	36,037	22,400	12,081
Restructuring charge	1,049	—	—
Amortization of intangible assets	—	782	208
Impairment of in-process research and development	—	—	3,925
Total operating expenses	204,477	169,330	120,923
Operating loss	(83,356)	(61,070)	(31,849)
Other expense-net	274	302	396
Loss before income taxes	(83,630)	(61,372)	(32,245)
Income tax expense	852	517	252
Net loss	$(84,482)	$(61,889)	$(32,497)
Net loss per share, basic and diluted	$(1.07)	$(1.30)	$(3.27)
Weighted-average shares used to compute net loss per share, basic and diluted	78,755	47,517	9,953

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

							Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE—December 31, 2012	43,636,635	$102,552	8,939,067	$1	$8,915	$(96,337)	$(87,421)
Issuance of common stock for stock option exercises	—	—	569,096	—	679	—	679
Vesting of early exercised stock options and restricted stock	—	—	1,500,120	1	946	—	947
Issuance of Series F preferred stock at $9.9550 per share—net of issuance costs of $127	5,809,437	57,707	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,467	—	8,467
Net loss	—	—	—	—	—	(32,497)	(32,497)
BALANCE—December 31, 2013	49,446,072	$160,259	11,008,283	$2	$19,007	$(128,834)	$(109,825)
Issuance of common stock for stock option exercises	—	—	1,044,087	—	2,280	—	2,280
Vesting of early exercised stock options and restricted stock	—	—	1,400,259	—	669	—	669
Issuance of Series F preferred stock at $9.9550 per share—net of issuance costs of $6	200,903	1,994	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,749	—	16,749
Conversion of preferred stock for initial public offering	(49,646,975)	(162,253)	49,646,975	5	162,248	—	162,253
Issuance of common stock for initial public offering, net of issuance costs of $4,076	—	—	12,777,777	1	102,874	—	102,875
Purchase of Averail Corporation	—	—	276,463	—	1,982	—	1,982
Net loss	—	—	—	—	—	(61,889)	(61,889)
BALANCE—December 31, 2014	—	$—	76,153,844	$8	$305,809	$(190,723)	$115,094
Issuance of common stock for stock option exercises, net of repurchases	—	—	2,776,221	—	5,846	—	5,846
Vesting of early exercised stock options and restricted stock	—	—	198,564	—	246	—	246
Issuance of common stock for pursuant to the Employee Stock Purchase Plan	—	—	1,273,147	—	7,359	—	7,359
Vesting of restricted stock units	—	—	924,461	—	—	—	—
Stock-based compensation	—	—	—	—	24,076	—	24,076
Net loss	—	—	—	—	—	(84,482)	(84,482)
BALANCE—December 31, 2015	—	$—	81,326,237	$8	$343,336	$(275,205)	$68,139

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,482)	$(61,889)	$(32,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,791	16,749	8,467
Depreciation	2,757	2,215	1,563
Amortization of intangible assets	870	1,430	485
Provision for doubtful accounts	150	54	(67)
Impairment of in-process research and development	—	—	3,925
Loss on disposal of equipment	—	21	—
Amortization of premium on investment securities	368	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,148)	(10,605)	(5,996)
Other current and noncurrent assets	(932)	(835)	(2,713)
Accounts payable	1,414	(12)	147
Accrued expenses and other long-term liabilities	(5,024)	2,881	5,884
Deferred revenue	15,701	13,422	(4,748)
Net cash used in operating activities	(48,535)	(36,569)	(25,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,730)	(3,119)	(2,244)
Purchases of investment securities	(60,913)	(36,104)	—
Maturities of investment securities	44,964
Purchase of Push Computing, Inc.—net of cash acquired	—	—	(333)
Purchase of intellectual property	—	(650)	(30)
Net cash used in investing activities	(19,679)	(39,873)	(2,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	—	3,300	4,300
Repayments of revolving line of credit	—	(7,600)	—
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs	—	1,994	57,707
Proceeds from initial public offering	—	106,950	—
Payment of offering costs related to initial public offering	—	(4,076)	—
Proceeds from Employee Stock Purchase Plan	5,406	4,280	—
Proceeds from exercise of stock options	5,755	2,308	1,031
Net cash provided by financing activities	11,161	107,156	63,038
NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,053)	30,714	34,881
CASH AND CASH EQUIVALENTS—Beginning of period	104,287	73,573	38,692
CASH AND CASH EQUIVALENTS—End of period	$47,234	$104,287	$73,573
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$595	$271	$168
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES RELATED TO ACQUISITIONS
Fair value of assets acquired	$—	$2,276	$—
Liabilities assumed	$—	(294)	$—
Issuance of common stock	$—	(1,982)	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of shares under the Employee Stock Purchase Plan	$7,359	$—	$—
Purchase of property and equipment recorded in accounts payable	$554	$—	$—
Tenant improvement allowance recorded in property and equipment and liabilities	$1,068
Offering costs recorded in accrued liabilities	$—	$27	$—

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

Stock Split

In May 2014, we amended and restated our amended and restated certificate of incorporation to effect a seven-for-five reverse stock split of our common stock and convertible preferred stock. On the effective date of the reverse stock split, (i) each seven shares of outstanding convertible preferred stock and common stock was reduced to five shares of convertible preferred stock and common stock, respectively; (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was proportionately reduced on a seven-for-five basis; (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a seven-for-five basis; and (iv) corresponding adjustments in the per share conversion prices, dividend rates and liquidation preferences of the convertible preferred stock were made. All of the share and per share information referenced throughout this Annual Report on Form 10-K and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $518,000, $304,000 and $399,000 in 2015, 2014 and 2013, respectively, in other expense—net in our consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $18.9 million, are held in two funds that are rated “AAA.”

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

	Balance at	Bad	Write-offs,	Balance at
	Beginning	Debt	Net of	End
	of Period	Expense	Recoveries	of Period
Balance as of December 31, 2015	$550	150	(72)	$628
Balance as of December 31, 2014	$492	$54	$4	$550
Balance as of December 31, 2013	$559	$(67)	$—	$492

One reseller accounted for 17% (1% as an end customer), 22% (2% as an end customer) and 23% (3% as an end customer) of total revenue in 2015, 2014 and 2013, respectively. The same reseller accounted for 14% and 16% of net accounts receivable as of December 31, 2015 and 2014, respectively.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Segments

We have one reportable segment

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

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. Approximately $1.8 million, $5.2 million and $21.1 million of perpetual license revenue in 2015, 2014 and 2013, respectively, related to sales made prior to January 1, 2013. Approximately $300,000 and $2.1 million deferred revenue as of December 31, 2015 and 2014, respectively, related to sales made prior to January 1, 2013.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, cash and cash equivalents consisted of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. In 2015, 2014 and 2013, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock, restricted stock units and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for 2015, 2014 and 2013, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we preinstall our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of December 31, 2015 and

2014, we had inventory of $309,000 and $528,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

We have determined that our intangible assets have not been impaired during the years ended December 31, 2015 and 2014. In 2013, we abandoned an in-process research and development project and recorded a $3.9 million impairment loss.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate in 2015, 2014 and 2013 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense in 2015, 2014 and 2013 was $256,000,  $526,000 and $560,000, respectively.

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

In November 2015, the FASB issued Accounting Standard Update, or ASU, 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Due to the valuation allowances recorded against our deferred tax assets, adoption of this ASU resulted in no net impact to our Consolidated Balance Sheet as of December 31, 2015.

2. Significant Balance Sheet Components

Property and Equipment—Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Computers and appliances	$7,908	$6,405
Purchased software	2,220	1,698
Furniture and fixtures	1,338	182
Leasehold improvements	2,887	717
Total property and equipment	14,353	9,002
Accumulated depreciation and amortization	(7,781)	(5,024)
Total property and equipment—net	$6,572	$3,978

Accrued Expenses—Accrued expenses at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued commissions	$4,181	$6,199
Accrued stock-settled bonus	4,714	—
Accrued vacation	512	3,589
Employee Stock Purchase Plan liability	2,329	4,280
Other accrued payroll-related expenses	2,483	2,231
Liability for early exercised stock options (Note 11)	48	294
Other accrued liabilities	4,929	4,576
Total accrued expenses	$19,196	$21,169

Deferred Revenue—Current and noncurrent deferred revenue at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Perpetual license	$400	$3,045
Subscription	25,013	19,981
Software support	42,254	29,213
Professional services	2,208	1,935
Total current and noncurrent deferred revenue	$69,875	$54,174

Included in deferred perpetual license revenue is $300,000 and $2.1 million at December 31, 2015 and 2014, respectively, of revenue deferred for multiple element software license arrangements billed prior to January 1, 2013 for which we did not recognize revenue immediately due to lack of VSOE of fair value for software support and services. See Note 1 entitled “Description of Business and Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K.

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

ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. ASC 820 establishes and prioritizes three levels of inputs that may be used to measure fair value:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of December 31, 2015 or 2014.

Our financial instruments measured at fair market value as of December 31, 2015 and 2014 were as follows:

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,850	$—	$—	$18,850
Corporate debt securities	—	28,520	—	28,520
Commercial paper	—	24,187	—	24,187
Securities and obligations of U.S. government agencies	—	12,426	—	12,426
Total	$18,850	$65,133	$—	$83,983
	As of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$77,522	$—	$—	$77,522
Corporate debt securities	—	19,738	—	19,738
Commercial paper	—	16,393	—	16,393
Securities and obligations of U.S. government agencies	—	13,636	—	13,636
Total	$77,522	$49,767	—	$127,289

4. Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of December 31, 2015 were as follows:

	As of December 31,
	2015
	Amortized			Fair
(In thousands)	cost	Gains	Losses	Value
Corporate debt securities	$28,549	$1	$(30)	$28,520
Commercial paper	24,187	1	(1)	24,187
Securities and obligations of U.S. government agencies	12,431	—	(5)	12,426
Total	$65,167	$2	$(36)	$65,133

	As of December 31,
	2014
	Amortized			Fair
(In thousands)	cost	Gains	Losses	Value
Corporate debt securities	$19,756	$3	$(21)	$19,738
Commercial paper	16,391	2	—	16,393
Securities and obligations of U.S. government agencies	13,641	2	(7)	13,636
Total	$49,788	$7	$(28)	$49,767

The following table summarizes the balance sheet classification of our investments:

	As of December 31,
(In thousands)	2015	2014
Cash equivalents	$13,499	$13,699
Short-term investments	49,574	13,869
Long-term investments	2,094	22,220
Total investments	$65,167	$49,788

The gross amortized cost and estimated fair value of our held-to-maturity investments at December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31,
	2015		2014
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$63,073	$63,040	$27,568	$27,565
Due after one year through five years	2,094	2,093	22,220	22,202
Total	$65,167	$65,133	$49,788	$49,767

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In 2015, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Acquisitions

In November 2014, we purchased developed technology for $650,000 to enhance our product portfolio, which we capitalized in intangible assets—net on the accompanying balance sheet and expect to amortize on a straight-line basis over its estimated useful life of three years.

In April 2014, we completed the acquisition of certain assets of Averail Corporation, or Averail, a privately-held content security-oriented software company, for 276,463 shares of common stock and the assumption of certain liabilities. The assets acquired will provide additional features in our Docs@Work product. Included in the total, 43,612 shares subject to a holdback provision for standard representations and warranties were released in October 2015. The aggregate purchase price of the transaction was approximately $2.0 million, net of liabilities assumed. In connection with this acquisition, 103,231 of these shares were distributed to entities affiliated with Storm Ventures, and 103,232 of these shares were issued to entities affiliated with Foundation Capital, subject to certain holdback provisions. The Storm Ventures entities and the Foundation Capital entities each collectively hold more than 5% of our capital stock. In addition, Tae Hea Nahm, an affiliate of Storm Ventures, serves on our board of directors and was a director of Averail prior to its acquisition. The aggregate value of the securities issued to our investors was approximately $1.5 million.

The total consideration for this transaction was approximately $2.0 million and consisted of the following (in thousands except share data):

Common stock issued (232,854 shares)	$1,670
Holdback common stock (43,612 shares)	312
Total consideration	$1,982

Transaction costs associated with the acquisition were $167,000, all of which we expensed in 2014, and are included in general and administrative expense in the accompanying consolidated statements of operations.

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

The technology intangible asset is being amortized on a straight-line basis over a period of four years and is reported, net of accumulated amortization, in the accompanying consolidated balance sheet as of December 31, 2015. Amortization expense related to the intangible asset was $400,000 and $300,000 in 2015 and 2014, respectively, and was included in cost of revenue.

The amount of revenue and earnings from the acquisitions are included in the condensed consolidated statements of operations and pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not significant to our financial results.

6. Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	3,080	(1,819)	—	1,261
Total	$3,080	$(1,819)	$—	$1,261

	As of December 31, 2014
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	3,080	(948)	—	2,132
Total	$3,080	$(948)	$—	$2,132

Amortization of the technology intangible assets was recorded in cost of revenue.

The weighted average remaining life of our intangible assets on December 31, 2015 was 2.1 years.

Estimated remaining intangible assets amortization expense for the next five years as follows (in thousands):

Year
2016	616
2017	545
2018	100
2019	—
Total	$1,261

At December 31, 2015, 2014 and 2013, the carrying value of goodwill was as follows (in thousands):

Balance , December 31, 2013	$4,799
Additions	676
Balance , December 31, 2014	5,475
Additions	—
Balance, December 31, 2015	$5,475

7. Restructuring Charge

In 2015, we completed a business restructuring plan to reduce our cost structure through a workforce reduction and recorded all amounts associated with the restructuring plan as an expense.

Restructuring costs, recorded in operating expenses, totaled $1.0 million for year ended December 31, 2015.

The following table summarizes the restructuring activities during the year ended December 31, 2015 (in thousands):

Severance
and Related Costs
Balance, December 31, 2014	$—
Provision for restructuring charges	1,049
Cash payments	(1,049)
Balance, December 31, 2015	$—

8. Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the prime rate. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and the borrowing capacity is limited to eligible accounts receivable. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25.

In 2014, we withdrew $3.3 million and repaid $7.6 million under our line of credit. There were no outstanding amounts under the line of credit at December 31, 2015 and 2014.

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new Mountain View facility lease thereby reducing the borrowing capacity under our line of credit to $18.5 million.

In July 2015, we amended our revolving line of credit and extended its maturity date to August 2017.

As of December 31, 2015 and 2014, we were in compliance with all financial covenants.

9. Preferred Stock

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of December 31, 2015.

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

10. Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2015 and 2014. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from funds available, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of December 31, 2015 and 2014, we reserved shares of common stock for issuance as follows:

	As of December 31,
	2015	2014
Options outstanding	11,498,747	16,435,568
Unvested restricted stock units outstanding	7,832,962	478,789
Unvested restricted stock outstanding	—	93,805
Unvested early exercised stock options	12,428	117,187
Shares available for grant under Equity Incentive Plan and Inducement Plan	6,672,236	7,392,158
Shares available for purchase under Employee Stock Purchase Plan	1,561,929	2,071,428
Total	27,578,302	26,588,935

11. Share Based Awards

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Plan are substantially similar to our stockholder-approved 2014 Plan. No shares were outstanding under the Inducement Plan on December 31, 2015.

On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock.

On January 6, 2016, Barry Mainz was appointed as our President and Chief Executive Officer and a Class I Director.

Pursuant to Mr. Mainz’s employment agreement, the Compensation Committee of the Board granted Mr. Mainz an award of 200,000 restricted stock units (the “First RSU Award”).  One hundred percent (100%) of the shares under the First RSU Award will vest and be issuable on the second anniversary of his January 6, 2016 start date, subject to Mr. Mainz’s continued service with the Company. Additionally, the Compensation Committee of the Board granted Mr. Mainz an award of 560,000 restricted stock units (the “Second RSU Award”). Fourteen forty-eighth (14/48th) of the shares under the Second RSU Award will vest and be issuable on February 20, 2017, 1/16th of the shares under the Second RSU Award will vest and be issuable on each of the next 11 of the our standard quarterly vesting dates (May 20, August 20, November 20 and February 20) thereafter, and 1/48th of the shares under the Second RSU Award will vest and be issuable on February 20, 2020, subject to Mr. Mainz’s continued service with the Company. The RSU Awards will be subject to the terms of the Inducement Plan and applicable RSU award agreements.

On February 9, 2016, as a material inducement to Mr. Mainz’s employment, the Compensation Committee of the Board granted to Mr. Mainz an option to purchase 840,000 shares of the Company’s Common Stock with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. One-fourth (1/4th) of the option to purchase 840,000 shares will vest and become exercisable on the first anniversary of the January 6, 2016 start date, and 1/48th of such shares will vest and become exercisable at the end of each one-month period thereafter, subject to

Mr. Mainz’s continued service with the Company. The options are subject to the terms of the Inducement Plan and applicable option agreement.

In addition, if within 90 days following the January 6, 2016 start date, Mr. Mainz purchases Common Stock of the Company in open market purchases, then the Compensation Committee of the Board will grant Mr. Mainz an option to purchase a number of shares of Common Stock of the Company equal to the number of shares purchased by Mr. Mainz in such open market purchases up to an aggregate amount of $500,000, with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. One-fourth (1/4th) of the options granted under this provision will vest and become exercisable on the first anniversary of the date of grant of such option, and1/48th of such shares will vest and become exercisable at the end of each one-month period thereafter, subject to Mr. Mainz’s continued service with the Company. The options will be subject to the terms of the Company’s 2014 Equity Incentive Plan and applicable option agreement.

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

Restricted Stock and Restricted Stock Units

Restricted stock activity in 2013, 2014 and 2015 was as follows:

	Restricted Stock
		Time - and -
	Time - based	performance based	Total
	shares	shares	shares
Unvested, December 31, 2012	1,460,413	1,278,912	2,739,325
Granted	—	—	—
Vested	(573,695)	(247,010)	(820,705)
Unvested, December 31, 2013	886,718	1,031,902	1,918,620
Granted	16,294	—	16,294
Vested	(491,313)	(586,204)	(1,077,517)
Cancelled/Forfeited	(350,440)	(413,152)	(763,592)
Unvested, December 31, 2014	61,259	32,546	93,805
Granted	—	—	—
Vested	(41,137)	(32,546)	(73,683)
Cancelled/Forfeited	(20,122)	—	(20,122)
Unvested, December 31, 2015	—	—	—

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

Our restricted stock unit activity for 2015 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2013	—	$—
Granted	480,456	9.45
Vested	—	—
Cancelled/Forfeited	(1,667)	9.18
Unvested, December 31, 2014	478,789	$9.45
Granted	9,932,561	6.92
Vested	(924,461)	—
Cancelled/Forfeited	(1,653,927)	8.06
Unvested, December 31, 2015	7,832,962	$6.66

Bonus Plans

In February 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-Executive Bonus Plan, or Bonus Plans, each effective as of January 1, 2015. In September 2015 the Compensation Committee amended the 2015 Non-Executive Bonus Plan. The Non-Executive Bonus Plan was funded based on the achievement of certain Company metrics.

On February 22, 2016 our Compensation Committee approved issuance of 1,655,537 shares of common stock under 2015 Non-Executive Bonus Plan. Shares of common stock under 2015 Non-Executive Bonus Plan will be issued in shares of unrestricted common stock later in February 2016. No shares will be issued under the 2015 Executive Bonus Plan. Any shares issued from the Bonus Plans will reduce the 2014 Plan shares available for issuance. We record stock-based compensation expense related to the Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differ from original estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised. In 2015, we recorded $4.7 million of stock-based compensation expense related to the 2015 Non-Executive Bonus Plan.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan in 2013, 2014 and 2015 was as follows:

		Options Outstanding
				Weighted-	Aggregate
	Number of			Average	Intrinsic
	Shares		Weighted-	Remaining	Value
	Available for	Number of	Average	Contractual	(In thousands)
	Issuance	Shares	Exercise Price	Term (Years)	Aggregate
Balance—December 31, 2012	574,597	10,950,917	$2.11	8.78	$17,329
Authorized	4,478,151	—
Granted	(4,891,242)	4,891,242	4.33
Exercised (1)	—	(695,482)	1.72
Canceled	1,815,795	(1,815,795)	2.55
Repurchased	108,037	—
Balance—December 31, 2013	2,085,338	13,330,882	$2.90	8.38	$38,339
Authorized	9,913,915	—
Stock options granted	(5,373,131)	5,373,131	6.97
Restricted stock units granted	(480,456)	—
Exercised (1)	—	(1,089,708)	2.27
Stock options canceled	1,178,737	(1,178,737)	4.55
Restricted stock units canceled	1,667	—
Repurchased	66,088	—
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Authorized	5,418,242	—
Stock options granted	(1,089,100)	1,089,100	6.95
Restricted stock units granted	(9,932,561)	—
Exercised (1)	9,019	(2,817,915)	2.12
Stock options canceled	3,208,006	(3,208,006)	5.61
Restricted stock units canceled	1,653,927	—
Repurchased	12,545	—
Balance—December 31, 2015	6,672,236	11,498,747	4.51	6.86	6,256
Vested and exercisable—December 31, 2015		7,167,464	3.55		$6,202
Vested and expected to vest (2)—December 31, 2015		11,032,059	4.43		$6,250

(1)

Includes early exercises of 42,772 and 126,386 in 2014 and 2013, respectively. In 2015 no shares of common stock were issued for the exercise of common stock options prior to their vesting dates, or early exercises.

(2)	Options expected to vest are net of an estimated forfeiture rate.

Additional information regarding options outstanding at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of exercises	Shares	Term (Years)	Exercise Price	Shares	Exercise Price
$0.04 — $1.75	2,360,113	5.04	$1.07	2,356,759	$1.07
$2.90 — $3.70	2,683,361	6.09	3.58	2,146,702	3.58
$3.77 — $5.77	3,938,687	7.32	5.02	1,920,743	4.83
$6.20 — $9.87	2,374,992	8.56	7.73	695,741	7.76
$10.80 — $12.05	141,594	8.53	11.31	47,519	11.33
Outstanding at December 31, 2015	11,498,747	6.86	$4.51	7,167,464	$3.55

The aggregate pretax intrinsic value of vested options exercised in 2015, 2014 and 2013 was $11.8 million, $5.4 million and $1.8 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of options granted in 2015, 2014 and 2013 was $3.04,  $4.09 and $2.46 per share, respectively.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Year ended December 31,
	2015	2014	2013
Contra-revenue	$—	$123	$78
Cost of revenue	2,774	1,353	327
Research and development	10,607	5,980	5,238
Sales and marketing	9,508	5,930	1,893
General and administrative	5,902	3,363	931
Total	$28,791	$16,749	$8,467

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

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

Year ended December 31,
	2015	2014	2013
Expected dividend yield	—	—	—
Risk-free interest rate	1.6% - 1.8%	1.7% - 2.1%	1.1% - 1.9%
Expected volatility	43% - 45%	48% - 56%	52% - 53%
Expected life (in years)	5.5 - 6.1	5.6 - 6.5	5.9 - 6.3

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

Year ended December 31,
	2015	2014
Expected dividend yield	—	—
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.5%
Expected volatility	34% - 35%	47% - 49%
Expected life (in years)	0.5 - 2	0.7 - 2.2

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. Our stock options granted in 2015 were typically granted with vesting terms of 48 months.

The following table summarizes our unrecognized stock-based compensation expense as of December 31, 2015 net of estimated forfeitures:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$9.6	1.8
Restricted stock	40.1	3.2
ESPP	2.5	0.7
Total	$52.2

Early Exercise of Common Stock

In 2014 and 2013 we issued 42,772 shares and 126,386 shares, respectively, of common stock for the exercise of common stock options prior to their vesting dates, or early exercises. In 2015 no shares of common stock were issued for the exercise of common stock options prior to their vesting dates, or early exercises. Cash received from all such early exercises of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of December 31, 2015 and 2014 there were 12,428 and 117,187 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the early exercise of common stock options which were not yet vested.

As of December 31, 2015 and 2014, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $48,000 and $294,000, respectively.

12. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,000 annually. We have the option to provide matching contributions, but have not done so to date.

13. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2014 and 2023. Rent expense in 2015, 2014 and 2013 was $4.7 million and $2.6 million and $1.6 million, respectively. The aggregate future minimum lease payments under the agreements are as follows (in thousands):

Year
2016	$6,172
2017	5,492
2018	4,159
2019	4,033
2020	3,370
Thereafter	6,603
Total	$29,829

Litigation

On November 14, 2012, Good Technology filed a lawsuit against us in federal court in the Northern District of California alleging false and misleading representations concerning their products and infringement of four patents held by them. In the complaint, Good Technology sought unspecified damages, attorney’s fees and a permanent injunction.  On March 1, 2013, we counterclaimed against Good Technology for patent infringement of one of our patents, seeking similar relief. On October 13, 2014, the court issued a claims construction order. Good Technology responded by filing additional patent infringement suits against us in Delaware, the UK and Germany, as well as inter partes review proceedings. In each of these proceedings, Good Technology sought to invalidate our patents and/or receive injunctive relief, as well as attorney’s fees. We counterclaimed against Good Technology in the Delaware case on two of our next generation patents and sought relief similar to what Good Technology was seeking in that case. The Delaware case was transferred to the Northern District of California on March 27, 2015. On June 30, 2015, the court in the original Northern District of California case issued a summary judgment order invalidating the asserted claims of one of Good Technology’s patents and holding that we did not infringe that patent as a matter of law. On August 4, 2015, a jury in the original Northern District of California case found that two of the three remaining Good Technology patents that were asserted in the case were invalid and that we did not infringe any of the three patents. The jury also found that while Good Technology did not infringe our asserted patent, our patent was not invalid. As a result, neither we nor Good Technology was awarded damages in the case.

On November 2, 2015, Blackberry announced that it had acquired Good Technology. On December 1, 2015, we and Good Technology announced a settlement of the global litigation between us, which included a narrow, non-material license agreement between us and Good Technology and a mutual dismissal of claims.

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron,

Inc., et al. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. An amended complaint was filed on September 28, 2015.  MobileIron filed a motion to dismiss the amended complaint on November 13, 2015, which was granted on February 22, 2016, with leave to amend.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaints seek among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On January 4, 2016, the three class action lawsuits were consolidated under the caption, In re MobileIron, Inc. Shareholder Litigation. The Company intends to defend these lawsuits vigorously.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right.  These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery.  We also on occasion indemnify our customers for other types of third party claims.  In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in such capacities. Through December 31, 2015, we have not received any written claim under any indemnification provision.

14. Segment Information

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

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Revenue
United States	$74,235	$72,124	$58,656
International	75,063	60,171	46,918
Total	$149,298	$132,295	$105,574

Substantially all of our long-lived assets were attributable to operations in the United States as of December 31, 2015 and 2014.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for 2015, 2014 and 2013 (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(84,482)	$(61,889)	$(32,497)
Denominator:
Weighted–average shares outstanding	78,867	48,332	13,009
Less: weighted average shares subject to repurchase	(112)	(815)	(3,056)
Weighted–average shares used to compute basic and diluted net
loss per share	78,755	47,517	9,953
Basic and diluted net loss per share	$(1.07)	$(1.30)	$(3.27)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for 2015, 2014 and 2013, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of December 31,
	2015	2014	2013
Convertible preferred stock	—	—	49,446,072
Options to purchase common stock, unvested restricted stock and restricted stock units	19,344,137	17,125,349	15,714,762
Total	19,344,137	17,125,349	65,160,834

16. Income Taxes

Loss before income taxes consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$(84,595)	$(61,733)	$(32,529)
International	965	361	284
Total	$(83,630)	$(61,372)	$(32,245)

A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation.  The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

Income tax expense for 2015, 2014 and 2013, was composed of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	26	25	11
Foreign	826	492	241
Total current income tax expense	852	517	252

For 2015, 2014 and 2013, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in valuation allowance.

	Year ended December 31,
	2015	2014	2013
Federal tax benefit at statutory rate	34.0%	34.0%	34.0%
State tax benefit net of federal effect	2.2	2.8	1.1
Foreign taxes	(0.4)	(0.3)	(0.6)
Change in valuation allowance	(33.9)	(35.0)	(36.3)
Credits	1.5	1.9	6.1
Stock-based compensation	(4.1)	(3.5)	(4.5)
Non-deductible expenses and other	(0.4)	(0.7)	(0.7)
Effective tax rate	(1.1)%	(0.8)%	(0.9)%

Income tax expense for 2015 and 2014 relates to state minimum income tax, income tax on our earnings in foreign jurisdictions, and, in 2015, withholding taxes on sales to customers in certain jurisdictions. A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation. The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

The components of net deferred tax assets at December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Accruals and allowances	$6,489	$4,720
Gains on foreign exchange	127	77
Net operating loss carryforwards	64,674	43,553
Depreciation and amortization	7,413	8,329
R&D tax credits	7,969	5,707
Stock-based compensation	9,278	5,235
Valuation allowance	(95,950)	(67,621)
Net deferred tax assets	—	—

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

As of December 31, 2015, we had net operating loss carryforwards of approximately $194.7 million and $65.7 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning 2027 and 2017, respectively.

We had federal and California R&D tax credit carryforwards at December 31, 2015 of $6.5 million and $7.1 million, respectively. If not utilized, the federal R&D tax credit carryforward will expire in various portions beginning 2027. The California R&D tax credit can be carried forward indefinitely.

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

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $5.1 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.

We follow the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No non-current liability related to uncertain tax positions is recorded in the financial statements as the deferred tax assets have been presented net of these unrecognized tax benefits. At December 31, 2015 and 2014, our reserve for unrecognized tax benefits was approximately $4.1 million and $2.8 million, respectively. Due to the full valuation allowance at December 31, 2015, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. We do not anticipate any significant change in our uncertain tax positions within 12 months of this reporting date. We include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the gross unrealized tax benefits is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of year	$2,794	$1,674	$548
Gross increases—tax positions from prior periods	—	10	98
Gross increases—tax positions from current period	1,258	1,110	1,028
Unrecognized tax benefits, end of year	$4,052	$2,794	$1,674

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2015, the statute of limitations is open for all tax years from inception, that is, for the period from July 23, 2007 (date of inception) to December 31, 2015 and forward for federal, state and foreign tax purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act were (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the GAAP, including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework).

Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an audit or attestation report from our registered public accounting firm regarding our internal control over financial reporting.  Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report for so long as we remain an “emerging growth company” under the Jumpstart Our Business Startups Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 22, 2016, the Compensation Committee of the Board of Directors approved the following changes in compensation for our Chief Financial Officer and certain named executive officers:

Simon Biddiscombe, our Chief Financial Officer, received an increase in base salary from $325,000 to $400,000, effective as of March 1, 2016, and an RSU grant of 150,000 shares, which will vest quarterly over four years, subject to his continued service. His target bonus for 2016 will be 45% of his base salary. He was also granted a fully vested RSU of 20,468 shares as a special incentive grant and will be eligible to receive an additional special incentive RSU grant in May 2016 with a fair value of $70,000 if we achieve certain first quarter 2016 financial targets. The second special incentive RSU grant will vest in two equal tranches, on May 20 and August 20, 2016.

Suresh Batchu, our Chief Technology Officer, received an increase in base salary from $325,000 to $335,000, effective as of March 1, 2016, and an RSU grant of 80,000 shares, which will vest quarterly over four years, subject to his continued service. His target bonus for 2016 will be 45% of his base salary. He was also granted a fully vested RSU of 17,544 shares as a special incentive grant and will be eligible to receive an additional special incentive RSU grant in May 2016 with a fair value of $60,000 if we achieve certain first quarter 2016 financial targets. The second special incentive RSU grant will vest in two equal tranches, on May 20 and August 20, 2016.

Vittorio Viarengo, our VP of Marketing, who was a named executive officer during the 2015 fiscal year, received an increase in base salary from $295,000 to $310,000, effective as of March 1, 2016, and an RSU grant of 80,000 shares, which will vest quarterly over four years, subject to his continued service. His target bonus for 2016 will be 45% of his base salary. He was also granted a fully vested RSU of 16,082 shares as a special incentive grant and will be eligible to receive an additional special incentive RSU grant in May 2016 with a fair value of $55,000 if we achieve certain first quarter 2016 financial targets. The second special incentive RSU grant will vest in two equal tranches, on May 20 and August 20, 2016.

The equity awards for Messrs. Biddiscombe, Batchu and Viarengo were approved pursuant to and in accordance with the terms and conditions of the Company’s 2014 Equity Incentive Plan, the current form of Option Agreement and the Restricted Stock Unit Award Agreement, as previously filed with the Securities and Exchange Commission, or SEC.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this Item with respect to executive officers and directors is incorporated herein by reference to the information from our 2016 Proxy Statement under the sections titled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Corporate Governance.”

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

Item 11. Executive Compensation

Information responsive to this Item with respect to executive compensation is incorporated herein by reference to the information from our 2016 Proxy Statement under the section titled “Executive Compensation” “Director Compensation” “Compensation Committee” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from our 2016 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management.” Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to the information from our 2016 Proxy Statement under the section titled “Certain Related-Person Transactions” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item with respect to principal accountant fees and services is incorporated herein by reference to the information from our 2016 Proxy Statement under the section titled “Principal Accountant Fees and Services.”

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

MOBILEIRON, INC.

By:	/s/ Barry Mainz
Barry Mainz
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Simon Biddiscombe
Simon Biddiscombe
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Dated: February 23, 2016

The undersigned directors and officers of MobileIron, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Barry Mainz and Simon Biddiscombe, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Mainz		February 23, 2016
Barry Mainz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Simon Biddiscombe		February 23, 2016
Simon Biddiscombe	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Gaurav Garg		February 23, 2016
Gaurav Garg	Director

/s/ Aaref Hilaly		February 23, 2016
Aaref Hilaly	Director

/s/ Matthew Howard		February 23, 2016
Matthew Howard	Director

/s/ Frank Marshall		February 23, 2016
Frank Marshall	Director

/s/ Tae Hea Nahm		February 23, 2016
Tae Hea Nahm	Director

/s/ James Tolonen		February 23, 2016
James Tolonen	Director

/s/ Robert Tinker		February 23, 2016
Robert Tinker	Director

EXHIBIT INDEX.

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	MobileIron, Inc. 2014 Equity Incentive Plan	10.3	S-/A1	May 29, 2014	333-195089
10.2(1)	Form of Option Agreement and Option Grant Notice for MobileIron, Inc. 2008 Stock Plan	10.4	S-1/A	May 29, 2014	333-195089
10.3(1)	Current Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan.	10.1	10-Q	October 31, 2014	001-36471
10.4(1)	MobileIron, Inc. 2014 Employee Stock Purchase Plan	10.5	S-1/A	June 9, 2014	333-195089
10.5†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented	10.17	S-1/A	May 7, 2014	333-195089

10.6	First Amendment to Lease Agreement, dated April 18, 2014 between the Registrant and Renault & Handley Middlefield Road Joint Venture, as successor to Renault & Handley Employees Investment Company	10.8	S-1/A	April 23, 2014	333-195089
10.7	Lease Agreement, dated June 25, 2014, between MobileIron Inc. and Handley-Tittle Middlefield Joint Venture	10.8	10-Q	August 7, 2014	001-36471
10.8	Lease Agreement, dated April 14, 2011 between MobileIron, Inc. and each of its directors and its executive officers	10.7	S-1	April 27, 2014	333-195089
10.9	Lease Agreement between the Registrant and Silicon Valley CA-I, LLC, dated April 30, 2012	10.8	S-1	April 7, 2014	333-195089
10.10	Sublease Agreement between the Registrant and ADTRAN, Inc., dated September 12, 2013	10.9	S-1	April 7, 2014	333-195089
10.11(1)	Form of Indemnity Agreement entered into between MobileIron, Inc. and each of its directors and its executive officers	10.6	S-1	April 7, 2014	333-195089
10.12(1)	Employment offer letter between MobileIron, Inc. and Robert B. Tinker, dated December 20, 2007	10.10	S-1	April 7, 2014	333-195089
10.13(1)	Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.11	S-1	April 7, 2014	333-195089

10.14(1)	Second Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.12	S-1	April 7, 2014	333-195089
10.15(1)	Third Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.13	S-1	April 7, 2014	333-195089
10.16(1)	Employment Offer Letter between MobileIron, Inc. and Todd Ford, dated December 12, 2013, as amended	10.14	S-1	April 7, 2014	333-195089
10.17(1)	Employment Offer Letter between MobileIron, Inc. and John Donnelly, dated December 8, 2009	10.15	S-1	April 7, 2014	333-195089
10.18(1)	MobileIron, Inc. 2015 Senior Vice President, Sales Territory and Quota Assignment Plan	10.22	10-K	February 27, 2015	001-36471
10.19(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.20(1)	At-Will Employment Agreement between MobileIron, Inc., and Simon Biddiscombe, dated April 30, 2015	10.1	8-K	May 12, 2015	001-36471
10.21	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
10.22(1)	At-Will Employment Agreement between MobileIron, Inc., and Damian Artt, dated September 14, 2015	10.4	10-Q	November 2, 2015	001-36471
10.23	MobileIron, Inc. 2015 Non- Executive Bonus Plan, as amended	10.5	10-Q	November 2, 2015	001-36471
10.24(1)	MobileIron, Inc. 2015 Executive Bonus Plan, as amended	10.6	10-Q	November 2, 2015	001-36471

10.25(1)	Amended and Restated Non-Employee Director Compensation Policy	10.7	10-Q	November 2, 2015	001-36471
10.26	Second Amendment to Lease, dated November 9, 2015, by and among the Company and Renault & Handley Middlefield Road Joint Venture	10.1	8-K	November 12, 2015	001-36471
10.27(1)	Form of Stock Option Grant Notice and Option Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.2	8-K	January 6, 2016	001-36471
10.28(1)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.3	8-K	January 6, 2016	001-36471
10.29(1)	Executive Employment Agreement effective January 6, 2016, between MobileIron, Inc. and Barry Mainz	10.4	8-K	January 6, 2016	001-36471
10.30(1)	Amended and Restated MobileIron, Inc. 2015 Inducement Plan					X
10.31(1)	At-Will Employment Agreement between MobileIron, Inc., and Daniel Fields, dated December 29, 2015					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in signature page hereto)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Management contract or compensation plan or arrangement.
(2)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.