Form 10-Q
period 2016-03-31
MOBILEIRON, INC.
filed 2016-05-02
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ◻ Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

At April 25, 2016, there were 85,097,579 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2016

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,””future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations;

—	our business plan and our ability to effectively manage our growth and associated investments;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to attract new customers and further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	our expectations concerning the mix of our sales of subscriptions and perpetual licenses;

—	cost of revenue, including changes in costs associated with hardware, royalties, customer support and data center operations;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel and other partners;

—	economic and industry trends or trend analysis;

—	our expectations concerning the outcome of litigation; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$48,552	$47,234
Short-term investments	45,072	49,576
Accounts receivable, net of allowance for doubtful accounts of $520 and $628 at March 31, 2016 and December 31, 2015, respectively	31,653	42,674
Prepaid expenses and other current assets	7,901	4,809
TOTAL CURRENT ASSETS	133,178	144,293
Long-term investments	1,467	2,094
Property and equipment—net	6,885	6,572
Intangible assets—net	1,107	1,261
Goodwill	5,475	5,475
Other assets	1,550	1,419
TOTAL ASSETS	$149,662	$161,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,575	$2,551
Accrued expenses	11,480	19,196
Deferred revenue-current	55,574	55,978
TOTAL CURRENT LIABILITIES	68,629	77,725
Long-term liabilities:
Deferred revenue-noncurrent	14,582	13,897
Other long-term liabilities	1,898	1,353
TOTAL LIABILITIES	85,109	92,975

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 85,041,516 shares and 81,326,237 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9	8
Additional paid-in capital	359,196	343,336
Accumulated deficit	(294,652)	(275,205)
TOTAL STOCKHOLDERS’ EQUITY	64,553	68,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,662	$161,114

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Perpetual license	$10,368	$12,059
Subscription	14,623	10,197
Software support and services	13,016	11,238
Total revenue	38,007	33,494

Cost of revenue
Perpetual license	859	599
Subscription	1,783	1,739
Software support and services	4,628	4,157
Total cost of revenue	7,270	6,495
Gross profit	30,737	26,999

Operating expenses:
Research and development	16,927	13,501
Sales and marketing	25,668	25,805
General and administrative	7,548	8,398
Total operating expenses	50,143	47,704

Operating loss	(19,406)	(20,705)
Other (income) expense - net	(135)	122
Loss before income taxes	(19,271)	(20,827)
Income tax expense	176	133
Net loss	$(19,447)	$(20,960)
Net loss per share, basic and diluted	$(0.23)	$(0.27)
Weighted-average shares used to compute net loss per share, basic and diluted	82,977	76,990

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2015	81,326,237	$8	$343,336	$(275,205)	$68,139
Issuance of common stock for stock option exercises, net of repurchases	208,111	—	301	—	301
Vesting of early exercised stock options	5,194	—	17	—	17
Issuance of common stock pursuant to the Employee Stock Purchase Plan	951,226	—	2,579	—	2,579
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	1,653,371	1	5,638	—	5,639
Vesting of restricted stock units	897,377	—	—	—	—
Stock-based compensation	—	—	7,325	—	7,325
Net loss	—	—	—	(19,447)	(19,447)
BALANCE—March 31, 2016	85,041,516	$9	$359,196	$(294,652)	$64,553

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,447)	$(20,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,249	5,136
Depreciation	868	578
Amortization of intangible assets	154	223
Amortization of premium on investment securities	52	—
Changes in operating assets and liabilities:
Accounts receivable	11,020	4,678
Other current and noncurrent assets	(3,220)	(3,186)
Accounts payable	(424)	3,723
Accrued expenses and other long-term liabilities	(1,080)	(3,738)
Deferred revenue	282	2,920
Net cash used in operating activities	(3,546)	(10,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,589)	(955)
Proceeds from maturities of investment securities	29,012	4,500
Purchase of investment securities	(23,933)	(4,207)
Net cash provided by (used in) investing activities	3,490	(662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	1,075	1,582
Proceeds from exercise of stock options	299	2,121
Net cash provided by financing activities	1,374	3,703
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,318	(7,585)
CASH AND CASH EQUIVALENTS—Beginning of period	47,234	104,287
CASH AND CASH EQUIVALENTS—End of period	$48,552	$96,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$231	$99
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	5,638
Value of shares issued under the Employee Stock Purchase Plan	$2,579	$4,771

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of March 31, 2016,  our operating results and our cash flows for the three months ended March 31, 2016 and 2015. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency gain of $42,000 for the three months ended March 31, 2016 and foreign currency loss $174,000 for the three months ended March 31, 2015, respectively, in other expense—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $19.0 million, are held in a two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of March 31, 2016 and December 31, 2015 we have an allowance for doubtful accounts of $520,000 and $628,000, respectively.

One reseller accounted for 18% of total revenue (1% as an end customer) and 20% of total revenue (1% as an end customer) for the three months ended March 31, 2016 and 2015, respectively.  The same reseller accounted for 15% and 14% of net accounts receivable as of March 31, 2016 and December 31, 2015.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Segments

We have one reportable segment.

Summary of Significant Accounting Policies

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of perpetual software licenses, post-contract customer support for such licenses, or PCS or software support, including when and if available updates, and professional services such as consulting and training services. We also offer our software as term-based licenses and cloud-based arrangements. In addition, we install our software on hardware appliances that we ship to customers.

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

In our vendor specific objective evidence, or VSOE, analysis, we generally include stand-alone sales transactions completed during a rolling 12 month period unless a shorter period is appropriate due to changes in our pricing structure.

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

We use the residual method to recognize revenue when a perpetual license arrangement includes one or more elements to be delivered at a future date provided the following criteria are met: (i) VSOE of fair value does not exist for one or more of the delivered items but exists for all undelivered elements, (ii) all other applicable revenue recognition criteria are met and (iii) the fair value of all of the undelivered elements is less than the arrangement fee. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by us and contractual customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue in the period in which it was earned. If VSOE of fair value of one or more undelivered elements does not exist, then the revenue is deferred and recognized when delivery of those elements occurs, or when fair value can be established, or ratably over the PCS period if the only undelivered element is PCS—we refer to these deferred revenue elements as the “Deferred Portion.”

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

Historically, sales made through resellers were fulfilled directly to the end users, and we recognized revenue when we delivered licenses to the end users and all other revenue recognition criteria were met. Over time, however, our business has evolved and some of our operators, system integrators and other resellers have requested that we deliver licenses to them. In those instances we recognize revenue at the time that we deliver to our resellers and all other revenue recognition criteria are met; such resellers have no rights of return or exchange.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. We recorded $93,000 and $50,000 of interest income for the three months ended March 31, 2016 and 2015, respectively.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2016 and 2015, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will install our software prior to shipment. Inventory is stated at the lower of cost or net realizable value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of March 31, 2016 and December 31, 2015, we had inventory of $260,000 and $309,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three months ended March 31, 2016 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. For stock options, restricted stock units or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended March 31, 2016 and 2015 was not significant.

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

In February 2016, the FASB finalized the Accounting Standard Update, or ASU, 2016-02, “Leases”. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases (leases with the term of 12 months or longer) and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. We are currently evaluating the effect of the standard on our consolidated financial statements and will adopt ASU 2016-02 effective January 1, 2019.

In March 2016, the FASB issued new Accounting Standard Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Under the new standard, excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit in the income statement and the excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Excess tax benefits will be classified along with other cash flows related to income taxes as an operating activity. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards that are expected to vest or account for forfeitures when they occur. The ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. We are currently evaluating the effect of the standard on our consolidated financial statements and intend to adopt ASU 2016-09 effective January 1, 2017.

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computers and appliances	$9,104	$7,908
Purchased software	2,237	2,220
Furniture and fixtures	1,339	1,338
Leasehold improvements	2,855	2,887
Total property and equipment	15,535	14,353
Accumulated depreciation and amortization	(8,650)	(7,781)
Total property and equipment—net	$6,885	$6,572

Accrued Expenses —Accrued expenses at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued commissions	$2,755	$4,181
Accrued stock-settled bonus	—	4,714
Accrued vacation	622	512
Employee Stock Purchase Plan liability	824	2,329
Other accrued payroll-related expenses	2,063	2,483
Other accrued liabilities	5,216	4,977
Total accrued expenses	$11,480	$19,196

Deferred Revenue —Current and non-current deferred revenue at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Perpetual license	$221	$400
Subscription	25,675	25,013
Software support	41,904	42,254
Professional services	2,356	2,208
Total current and noncurrent deferred revenue	$70,156	$69,875

3.Fair Value Measurement

With the exception of our held-to-maturity fixed income investments, we report all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no other financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of March 31, 2016 or December 31, 2015.

Our financial instruments measured at fair value as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,968	$—	$—	$18,968
Corporate debt securities	—	22,629	—	22,629
Commercial paper	—	37,094	—	37,094
Securities and obligations of U.S. government agencies	—	5,418	—	5,418
Total	$18,968	$65,141	$—	$84,109

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,850	$—	$—	$18,850
Corporate debt securities	—	28,520	—	28,520
Commercial paper	—	24,187	—	24,187
Securities and obligations of U.S. government agencies	—	12,426	—	12,426
Total	$18,850	$65,133	$—	$83,983

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$22,629	$6	$(6)	$22,629
Commercial paper	37,086	8	—	37,094
Securities and obligations of U.S. government agencies	5,416	2	—	5,418
Total	$65,131	$16	$(6)	$65,141

	As of December 31, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$28,549	$1	$(30)	$28,520
Commercial paper	24,187	1	(1)	24,187
Securities and obligations of U.S. government agencies	12,431	—	(5)	12,426
Total	$65,167	$2	$(36)	$65,133

The following table summarizes the balance sheet classification of our investments:

	As of March 31,	As of December 31,
(in thousands)	2016	2015
Cash equivalents	$18,592	$13,499
Short-term investments	45,072	49,574
Long-term investments	1,467	2,094
Total investments	$65,131	$65,167

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of March 31, 2016		As of December 31, 2015
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$63,664	$63,674	$63,073	$63,040
Due after one year through five years	1,467	1,467	2,094	2,093
Total	$65,131	$65,141	$65,167	$65,133

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three months ended March 31, 2016, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,973)	—	$1,107
Total	$3,080	$(1,973)	$—	$1,107

	December 31, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,819)	—	$1,261
Total	$3,080	$(1,819)	$—	$1,261

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on March 31, 2016 was 1.8 years.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2016 (remaining)	$462
2017	545
2018	100
2019	—
2020	—
Total	$1,107

At March 31, 2016 and December 31, 2015, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2015	$5,475
Additions	—
Balance, March 31, 2016	$5,475

6. Line of Credit

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

There were no outstanding amounts under the line of credit at March 31, 2016 or December 31, 2015 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of March 31, 2016 and December 31, 2015. No shares of convertible preferred stock were issued and outstanding as of March 31, 2016 or December 31, 2015.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2016 and December 31, 2015. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of March 31, 2016 and December 31, 2015, we reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2016	2015
Options outstanding	11,673,848	11,498,747
Unvested restricted stock units outstanding	8,959,824	7,832,962
Unvested early exercised stock options	7,234	12,428
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	7,048,347	6,672,236
Shares available for purchase under the Employee Stock Purchase Plan	1,424,089	1,561,929
Total	29,113,342	27,578,302

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

2014 Equity Incentive P lan

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

The number of shares of our common stock reserved for issuance under our 2014 Plan will automatically increase on January 1 of each year through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2016, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,066,933 shares.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of March 31, 2016 there were 1,970,000 shares outstanding under the Inducement Plan.

2014 Employee Stock Purchase Plan

The purpose of the 2014 Employee Stock Purchase Plan, or ESPP, is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The ESPP permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s base compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of our common stock on either the first day of the offering or the last day of the applicable purchase period, whichever is lower.

The initial number of shares of our common stock initially reserved for issuance under our ESPP was 2,071,428 shares. The number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2016, we increased the number of shares available for issuance under the ESPP by 813,386 shares.

Restricted Stock Units

In 2014 we began granting restricted stock units under our 2014 Plan. For stock-based compensation expense, we measure the value of the restricted stock units based on the fair value of our common stock on the date of grant. Our restricted stock unit grants are subject to service conditions and we expense the fair value of those shares on a straight-line basis over their vesting periods.

Our restricted stock unit activity for the three months ended March 31, 2016 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	7,832,962	$6.66
Granted	4,190,399	3.53
Vested	(2,550,748)	4.52
Forfeitures	(512,789)	5.80
Unvested, March 31, 2016	8,959,824	$5.86

Bonus Plans

In February 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-Executive Bonus Plan, or Bonus Plans, each effective as of January 1, 2015. In September 2015 the Compensation Committee amended the 2015 Non-Executive Bonus Plan.

We issued 1,653,371 shares of unrestricted common stock in the first quarter of 2016 based on amounts earned under the 2015 Non-Executive Bonus Plan. No shares were issued under the 2015 Executive Bonus Plan. Shares issued from the Bonus Plans reduced the 2014 Plan shares available for issuance. We recorded stock-based compensation expense related to the Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differed from original estimates, the cumulative effect on current and prior periods of those changes was recorded in the period those estimates were revised. In the three months ended March 31, 2016, we recorded $924,000 of stock-based compensation expense related to the 2015 Non-Executive Bonus Plan.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plan for the three months ended March 31, 2016 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2015	6,672,236	11,498,747	$4.51	6.86	$6,256
Authorized	4,436,933	—
Stock options granted	(1,041,200)	1,041,200	3.43
Issuance of shares under Bonus Plans	(1,653,371)	—
Restricted stock units granted	(2,537,028)	—

Exercised	—	(208,111)	1.45
Stock options canceled	657,988	(657,988)	5.06
Restricted stock units canceled	512,789	—
Balance—March 31, 2016	7,048,347	11,673,848	$4.44	6.96	$11,349
Vested and exercisable—March 31, 2016		7,260,732	$3.71		$9,917
Vested and expected to vest(1)—March 31, 2016		11,160,149	$4.39		$11,131

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	390	430
Research and development	2,601	1,728
Sales and marketing	3,119	1,835
General and administrative	2,139	1,143
Total	$8,249	$5,136

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected dividend yield	—	—
Risk-free interest rate	1.4%	1.6%
Expected volatility	42%	45%
Expected life (in years)	6.1	6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected dividend yield	—	—
Risk-free interest rate	0.6%	0.3%
Expected volatility	39%	35%
Expected life (in years)	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$8.7	2.1
Restricted stock units	41.3	3.2
ESPP	3.8	0.7
Total	$53.8	3.1

Early Exercise of Common Stock

No shares were issued from the early exercise of stock options during the three months ended March 31, 2016. Cash received from the early exercise of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of March 31, 2016 and December 31, 2015 there were 7,234 and 12,428 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes, as a result of the early exercise of common stock options.

As of March 31, 2016 and December 31, 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $31,000 and $48,000, respectively.

10.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,000 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so to date.

11.Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2016 and 2023.

Rent expense for the three months ended March 31, 2016 and 2015 was $1.8 million and $1.1 million respectively. The aggregate future minimum lease payments under our agreements are as follows (in thousands):

Year
2016 (remaining)	$4,697
2017	5,396
2018	4,251
2019	4,070
2020	3,370
Thereafter	6,603
Total	$28,387

Litigation

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action was purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint sought, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.  An amended complaint was filed on September 28, 2015. On February 22, 2016, the District Court issued an order granting MobileIron’s motion to dismiss the amended complaint and on March 15, 2016 the Court dismissed the case. MobileIron paid no money to the plaintiffs or their attorneys in connection with the dismissal of the action.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants. The Company intends to defend this litigation vigorously.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through March 31, 2016, we have not received any written claim under any indemnification provision.

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Revenue
United States	$18,405	$17,826
International	19,602	15,668
Total	$38,007	$33,494

We recognized revenue of $4.9 million, or 13%,  and $3.2 million, or 10%,  of total revenue from customers with a billing address in Germany for the three months ended March 31, 2016 and 2015, respectively. No other country, except for the United States and Germany exceeded 10% of the total revenue in the three months ended March 31, 2016 and 2015.

As of March 31, 2016 $1.5 million or 21% of our net Property and Equipment was attributable to our operations located in India compared to 22% as of December 31, 2015. Substantially all other long-lived assets were attributable to operations in the United States as of March 31, 2016 and December 31, 2015.

13.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss	$(19,447)	$(20,960)
Denominator:
Weighted–average shares outstanding	82,987	77,162
Less: weighted average shares subject to repurchase	(10)	(172)
Weighted–average shares used to compute basic and diluted net loss per share	82,977	76,990
Basic and diluted net loss per share	$(0.23)	$(0.27)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,	March 31,
	2016	2015
Options to purchase common stock and unvested restricted stock and restricted stock units	20,626,438	19,381,896

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2016. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 11,500 customers since 2009.

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

Our total revenue was $38.0 million and $33.5 million in the three months ended March 31, 2016 and 2015, respectively, representing a growth rate of 13%. Growth slowed relative to the prior year, where total revenue grew 19% in the three months ended March 31, 2015, relative to the three months ended March 31, 2014, primarily due to a decrease in perpetual license orders and a mix shift in favor of subscriptions, including MRC.

Revenue from subscription and perpetual licenses represented 39% and 27%, respectively, of total revenue in the three months ended March 31, 2016. The balance, constituting 34% of total revenue in the three months ended March 31, 2016, was software support and services revenue, which consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription, and in particular MRC revenue, and software support and services revenue, as we recognized 30% of our total revenue from subscriptions, 36% from perpetual licenses and 34% from software support and services in the three months ended March 31, 2015. Like the portion of subscription revenue that is generally billed annually in advance, our MRC revenue continued to grow as a percentage of total revenue, comprising 18% for the three months ended March 31, 2016,  compared to 13% of our total revenue for the three months ended March 31, 2015.

Our perpetual license revenue for the three months ended March 31, 2016 was $10.4 million, representing a decrease of $1.7 million, or 14%, compared to the corresponding period of 2015. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and, to a lesser degree, a mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses.

Our subscription revenue for the three months ended March 31, 2016 was $14.6 million, representing an increase of $4.4 million, or 43%, compared to the corresponding period of 2015. While we expect subscription revenue to increase as new and existing customers continue to purchase subscription software licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC deals.

Our software support and services revenue for the three months ended March 31, 2016 was $13.0 million, representing an increase of $1.8 million, or 16%, compared to the corresponding period of 2015. The growth rate of support and services revenue is primarily dependent on the perpetual license revenue growth rate and renewals.

Our gross billings were $38.3 million in the three months ended March 31, 2016, representing an increase of $2.0 million, or 5%, from the corresponding period of 2015. Our gross billings were $165.0 million, $145.7 million and $100.8 million in 2015, 2014 and 2013, respectively, representing growth rates of 13% from 2014 to 2015 and 45% from 2013 to 2014. The slowing of gross billings growth in the three months ended March 31, 2016 was due to the same reasons as noted above for total revenue. See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three months ended March 31, 2016,  and the corresponding period of 2015, 52% and 47%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, the importance of recruiting and retaining sufficient international personnel and the effect of exchange rates.

Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in continuing losses. We have incurred net losses of $84.5 million, $61.9 million and $32.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $19.4 million and $21.0 million for the three months ended March 31, 2016 and 2015, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including possible mix shift towards MRC and other subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe that there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation and the amortization of intangible assets.

Beginning the first quarter of 2016, we stopped reporting non-GAAP revenue as reconciling items between GAAP and non-GAAP revenue became immaterial.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense and amortization of intangible assets from revenue, gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Stock-based compensation and amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

Gross and recurring billings, recurring revenue and free cash flow

Our non-GAAP financial measures also include: gross billings, which we define as total revenue plus the change in deferred revenue in a period; recurring billings, which we define as total revenue less perpetual license, hardware, and professional services revenue plus the change in deferred revenue for subscription and software support arrangements in a period, adjusted for nonrecurring perpetual license billings; recurring revenue, which we define as total revenue less perpetual license, hardware, professional services and perpetual amounts recorded as subscription or software support revenue in multiple elements arrangements; and free cash flow, which we define as cash used in operating activities less the amount of property and equipment purchased. We consider gross billings to be a useful metric for management and investors because subscription billings, excluding MRC, and software support and services billings drive deferred revenue, which is an important indicator of future revenue. Similarly, we consider recurring billings and recurring revenue to be useful metrics because they are important indicators of the portion of our business that we would expect to recur each year. There are a number of limitations related to the use of gross, recurring billings and recurring revenue. First, gross and recurring billings include amounts that have not yet been recognized as revenue. Second, our calculation of gross and recurring billings may be different from other companies that report similar financial measures. Third, recurring revenue excludes perpetual license amounts recognized from multiple elements arrangements that we record as subscription or software support revenue in our GAAP statements of operations and that perpetual license amount is based on invoice value, not fair value, although we believe invoice value approximates the fair value of the element. Fourth, in the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are billed to us by the service provider on a monthly basis over time and one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. We compensate for these limitations by providing specific information regarding revenue and evaluating gross and recurring billings and recurring revenue together with revenue calculated. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

We believe these non-GAAP financial measures are helpful in understanding our past financial performance and our future results. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business using certain of these non-GAAP measures.

We monitor the following non-GAAP financial measures:

	Three Months Ended
	March 31,
(in thousands, except percentages and per share data)	2016	2015
Gross billings	$38,288	$36,414
Year-over-year percentage increase	5%	20%
Recurring billings	$26,770	$23,611
Percentage of gross billings	70%	65%
Year-over-year percentage increase	13%	—
Recurring revenue	$26,638	$19,652
Percentage of total revenue	70%	59%
Year-over-year percentage increase	36%	—
Non-GAAP gross profit	$31,281	$27,652
Non-GAAP gross margin	82.3%	82.6%
Non-GAAP operating loss	$(11,003)	$(15,346)
Non-GAAP operating margin	(28.9)%	(45.8)%
Non-GAAP net loss	$(11,044)	$(15,601)
Non-GAAP loss per share	$(0.13)	$(0.20)
Free cash flow	$(5,135)	$(11,581)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended
	March 31,
	2016	2015
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$38,007	$33,494
Total deferred revenue, end of period (1)	70,156	57,094
Less: Total deferred revenue, beginning of period	(69,875)	(54,174)
Total change in deferred revenue	281	2,920
Gross billings	$38,288	$36,414
Recurring billings reconciliation:
Total revenue	$38,007	$33,494
Less: Perpetual license revenue	(10,368)	(12,059)
Less: Professional services revenue	(570)	(1,270)
Subscription and software support deferred revenue, end of period (1)	67,579	53,115
Less: Subscription and software support deferred revenue, beginning of period	(67,267)	(49,194)
Total change in subscription and software support deferred revenue	312	3,921
Less: Adjustments (2)	(611)	(475)
Recurring billings	$26,770	$23,611
Recurring revenue reconciliation:
Total revenue	38,007	33,494
Less: Perpetual license revenue	(10,368)	(12,059)
Less: Professional services revenue	(570)	(1,270)
Less: Perpetual license recorded over the term of subscription or software support (3)	(431)	(513)
Recurring revenue:	$26,638	$19,652
Non-GAAP gross profit reconciliation:
Gross profit	$30,737	$26,999
Add: Stock-based compensation expense	390	430
Add: Amortization of intangible assets	154	223
Non-GAAP gross profit	$31,281	$27,652
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	80.9%	80.6%
GAAP to non-GAAP gross margin adjustments	1.4%	2.0%
Non-GAAP gross margin	82.3%	82.6%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(19,406)	$(20,705)
Add: Stock-based compensation expense	8,249	5,136
Add: Amortization of intangible assets	154	223
Non-GAAP operating loss	$(11,003)	$(15,346)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(51.1)%	(61.8)%
GAAP to non-GAAP operating margin adjustments	22.2%	16.0%
Non-GAAP operating margin	(28.9)%	(45.8)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(19,447)	$(20,960)
Add: Stock-based compensation expense	8,249	5,136
Add: Amortization of intangible assets	154	223
Non-GAAP net loss	$(11,044)	$(15,601)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.23)	$(0.27)
Add: Stock-based compensation expense per share	0.10	0.07
Add: Amortization of intangible assets per share	—	—
Non-GAAP net loss per share	$(0.13)	$(0.20)
Free cash flow:
Net cash used in operating activities	$(3,546)	$(10,626)
Purchase of property and equipment	(1,589)	(955)
Free cash flow	$(5,135)	$(11,581)

(1)

Our deferred revenue consists of amounts that have been invoiced, but that have not yet been recognized as revenue as of the period end, including subscription, software support and service revenue paid for in advance by the customer that is recognized ratably over the contractual service period.

(2)

Includes nonrecurring perpetual license billings that consists of the Deferred Portion arising from undelivered elements of perpetual license arrangements and billings classified under Bundled Arrangements. See “Note 1—

Summary of Significant Accounting Policies—Revenue Recognition” for a description of Deferred Portion and Bundled Arrangements.

(3)	Perpetual amounts recorded as subscription or software revenue in multiple elements arrangements, where undelivered elements do not have VSOE.

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three months ended March 31, 2016 and 2015.

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

Software support and services revenue

Software support and services revenue consists of recurring revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. Revenue related to software support is recognized ratably over the support term. Software support and services revenue also includes revenue from professional services, consisting of implementation consulting services and training of customer personnel.

Cost of Revenue

Perpetual license

Our cost of perpetual license revenue consists of the cost of third-party software royalties, appliances and amortization of intangible assets.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long-term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants, options and stock-settled bonus plans, if any.  Stock-based compensation expense was $8.2 million and $5.1 million in the three months ended March 31, 2016 and 2015, respectively.

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

Amortization of Intangible Assets

Our amortization of intangible assets consists of amortization of technology assets from company acquisitions and asset purchases.

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

	Three Months Ended
	March 31,
	2016	2015
Revenue
Perpetual license	$10,368	$12,059
Subscription	14,623	10,197
Software support and services	13,016	11,238
Total revenue	38,007	33,494
Cost of revenue (1)
Perpetual license	859	599
Subscription	1,783	1,739
Software support and services	4,628	4,157
Total cost of revenue	7,270	6,495
Gross profit	30,737	26,999

Operating expenses:
Research and development (1)	16,927	13,501
Sales and marketing (1)	25,668	25,805
General and administrative (1)	7,548	8,398
Total operating expenses	50,143	47,704
Operating loss	(19,406)	(20,705)
Other (income) expense - net	(135)	122
Loss before income taxes	(19,271)	(20,827)
Income tax expense	176	133
Net loss	$(19,447)	$(20,960)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	390	430
Research and development	2,601	1,728
Sales and marketing	3,119	1,835
General and administrative	2,139	1,143
Total	$8,249	$5,136

	Three Months Ended
	March 31,
	2016	2015
Revenue
Perpetual license	27%	36%
Subscription	39	30
Software support and services	34	34
Total revenue	100	100
Cost of revenue
Perpetual license	2	2
Subscription	5	5
Software support and services	12	12
Total cost of revenue	19	19
Gross profit	81	81
Operating expenses:
Research and development	45	40
Sales and marketing	68	77
General and administrative	19	25
Total operating expenses	132	142
Operating loss	(51)	(61)
Other (income) expense - net	—	1
Loss before income taxes	(51)	(62)
Income tax expense	—	1
Net loss	(51)%	(63)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Perpetual	$10,368	$12,059	$(1,691)	(14)%
Subscription	14,623	10,197	4,426	43
Software support and services	13,016	11,238	1,778	16
Total revenue	$38,007	$33,494	$4,513	13%

Percentage of total revenue
Perpetual	27%	36%
Subscription	39	30
Software support and services	34	34
	100%	100%

	Three Months Ended
	March 31,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$18,405	48%	$17,826	53%	$579	3%
International	19,602	52	15,668	47	3,934	25
Total revenue	$38,007	100%	$33,494	100%	$4,513	13%

Perpetual license revenue decreased $1.7 million, or 14%, in the three months ended March 31, 2016, compared to the corresponding period of 2015, primarily due to a slowdown in perpetual license orders and a shift in favor of software licenses priced as subscriptions, including MRC.

Subscription revenue increased $4.4 million, or 43%, in the three months ended March 31, 2016 compared to the corresponding period of 2015, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC revenue to $6.5 million in the three months ended March 31, 2016 from $4.3 million in the three months ended March 31, 2015.

Software support and services revenue increased $1.8 million, or 16%, in the three months ended March 31, 2016 compared to the corresponding period of 2015, primarily as a result of an increased installed base of customers that pay recurring software support. Professional services revenue decreased from $1.3 million to $570,000 over the same period, primary as a result of recognition of one non-recurring development arrangement in the quarter ended March 31, 2015.

Revenue from international sales increased 25%  in the three months ended March 31, 2016 compared to the corresponding period of 2015 due to an increase in the adoption of our products and an increased cumulative installed base of customers.

Revenue from U.S. sales increased 3% in the three months ended March 31, 2016 compared to the corresponding period of 2015 due to a slowdown in perpetual license orders, and the shift in product mix from perpetual to subscription, including MRC.

Revenue from our largest reseller, AT&T, decreased to 17% of total revenue in the three months ended March 31, 2016, as compared to 19% of total revenue in the corresponding period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended March 31, 2016 and 2015.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$859	2%	$599	2%	$260	43%
Subscription	1,783	5	1,739	5	44	3
Software support and services	4,628	12	4,157	12	471	11
Total cost of revenue	$7,270	19%	$6,495	19%	$775	12%
Gross profit	$30,737		$26,999		$3,738
Gross margin		81%		81%

Total cost of revenue increased $775,000, or 12%, in the three months ended March 31, 2016 compared to the same period of the prior year. Perpetual license cost of revenue increased $260,000, or 43%, primarily due to an increase in sales of our hardware appliances. Subscription cost of revenue increased $44,000, or 3%, due to a slight increase in Global Customer Success organization expense. Software support and services cost of revenue increased $471,000, or 11%, due primarily to an increase in Global Customer Success expenses.

Operating Expenses

	Three Months Ended
	March 31,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$16,927	45%	$13,501	40%	$3,426	25%
Sales and marketing	25,668	68	25,805	77	(137)	(1)
General and administrative	7,548	19	8,398	25	(850)	(10)
Total operating expenses	$50,143	132%	$47,704	142%	$2,439	5%

Research and development expense increased $3.4 million, or 25%, in the three months ended March 31, 2016 compared to the corresponding period of 2015 primarily due to an increase in personnel costs of $1.9 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $874,000 million driven primarily by restricted stock unit grants and our stock-settled bonus. Facilities and other infrastructure expense increased by $996,000 to support the increased headcount in research and development and is additionally reflective of commercial rent increases in the Mountain View area. This was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas. Professional fees increased by $502,000 to support the Company’s product development initiatives.

Sales and marketing expense decreased $137,000, or 1%, in the three months ended March 31, 2016 compared to the corresponding period of 2015 primarily due to a decrease in personnel costs of $642,000 and travel expenses of $584,000, partially offset by an increase in spending on marketing programs of $725,000 and facility and infrastructure expense of $234,000. Within personnel costs, salary-related expenses decreased by $1.4 million and stock-based compensation expense increased by $1.3 million in the three months ended March 31, 2016 compared to the corresponding period of the prior year, while sales commission expense decreased by $582,000. Our sales commission expense was lower than in the prior year due to changes in our compensation plans and performance relative to those plans. Lower headcount is the main reason for the salary-related expenses decrease. The stock-based compensation expense increase was driven primarily by restricted stock unit grants and expense associated with our stock-settled bonus.

General and administrative expense decreased $850,000, or 10%, in the three months ended March 31, 2016 compared to the corresponding period of 2015 primarily due to a $2.1 million decrease in litigation legal fees as a result of our settlement of global patent litigation with Good Technology in the fourth quarter of 2015. The decrease in litigation legal fees was partially offset by an increase in personnel costs of $1.2 million. This includes an increase in stock-based compensation expense of $996,000, which was driven primarily by the grant of restricted stock unit grants and our stock-settled bonus program. In addition, facilities and infrastructure expenses increased $286,000.

Other (Income) Expense—Net

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Other (income) expense—net	$(135)	$122	$(257)	(211)%

Other (income) expense—net was primarily comprised of interest income and foreign currency transaction gains and gains from the translation of foreign-denominated balances to the U.S. dollar. We recorded $93,000 of interest income for the three months ended March 31, 2016. Interest earned during the three month period ended March 31, 2015 was $50,000. We also recorded $42,000 of foreign currency gains and $174,000 of foreign currency losses for the three months ended March 31, 2016 and 2015, respectively.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Income tax expense	$176	$133	$43	32%

Income tax expense was $176,000 in the three months ended March 31, 2016 and $133,000 in the corresponding period of 2015 and was primarily associated with foreign taxes. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$48,552	$47,234
Short term-investments	45,072	49,576
Long-term investments	1,467	2,094
Total cash, cash equivalents and investments	$95,091	$98,904

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Net cash used in operating activities	$(3,546)	$(10,626)	$7,080	(67)%
Net cash provided by (used in) investing activities	3,490	(662)	4,152	(627)
Net cash provided by financing activities	$1,374	$3,703	$(2,329)	(63)%

At March 31, 2016, we had cash and cash equivalents of $48.5 million. Substantially all of our cash and cash equivalents are held in the United States. At March 31, 2016, we had short-term investments of $45.1 million and long-term investments of $1.5 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At March 31, 2016, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the three months ended March 31, 2016, we used $3.5 million of cash for operating activities compared to $10.6 million in the corresponding period of the prior year. We incurred a net loss of $19.4 million in the three months ended March 31, 2016 as we increased our operating expenses 5% to $50.1 million and increased our cost of revenue 12% to $7.3 million relative to the corresponding period of 2015. The net loss included non-cash charges of $9.3 million, primarily due to stock-based compensation and depreciation expense, compared to $5.9 million in the three months ended March 31, 2015. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of an $11.0 million favorable change in accounts receivable, as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of cash is collected in the quarter following the billing quarter, and a $282,000 increase in deferred revenue that were partially offset by an unfavorable change in other working capital items of $4.7 million. These operating asset and liability changes compare favorably to the three months ended March 31, 2015, especially as a result of our cash collections from customers.

In the corresponding period of 2015, we used $10.6 million of cash for operating activities primarily as a result of the expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative departments. We incurred a net loss of $21.0 million in the three months ended March 31, 2015. The net loss included non-cash charges of $5.9 million, primarily due to stock-based compensation, depreciation and intangible asset amortization expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $2.9 million favorable increase in deferred revenue and a $4.7 million favorable change in accounts receivable that were partially offset by a decrease in cash paid for other primary working capital items of $3.2 million.

Cash Provided by (Used in) Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities offset by maturities of the investment securities. We expect to continue to make purchases of property and equipment to support the growth of our business.

Cash provided by investing activities was $3.5 million for the three months ended March 31, 2016, as compared to cash used in investing activities $662,000 in the corresponding period of 2015. In the three months ended March 31, 2016 we received $29.0 million from maturities of investment securities and invested $24.0 million in new investment securities compared to the three months ended March 31, 2015 where we had a net inflow of $293,000 from our investments. Purchases of property and equipment were $1.6 million and $955,000 million for the three months ended March 31, 2016 and 2015, respectively. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth and the three months ended March 31, 2016 also included purchases to fit-out new office facilities.

Cash Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of convertible preferred stock, the exercise of stock options, our ESPP and borrowings and repayments under our revolving line of credit.

In the three months ended March 31, 2016, our financing activities provided $1.4 million of cash. We received $300,000 from the exercise of stock options and $1.1 million from ESPP contributions.

In the three months ended March 31, 2015, our financing activities provided $3.7 million of cash. We received $2.1 million from the exercise of stock options and $1.6 million from ESPP contributions.

Off-Balance-Sheet Arrangements

At March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action was purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint sought, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.  An amended complaint was filed on September 28, 2015. On February 22, 2016, the District Court issued an order granting MobileIron’s motion to dismiss the amended complaint and on March 15, 2016 the Court dismissed the case.  MobileIron paid no money to the plaintiffs or their attorneys in connection with the dismissal of the action.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants.  The Company intends to defend this litigation vigorously.

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

Although we were incorporated in 2007, we did not commercially release the MobileIron platform until 2009, and we did not release our mobile application containerization and mobile content management solutions until 2012. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

—	retain and expand our customer base on a cost-effective basis;

—	increase revenues from existing customers as they add users or devices;

—	increase revenues from existing customers as they purchase additional solutions;

—	successfully compete in our markets;

—	continue to add features and functionality to our solutions to meet customer demand;

—	gain market traction with our MobileIron cloud platform and our mobile apps and content management solutions;

—	continue to invest in research and development;

—	scale our engineering and internal business operations in an efficient and cost-effective manner;

—	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;

—	continue to expand our solutions across mobile operating systems and device platforms;

—	hire, integrate and retain professional and technical talent;

—	make our service provider partners successful in their deployments of our solutions and technology;

—	successfully expand our business domestically and internationally; and

—	successfully protect our intellectual property and defend against intellectual property infringement claims.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $84.5 million, $61.9 million and $32.5 million in 2015, 2014 and 2013, respectively, and had a net loss of $19.4 million and $21.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our accumulated deficit was $294.7 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and additional expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2016. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. The timing and size of sales of our solutions makes our revenues highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Historically, a substantial portion of our revenue has been generated from sales of software solutions sold as perpetual licenses to large enterprise companies, which tend to close near the end of a given quarter. Further, our customers’ and prospective customers’ buying patterns and sales cycles can vary significantly from quarter to quarter and are not subject to an established pattern over the course of a quarter. Accordingly, at the beginning of a quarter, we have limited visibility into the level of sales that will be made in that quarter. If expected revenue at the end of any quarter is reduced or delayed for any reason, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results or other key metrics for a given quarter.

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

An increasing portion of our sales has been generated from subscription, including MRC, licenses. This mix shift towards MRC and other subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could increase this shift to MRC billings. We may attempt to mitigate these risks by converting service providers or customers from MRC to perpetual or other licensing arrangements, which may reduce the long term value of the customer relationship.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel, including our senior management. In 2015, we experienced turnover in our executive team, and we hired a new CFO. In early 2016, we hired a new CEO, a new SVP of Engineering and are currently seeking to hire a new SVP of Sales. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

In connection with providing our cloud service to customers, we obtain access to certain sensitive data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of our indemnity obligations to our cloud service customers and setting or defending claims made against us.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently. In addition, they generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage sensitive data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or Internet connectivity services. If we sustain frequent or prolonged disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

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

Because our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. In certain instances, our customers have stopped using or failed to expand use of, our solutions as a result of defects, and this may happen in the future.  In addition, customers may delay or withhold payment to us, elect not to renew and make warranty claims or other claims against us. In addition, we rely on positive customer experience in order to sell additional products to other customers or sell to new customers. Defects or disruptions in our solution could result in reputational harm and loss of future sales. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our development efforts, damage our reputation and the reputation of our solutions, cause significant customer relations problems and can result in product liability claims.

Security breaches and other disruptions of our information systems could significantly impair our operations, compromise our ability to conduct our business and deliver our products and services, and result in significant data losses, theft of our intellectual property, significant liability, damage to our reputation and loss of current and future business.

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Our insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and thus our business operations also depend, in part, on their cybersecurity measures. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the privacy of personal information, regulatory penalties, and could disrupt our operations and the solutions we provide to customers, and damage our reputation, which could adversely affect our business.

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

We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models and terms and conditions. We have in the past implemented, and could in the future implement, new licensing programs and subscription renewal programs or bundling arrangements, including promotional programs or specified enhancements to our current and future solutions, enterprise licensing arrangements, discounted pricing and/or conversion of service providers or customers from one billing model to another. Depending on the nature of the change, such changes could result in deferring revenue recognition regardless of the date of the initial shipment or licensing of our solutions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our solutions, related enhancements and services and could adversely affect our operating results and financial condition.

Our ability to sell our solutions is highly dependent on the quality of our support, which is made complex by the requirements of mobile IT. Our failure to deliver high quality support would have a material adverse effect on our sales and results of operations.

Once our solutions are deployed, our customers depend on our support organization or that of our channel partners to resolve any issues relating to our solutions. Our failure to provide effective support has in the past, and could in the future, adversely affect our ability to sell our solutions or increase the number of licenses sold to existing customers. Our customer support is especially critical because the mobile IT market requires relatively frequent software releases. Mobile IT requires a complex set of features, functionality and controls, which makes support critical and difficult. In addition, we target companies on the Forbes Global 2000 Leading Companies list, many of whom have complex networks and require higher levels of support than smaller customers. As customers deploy more licenses and purchase a broader array of our solutions, the complexity and difficulty of our support obligations increase. If we fail to meet the requirements of the larger customers, it may be more difficult to increase our deployments either within our existing Forbes Global 2000 Leading Companies list or other customers or with new Forbes Global 2000 Leading Companies list customers. We face additional challenges in supporting our non-U.S. customers, including the need to rely on channel partners to provide support.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 17% of our total revenue for the three months ended March 31, 2016.

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

Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the business value of our solutions. Many of our large customers have very complex IT systems, mobile environments and data privacy and security requirements. Accordingly, many of these customers undertake a significant evaluation process, which frequently involves not only our solutions, but also those of our competitors, and has resulted in lengthy sales cycles. We spend substantial time, money and effort on our sales activities without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple approvals, lengthy contract negotiations and unplanned administrative, processing and other delays. Moreover, the evolving nature of the mobile IT market may lead prospective customers to postpone their purchasing decisions pending adoption of technology by others or pending potential consolidation in the market. As a result of our lengthy sales cycle, it is difficult to predict whether and when a sale will be completed, and our operating results may vary significantly from quarter to quarter. Even if sales are completed, the revenues we receive from these customers may not be sufficient to offset our upfront investments.

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

Internationally, different jurisdictions have a variety of data security and privacy laws, with which we or our customers must comply, including the Data Protection Directive and the recently adopted Global Data Protection Regulation in the European Union and the Federal Data Protection Act in Germany. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in October 2015, the European Court of Justice declared invalid the European Commission’s decision creating the so-called Safe Harbor Framework, which we have relied on to transfer personal information from the European Union to the United States. The court’s decision, has created legal uncertainty about transfers of data and what steps the European Commission, EU member state authorities, and US authorities will take. The European Commission and the United States have agreed in principle to a new transatlantic data transfer framework to replace the Safe Harbor. In its review of the proposed framework, the European data protection authorities expressed concerns that may affect the final approval by the European Commission and the extent to which the framework may be relied upon even if approved by the European Commission.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We currently continue to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting for the year ended December 31, 2015. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

For example, in December 2015, we and Good Technology announced the settlement of our three year mutual global patent litigation between us. The settlement included a narrow, non-material license agreement between us and Good Technology and a mutual dismissal of claims.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2015, 2014, 2013 and the three months ended March 31, 2016,  50%, 45%, 44% and 52% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2015, approximately 36% of our employees were located abroad.

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

The trading price of our common stock has declined since our Initial Public Offering, and the shares are thinly traded. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.83 to as high as $12.05 through March 31, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

For example, on May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action was purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.The complaint sought, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.  An amended complaint was filed on September 28, 2015.  On February 22, 2016, the District Court issued an order granting MobileIron’s motion to dismiss the amended complaint and on March 15, 2016 the Court dismissed the case.  MobileIron paid no money to the plaintiffs or their attorneys in connection with the dismissal of the action.

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants.  The Company intends to defend this litigation vigorously.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 50% of the outstanding shares of our common stock as of March 31, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ended December 31, 2015, we continued to qualify as an “emerging growth company” as defined in the JOBS Act.

Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.

We may need to raise substantial additional capital in the future to:

—	fund our operations;

—	continue our research and development;

—	develop and commercialize new solutions; or

—	acquire companies, in-licensed solutions or intellectual property.

Our future funding requirements will depend on many factors, including:

—	market acceptance of our solutions;

—	the cost of our research and development activities;

—	the cost of defending and resolving litigation or other legal disputes;

—	the cost and timing of establishing additional sales, marketing and distribution capabilities;

—	the cost and timing of establishing additional technical support capabilities;

—	the effect of competing technological and market developments; and

—	the market for different types of funding and overall economic conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of March 31, 2016, we have 85,041,516 shares of common stock outstanding, notwithstanding any potential exercises of our outstanding stock options.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

For example, in the fourth quarter of 2014 we began issuing restricted stock units, or RSUs, to employees, the majority of which vest quarterly over four years, and on February 22, 2016 our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. The issuance of shares of common stock under RSU or future bonus programs could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not repurchase any of the shares subject to repurchase.

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

As of March 31, 2016, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2016, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
Simon Biddiscombe
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: May 2, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Amended and Restated MobileIron, Inc. 2015 Inducement Plan	10.30	10-K	February 23, 2016	001-36471
10.2(1)	Form of Stock Option Grant Notice and Option Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.2	8-K	January 6, 2016	001-36471
10.3(1)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.3	8-K	January 6, 2016	001-36471
10.4(1)	Executive Employment Agreement effective January 6, 2016, between MobileIron, Inc. and Barry Mainz	10.4	8-K	January 6, 2016	001-36471
10.5(1)	At-Will Employment Agreement between MobileIron, Inc., and Daniel Fields, dated December 29, 2015	10.31	10-K	February 23, 2016	001-36471
10.6	MobileIron, Inc. Amended and Restated Non-Employee Directors Compensation Policy.	10.1	8-K	February 24, 2016	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.