Form 10-Q
period 2016-06-30
MOBILEIRON, INC.
filed 2016-07-29
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

At July 25, 2016, there were 85,714,533 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2016

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,535	$47,234
Short-term investments	43,622	49,576
Accounts receivable, net of allowance for doubtful accounts of $506 and $628 at June 30, 2016 and December 31, 2015, respectively	35,233	42,674
Prepaid expenses and other current assets	7,016	4,809
TOTAL CURRENT ASSETS	127,406	144,293
Long-term investments	755	2,094
Property and equipment—net	6,390	6,572
Intangible assets—net	953	1,261
Goodwill	5,475	5,475
Other assets	1,400	1,419
TOTAL ASSETS	$142,379	$161,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,452	$2,551
Accrued expenses	16,866	19,196
Deferred revenue-current	56,893	55,978
TOTAL CURRENT LIABILITIES	76,211	77,725
Long-term liabilities:
Deferred revenue-noncurrent	15,594	13,897
Other long-term liabilities	1,902	1,353
TOTAL LIABILITIES	93,707	92,975

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 85,654,690 shares and 81,326,237 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9	8
Additional paid-in capital	366,249	343,336
Accumulated deficit	(317,586)	(275,205)
TOTAL STOCKHOLDERS’ EQUITY	48,672	68,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,379	$161,114

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Perpetual license	$9,783	$12,347	$20,151	$24,406
Subscription	14,803	11,217	29,426	21,414
Software support and services	14,295	11,193	27,311	22,431
Total revenue	38,881	34,757	76,888	68,251

Cost of revenue
Perpetual license	629	627	1,488	1,226
Subscription	2,199	1,688	3,982	3,427
Software support and services	5,289	4,254	9,917	8,411
Total cost of revenue	8,117	6,569	15,387	13,064
Gross profit	30,764	28,188	61,501	55,187

Operating expenses:
Research and development	18,019	14,899	34,946	28,400
Sales and marketing	27,246	29,037	52,914	54,842
General and administrative	8,265	9,105	15,813	17,503
Total operating expenses	53,530	53,041	103,673	100,745

Operating loss	(22,766)	(24,853)	(42,172)	(45,558)
Other (income) expense - net	(30)	16	(165)	138
Loss before income taxes	(22,736)	(24,869)	(42,007)	(45,696)
Income tax expense	198	144	374	277
Net loss	$(22,934)	$(25,013)	$(42,381)	$(45,973)
Net loss per share, basic and diluted	$(0.27)	$(0.32)	$(0.50)	$(0.59)
Weighted-average shares used to compute net loss per share, basic and diluted	85,317	78,198	84,151	77,599

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2015	81,326,237	$8	$343,336	$(275,205)	$68,139
Issuance of common stock for stock option exercises, net of repurchases	277,597	—	439	—	439
Vesting of early exercised stock options	7,440	—	26	—	26
Issuance of common stock pursuant to the Employee Stock Purchase Plan	951,226	—	2,579	—	2,579
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	1,653,371	1	5,638	—	5,639
Vesting of restricted stock units	1,438,819	—	—	—	—
Stock-based compensation	—	—	14,231	—	14,231
Net loss	—	—	—	(42,381)	(42,381)
BALANCE—June 30, 2016	85,654,690	$9	$366,249	$(317,586)	$48,672

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,381)	$(45,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,794	11,088
Depreciation	1,681	1,253
Amortization of intangible assets	308	447
Provision for doubtful accounts	—	150
Accretion of investment securities	53	151
Changes in operating assets and liabilities:
Accounts receivable	7,441	2,489
Other current and noncurrent assets	(2,188)	(2,050)
Accounts payable	453	1,232
Accrued expenses and other long-term liabilities	(445)	(3,457)
Deferred revenue	2,612	7,067
Net cash used in operating activities	(13,672)	(27,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,052)	(2,027)
Proceeds from maturities of investment securities	49,256	10,700
Purchase of investment securities	(42,016)	(46,359)
Net cash provided by (used in) investing activities	5,188	(37,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	2,342	3,325
Proceeds from exercise of stock options	443	3,416
Net cash provided by financing activities	2,785	6,741
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,699)	(58,548)
CASH AND CASH EQUIVALENTS—Beginning of period	47,234	104,287
CASH AND CASH EQUIVALENTS—End of period	$41,535	$45,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$471	$137
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	$5,639	$—
Value of shares issued under the Employee Stock Purchase Plan	$2,579	$4,771

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2016,  our operating results for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $89,000 and $83,000 for the three months ended June 30, 2016 and 2015, respectively, and $47,000 and $257,000 for the six months ended June 30, 2016 and 2015, respectively, in other expense—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $20.5 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of June 30, 2016 and December 31, 2015 we have an allowance for doubtful accounts of $506,000 and $628,000, respectively.

One reseller accounted for 16% of total revenue (1% as an end customer) and for 17% of total revenue (1% as an end customer) for the three and six months ended June 30, 2016, respectively, and for 17% of total revenue (1% as an end customer) and 18% of total revenue (1% as an end customer) for the three and six months ended June 30, 2015, respectively. The same reseller accounted for 18% and 14% of net accounts receivable as of June 30, 2016 and December 31, 2015.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. We recorded $113,000 and $66,000 of interest income for the three months ended June  30, 2016 and 2015, respectively, and recorded $205,000 and $116,000 of interest income for the six months ended June  30, 2016 and 2015, respectively.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2016 and 2015, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will install our software prior to shipment. Inventory is stated at the lower of cost or market value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating carrying value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of June 30, 2016 and December 31, 2015, we had inventory of $274,000 and $309,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three and six months ended June 30, 2016 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. For stock options, restricted stock units or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and six months ended June 30, 2016 and 2015 was not significant.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We are evaluating the impact of the adoption on our consolidated financial position, results of operations, cash flows and disclosures.

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

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computers and appliances	$9,275	$7,908
Purchased software	2,251	2,220
Furniture and fixtures	1,360	1,338
Leasehold improvements	2,966	2,887
Total property and equipment	15,852	14,353
Accumulated depreciation and amortization	(9,462)	(7,781)
Total property and equipment—net	$6,390	$6,572

Accrued Expenses —Accrued expenses at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued commissions	$3,594	$4,181
Accrued stock-settled bonus	3,639	4,714
Accrued vacation	661	512
Employee Stock Purchase Plan liability	2,090	2,329
Other accrued payroll-related expenses	2,420	2,483
Other accrued liabilities	4,462	4,977
Total accrued expenses	$16,866	$19,196

In July 2016, we initiated a reduction in our workforce to further align our cost structure with expected revenue growth and expect to pay approximately $800,000 in severance and severance-related costs, primarily in our third fiscal quarter of 2016.

Deferred Revenue —Current and non-current deferred revenue at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Perpetual license	$176	$400
Subscription	27,524	25,013
Software support	42,762	42,254
Professional services	2,025	2,208
Total current and noncurrent deferred revenue	$72,487	$69,875

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

Our financial assets that are carried at fair value include cash and money market funds. We had no other financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2016 or December 31, 2015.

Our financial instruments measured at fair value as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$20,475	$—	$—	$20,475
Corporate debt securities	—	14,841	—	14,841
Commercial paper	—	36,542	—	36,542
Securities and obligations of U.S. government agencies	—	2,412	—	2,412
Total	$20,475	$53,795	$—	$74,270

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,850	$—	$—	$18,850
Corporate debt securities	—	28,520	—	28,520
Commercial paper	—	24,187	—	24,187
Securities and obligations of U.S. government agencies	—	12,426	—	12,426
Total	$18,850	$65,133	$—	$83,983

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of June 30, 2016 and December 31, 2015 were as follows:

	As of June 30, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$14,835	$7	$(1)	$14,841
Commercial paper	36,530	12	—	36,542
Securities and obligations of U.S. government agencies	2,410	2	—	2,412
Total	$53,775	$21	$(1)	$53,795

	As of December 31, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$28,549	$1	$(30)	$28,520
Commercial paper	24,187	1	(1)	24,187
Securities and obligations of U.S. government agencies	12,431	—	(5)	12,426
Total	$65,167	$2	$(36)	$65,133

The following table summarizes the balance sheet classification of our investments:

	As of June 30,	As of December 31,
(in thousands)	2016	2015
Cash equivalents	$9,398	$13,499
Short-term investments	43,622	49,574
Long-term investments	755	2,094
Total investments	$53,775	$65,167

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of June 30, 2016		As of December 31, 2015
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$53,020	$53,040	$63,073	$63,040
Due after one year through five years	755	755	2,094	2,093
Total	$53,775	$53,795	$65,167	$65,133

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the six months ended June 30, 2016, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,127)	—	$953
Total	$3,080	$(2,127)	$—	$953

	December 31, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,819)	—	$1,261
Total	$3,080	$(1,819)	$—	$1,261

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on June 30, 2016 was 1.5 years.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2016 (remaining)	$308
2017	545
2018	100
2019	—
2020	—
Total	$953

At June 30, 2016 and December 31, 2015, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2015	$5,475
Additions	—
Balance, June 30, 2016	$5,475

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

There were no outstanding amounts under the line of credit at June 30, 2016 or December 31, 2015 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of June 30, 2016 and December 31, 2015. No shares of convertible preferred stock were issued and outstanding as of June 30, 2016 or December 31, 2015.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2016 and December 31, 2015. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2016 and December 31, 2015, we reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2016	2015
Options outstanding	11,463,532	11,498,747
Unvested restricted stock units outstanding	12,694,750	7,832,962
Unvested early exercised stock options	4,988	12,428
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	2,912,809	6,672,236
Shares available for purchase under the Employee Stock Purchase Plan	1,424,089	1,561,929
Total	28,500,168	27,578,302

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

Our 2008 Plan was terminated following the date our 2014 Equity Incentive Plan, became effective. Any outstanding stock awards under our 2008 Plan will continue to be governed by the terms of our 2008 Plan and applicable award agreements.

Amended and Restated 2014 Equity Incentive Plan

Our Amended and Restated 2014 Equity Incentive Plan, or the Plan, is the successor to and continuation of our 2008 Plan. Our board of directors adopted our 2014 Plan on April 17, 2014, and our stockholders subsequently approved the 2014 Plan on May 27, 2014, and it became effective on the date that our registration statement was declared effective by the SEC. Our stockholders approved additional amendments to the 2014 Plan on June 23, 2016. These amendments, among other things, set limits on the total value of compensation that may be paid to any of our non-employee directors during any one calendar year.

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of June 30, 2016 there were 1,970,000 options and restricted stock units outstanding under the Inducement Plan.

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

Our restricted stock unit activity for the six months ended June 30, 2016 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	7,832,962	$6.66
Granted	9,018,307	3.38
Vested	(3,092,190)	4.90
Forfeitures	(1,064,329)	6.28
Unvested, June 30, 2016	12,694,750	$4.79

Bonus Plans

In 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-Executive Bonus Plan, or 2015 Bonus Plan, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics.

We issued 1,653,371 shares of unrestricted common stock in the first quarter of 2016 based on amounts earned under the 2015 Non-Executive Bonus Plan. No shares were issued under the 2015 Executive Bonus Plan. Shares issued from the 2015 Non-Executive Bonus Plan reduced the 2014 Plan shares available for issuance.

In May 2016, our compensation committee approved the 2016 Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or 2016 Bonus Plans, each effective as of January 1, 2016.

We recorded stock-based compensation expense related to the 2015 and 2016 Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differed from original estimates, the cumulative effect on current and prior periods of those changes was recorded in the period those estimates were revised.

In the three months ended March 31, 2016, we recorded $924,000 of stock-based compensation expense related to the 2015 Non-Executive Bonus Plan. In the three months ended June 30, 2016, we recorded $3.6 million of stock-based compensation expense related to the 2016 Bonus Plans, including an impact from the first quarter of 2016 of $1.7 million.

Stock Options

Stock option activity under the 2008 Plan and 2014 Plan for the three and six months ended June 30, 2016 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2015	6,672,236	11,498,747	$4.51	6.86	$6,256
Authorized	4,436,933	—
Stock options granted	(1,316,200)	1,316,200	3.36
Issuance of shares under 2016 Bonus Plans	(1,653,371)	—
Restricted stock units granted	(7,364,936)	—

Exercised	—	(277,597)	1.59
Stock options canceled	1,073,818	(1,073,818)	5.32
Restricted stock units canceled	1,064,329	—
Balance—June 30, 2016	2,912,809	11,463,532	$4.37	6.47	$4,285
Vested and exercisable—June 30, 2016		7,792,545	$3.89		$4,285
Vested and expected to vest(1)—June 30, 2016		11,016,467	$4.34		$4,285

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	1,055	443	1,445	873
Research and development	3,812	2,149	6,413	3,877
Sales and marketing	2,992	2,193	6,111	4,028
General and administrative	2,686	1,167	4,825	2,310
Total	$10,545	$5,952	$18,794	$11,088

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	1.5%	1.4% - 1.5%	1.5% - 1.6%
Expected volatility	42%	43% - 44%	42%	43% - 45%
Expected life (in years)	6.1	5.5 - 6.1	6.1	5.5-6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rate	—	—	0.6%	0.1% - 0.6%
Expected volatility	—	—	39%	34% - 35%
Expected life (in years)	—	—	1.3	0.5 - 2.0

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$7.0	2.3
Restricted stock units	47.5	3.2
ESPP	2.5	0.7
Total	$57.0	3.1

Early Exercise of Common Stock

No shares were issued from the early exercise of stock options during the six months ended June 30, 2016. Cash received from the early exercise of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of June 30, 2016 and December 31, 2015 there were 4,988 and 12,428 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes, as a result of the early exercise of common stock options.

As of June 30, 2016 and December 31, 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $22,000 and $48,000, respectively.

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

Rent expense for the three months ended June 30, 2016 and 2015 was $1.6 million and $1.1 million respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $3.4 million and $2.2 million, respectively. The aggregate future minimum lease payments under our agreements are as follows (in thousands):

Year
2016 (remaining)	$3,319
2017	5,905
2018	5,005
2019	4,853
2020	4,071
Thereafter	7,101
Total	$30,254

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through June 30, 2016, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Revenue
United States	$18,890	$17,055	$37,295	$34,881
International	19,991	17,702	39,593	33,370
Total	$38,881	$34,757	$76,888	$68,251

We recognized revenue of $4.8 million, or 12%, and $4.1 million, or 12%, of total revenue from customers with a billing address in Germany for the three months ended June 30, 2016 and 2015, respectively. We recognized revenue of $9.7 million, or 13%, and $7.3 million, or 11%, of total revenue from customers with a billing address in Germany for the six months ended June 30, 2016 and 2015, respectively. No other country, except for the United States and Germany, exceeded 10% of the total revenue in the six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, $1.4 million or 22%, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

13.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(22,934)	$(25,013)	$(42,381)	$(45,973)
Denominator:
Weighted–average shares outstanding	85,323	78,300	84,160	77,740
Less: weighted average shares subject to repurchase	(6)	(102)	(9)	(141)
Weighted–average shares used to compute basic and diluted net loss per share	85,317	78,198	84,151	77,599
Basic and diluted net loss per share	$(0.27)	$(0.32)	$(0.50)	$(0.59)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,	June 30,
	2016	2015
Options to purchase common stock and unvested restricted stock and restricted stock units	24,153,294	21,221,928

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

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 12,000 customers since 2009.

We derive revenue from sales of our software solutions to customers, which are sold either (i) on a perpetual license basis with annual software support when deployed on-premise or (ii) on a subscription basis as a cloud service or when deployed on premise.

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer 12 months or longer terms and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. Over time, we may see variability in the MRC revenue and billings trends, as customers choose to switch between MRC and prepaid billing models, or as a result of the timing of operators usage reporting and other factors.

Our total revenue was $38.9 million and $76.9 million in the three and six months ended June 30, 2016,  respectively, representing a growth rate of 12% and 13%, respectively, from each of the corresponding periods of 2015 which was similar to the prior year, where total revenue grew 10%  and 14% over the three and six months ended June 30, 2014, respectively.

Revenue from subscription and perpetual licenses represented 38% and 25% of total revenue in the three months ended June 30, 2016 and 38% and 26% in the six months ended June 30, 2016, respectively. The balance, constituting 37%  and 36%  of total revenue in the three and six months ended June 30, 2016, respectively, was software support and services revenue, which consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription, and software support and services revenue, as we recognized 32% of our total revenue from subscriptions, 36% from perpetual licenses and 32% from software support and services in the three months ended June 30, 2015 and 31% of our total revenue from subscriptions, 36% from perpetual licenses and 33% from software support and services in the six months ended June 30, 2015. Like the portion of subscription revenue that is generally billed annually in advance, our MRC revenue continued to grow as a percentage of total revenue, comprising 15%  and 16%  for the three and six months ended June 30, 2016,  compared to 14%  and 13%  of our total revenue for the three and six months ended June 30, 2015.

Our perpetual license revenue for the three and six months ended June 30, 2016 was $9.8 million and $20.2 million,  respectively, representing a decrease of $2.6 million and $4.3 million, or 21% and 17%, compared to the corresponding periods of 2015. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and, to a lesser degree, a mix shift in favor of software licenses priced as subscriptions, including MRC, rather than perpetual licenses.

Our subscription revenue for the three and six months ended June 30, 2016 was $14.8 million and $29.4 million, representing an increase of $3.6 million and $8.0 million, or 32% and 37%, compared to the corresponding periods of 2015. While we expect subscription revenue to increase as new and existing customers continue to purchase subscription software licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC deals.

Our software support and services revenue for the three and six months ended June 30, 2016 was $14.3 million and $27.3 million,  respectively, representing an increase of $3.1 million and $4.9 million, or 28% and 22%, compared to the corresponding periods of 2015. The growth rate of support and services revenue is primarily dependent on the perpetual license revenue growth rate and renewals.

Our gross billings were $41.2 million and $79.5 million in the three and six months ended June 30, 2016,  respectively, representing an increase of $2.3 million and $4.2 million, or 6%, from the corresponding periods of 2015. Our gross billings were $165.0 million, $145.7 million and $100.8 million in 2015, 2014 and 2013, respectively, representing growth rates of 13% from 2014 to 2015 and 45% from 2013 to 2014. See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and six months ended June 30, 2016, 51% of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partners strategy, the importance of recruiting and retaining sufficient international personnel and the effect of exchange rates,  and political and financial market instability, including as a result of the recent United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.

Over the past year, we have increased our expenditures to support the development and expansion of our business, and have continued to incur losses. We have incurred net losses of $84.5 million, $61.9 million and $32.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $42.4 million and $46.0 million for the six months ended June 30, 2016 and 2015, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including possible mix shift towards subscription licensing, increasing and entrenched competition, changes in our pricing model, or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense and amortization of intangible assets from revenue, non-GAAP gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Stock-based compensation and amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

Gross and recurring billings, recurring revenue and free cash flow

Our non-GAAP financial measures also include: gross billings, which we define as total revenue plus the change in deferred revenue in a period; recurring billings, which we define as total revenue less perpetual license, hardware, and professional services revenue plus the change in deferred revenue for subscription and software support arrangements in a period, adjusted for nonrecurring perpetual license billings; recurring revenue, which we define as total revenue less perpetual license, hardware, professional services and perpetual amounts recorded as subscription or software support revenue in multiple elements arrangements; and free cash flow, which we define as cash used in operating activities less the amount of property and equipment purchased. We consider gross billings to be a useful metric for management and investors because subscription billings, excluding MRC, and software support and services billings drive deferred revenue, which is an important indicator of future revenue. Similarly, we consider recurring billings and recurring revenue to be useful metrics because they are important indicators of the portion of our business that we would expect to recur each year. There are a number of limitations related to the use of gross, recurring billings and recurring revenue. First, gross and recurring billings include amounts that have not yet been recognized as revenue. Second, our calculation of gross and recurring billings may be different from other companies that report similar financial measures. Third, recurring revenue excludes perpetual license amounts recognized from multiple elements arrangements that we record as subscription or software support revenue in our GAAP statements of operations, and these perpetual license amounts are based on invoice value, not fair value, although we believe invoice value approximates the fair value of the element. Fourth, in the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are billed to us by the service provider on a monthly basis over time and one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. We compensate for these limitations by providing specific information regarding revenue and evaluating gross and recurring billings and recurring revenue together with revenue calculated in accordance with GAAP. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages and per share data)	2016	2015	2016	2015
Gross billings	$41,212	$38,904	$79,500	$75,318
Year-over-year percentage increase	6%	—	6%	—
Recurring billings	$30,439	$25,128	$57,208	$48,739
Percentage of gross billings	74%	65%	72%	65%
Year-over-year percentage increase	21%	—	17%	—
Recurring revenue	$27,609	$21,574	$54,247	$41,226
Percentage of total revenue	71%	62%	71%	60%
Year-over-year percentage increase	28%	—	32%	—
Non-GAAP gross profit	$31,973	$28,854	$63,254	$56,507
Non-GAAP gross margin	82.2%	83.0%	82.3%	82.8%
Non-GAAP operating loss	$(12,067)	$(18,678)	$(23,070)	$(34,023)
Non-GAAP operating margin	(31.0)%	(53.7)%	(30.0)%	(49.9)%
Non-GAAP net loss	$(12,235)	$(18,838)	$(23,279)	$(34,438)
Non-GAAP loss per share	$(0.14)	$(0.24)	$(0.28)	$(0.44)
Free cash flow	$(10,589)	$(18,049)	$(15,724)	$(29,630)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$38,881	$34,757	$76,888	$68,251
Total deferred revenue, end of period (1)	72,487	61,241	72,487	61,241
Less: Total deferred revenue, beginning of period	(70,156)	(57,094)	(69,875)	(54,174)
Total change in deferred revenue	2,331	4,147	2,612	7,067
Gross billings	$41,212	$38,904	$79,500	$75,318
Recurring billings reconciliation:
Total revenue	$38,881	$34,757	$76,888	$68,251
Less: Perpetual license revenue	(9,783)	(12,347)	(20,151)	(24,406)
Less: Professional services revenue	(1,023)	(433)	(1,593)	(1,703)
Subscription and software support deferred revenue, end of period (1)	70,286	57,529	70,286	57,529
Less: Subscription and software support deferred revenue, beginning of period	(67,579)	(53,115)	(67,267)	(49,194)
Total change in subscription and software support deferred revenue	2,707	4,414	3,019	8,335
Less: Adjustments (2)	(343)	(1,263)	(955)	(1,738)
Recurring billings	$30,439	$25,128	$57,208	$48,739
Recurring revenue reconciliation:
Total revenue	38,881	34,757	76,888	68,251
Less: Perpetual license revenue	(9,783)	(12,347)	(20,151)	(24,406)
Less: Professional services revenue	(1,023)	(433)	(1,593)	(1,703)
Less: Perpetual license recorded over the term of subscription or software support (3)	(466)	(403)	(897)	(916)
Recurring revenue:	$27,609	$21,574	$54,247	$41,226
Non-GAAP gross profit reconciliation:
Gross profit	$30,764	$28,188	$61,501	$55,187
Add: Stock-based compensation expense	1,055	443	1,445	873
Add: Amortization of intangible assets	154	223	308	447
Non-GAAP gross profit	$31,973	$28,854	$63,254	$56,507
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	79.1%	81.1%	80.0%	80.9%
GAAP to non-GAAP gross margin adjustments	3.1%	1.9%	2.3%	1.9%
Non-GAAP gross margin	82.2%	83.0%	82.3%	82.8%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(22,766)	$(24,853)	$(42,172)	$(45,558)
Add: Stock-based compensation expense	10,545	5,952	18,794	11,088
Add: Amortization of intangible assets	154	223.0	308.0	447
Non-GAAP operating loss	$(12,067)	$(18,678)	$(23,070)	$(34,023)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(58.6)%	(71.5)%	(54.8)%	(66.8)%
GAAP to non-GAAP operating margin adjustments	27.6%	17.8%	24.8%	16.9%
Non-GAAP operating margin	(31.0)%	(53.7)%	(30.0)%	(49.9)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(22,934)	$(25,013)	$(42,381)	$(45,973)
Add: Stock-based compensation expense	10,545	5,952	18,794	11,088
Add: Amortization of intangible assets	154	223	308	447
Non-GAAP net loss	$(12,235)	$(18,838)	$(23,279)	$(34,438)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.27)	$(0.32)	$(0.50)	$(0.59)
Add: Stock-based compensation expense per share	0.12	0.08	0.22	0.14
Add: Amortization of intangible assets per share	0.01	—	—	0.01
Non-GAAP net loss per share	$(0.14)	$(0.24)	$(0.28)	$(0.44)
Free cash flow:
Net cash used in operating activities	$(10,126)	$(16,977)	$(13,672)	$(27,603)
Purchase of property and equipment	(463)	(1,072)	(2,052)	(2,027)
Free cash flow	$(10,589)	$(18,049)	$(15,724)	$(29,630)

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

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and six months ended June 30, 2016 and 2015.

Subscription revenue

Subscription revenue is generated from subscriptions to our on-premise term licenses, arrangements where perpetual and term license subscriptions are bundled together, and subscriptions to our cloud service. These revenues are recognized ratably over the subscription period or term. In addition, MRC revenue, which is revenue from month-to-month subscription arrangements that are typically sold through service providers and billed in arrears on a monthly basis based on active devices or users, is also a component of subscription revenue. Except for MRC, we typically bill subscriptions annually in advance.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long-term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants, options and stock-settled bonus plans, if any.  Stock-based compensation expense was $18.8 million and $11.1 million in the six months ended June 30, 2016 and 2015, respectively.

In July 2016, we initiated a reduction in our workforce to further align our cost structure with expected revenue growth and expect to pay approximately $800,000 in severance and severance-related costs, primarily in our third fiscal quarter of 2016.

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

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of legal fees, and accounting and consulting costs. While our general and administrative expense, exclusive of stock-based compensation expense, as a percentage of total revenue may fluctuate, we expect it to decrease over the long term as a percentage of total revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Perpetual license	$9,783	$12,347	$20,151	$24,406
Subscription	14,803	11,217	29,426	21,414
Software support and services	14,295	11,193	27,311	22,431
Total revenue	38,881	34,757	76,888	68,251
Cost of revenue (1)
Perpetual license	629	627	1,488	1,226
Subscription	2,199	1,688	3,982	3,427
Software support and services	5,289	4,254	9,917	8,411
Total cost of revenue	8,117	6,569	15,387	13,064
Gross profit	30,764	28,188	61,501	55,187

Operating expenses:
Research and development (1)	18,019	14,899	34,946	28,400
Sales and marketing (1)	27,246	29,037	52,914	54,842
General and administrative (1)	8,265	9,105	15,813	17,503
Total operating expenses	53,530	53,041	103,673	100,745
Operating loss	(22,766)	(24,853)	(42,172)	(45,558)
Other (income) expense - net	(30)	16	(165)	138
Loss before income taxes	(22,736)	(24,869)	(42,007)	(45,696)
Income tax expense	198	144	374	277
Net loss	$(22,934)	$(25,013)	$(42,381)	$(45,973)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$1,055	$443	$1,445	$873
Research and development	3,812	2,149	6,413	3,877
Sales and marketing	2,992	2,193	6,111	4,028
General and administrative	2,686	1,167	4,825	2,310
Total	$10,545	$5,952	$18,794	$11,088

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Perpetual license	25%	36%	26%	36%
Subscription	38	32	38	31
Software support and services	37	32	36	33
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	2	2	2	2
Subscription	6	5	5	5
Software support and services	13	12	13	12
Total cost of revenue	21	19	20	19
Gross profit	79	81	80	81
Operating expenses:
Research and development	46	43	45	42
Sales and marketing	70	84	69	80
General and administrative	21	26	21	26
Total operating expenses	137	153	135	148
Operating loss	(58)	(72)	(55)	(67)
Other (income) expense - net	—	—	—	—
Loss before income taxes	(58)	(72)	(55)	(67)
Income tax expense	1	—	—	—
Net loss	(59)%	(72)%	(55)%	(67)%

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Perpetual	$9,783	$12,347	$(2,564)	(21)%
Subscription	14,803	11,217	3,586	32
Software support and services	14,295	11,193	3,102	28
Total revenue	$38,881	$34,757	$4,124	12%

Percentage of total revenue
Perpetual	25%	36%
Subscription	38	32
Software support and services	37	32
	100%	100%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Perpetual	$20,151	$24,406	$(4,255)	(17)%
Subscription	29,426	21,414	8,012	37
Software support and services	27,311	22,431	4,880	22
Total revenue	$76,888	$68,251	$8,637	13%

Percentage of total revenue
Perpetual	26%	36%
Subscription	38	31
Software support and services	36	33
	100%	100%

	Three Months Ended
	June 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$18,890	49%	$17,055	49%	$1,835	11%
International	19,991	51	17,702	51	2,289	13
Total revenue	$38,881	100%	$34,757	100%	$4,124	12%

	Six Months Ended
	June 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$37,295	49%	$34,881	51%	$2,414	7%
International	39,593	51	33,370	49	6,223	19
Total revenue	$76,888	100%	$68,251	100%	$8,637	13%

Perpetual license revenue decreased $2.6 million, or 21%, and $4.3 million, or 17%, in the three and six months ended June 30, 2016, respectively, compared to the corresponding periods of 2015, primarily due to a slowdown in perpetual license orders and a shift in favor of software licenses priced as subscriptions, including MRC.

Subscription revenue increased $3.6 million, or 32%, and $8.0 million, or 37%, in the three and six months ended June 30, 2016, respectively, compared to the corresponding periods of 2015, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC revenue to $6.1 million in the three months ended June 30, 2016 from $4.9 million in the three months ended June 30, 2015. MRC revenue increased to $12.8 million in the six months ended June 30, 2016 from $9.2 million in the six months ended June 30, 2015.

Software support and services revenue increased $3.1 million, or 28%, and $4.9 million, or 22%, in the three and six months ended June 30, 2016, respectively, compared to the corresponding periods of 2015, primarily as a result of an increased installed base of customers that pay recurring software support. Professional services revenue increased from $433,000 to $1.0 million,  in the three months ended June 30, 2016,  compared to the corresponding period of 2015, as a result of the recognition of revenue from a number of professional services engagements that we completed in the quarter ended June 30, 2016. Professional services revenue decreased from $1.7 million to $1.6 million in the six months ended June 30, 2016 compared to the corresponding period of 2015, as a result of most of the revenue from one non-

recurring development arrangement being recognized in the six months ended June 30, 2015 compared to a  minimal amount from that arrangement being recognized in the six months ended June 30, 2016.

Revenue from international sales increased 13% and 19%, respectively, in the three and six months ended June 30, 2016 compared to the corresponding periods of 2015 due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States.

Revenue from U.S. sales increased 11% and 7% in the three and six months ended June 30, 2016, respectively, compared to the corresponding periods of 2015 due to an increased customer base and a  decrease in the effect from a  shift in product mix from perpetual to subscription licenses that started in 2015.

Revenue from our largest reseller, AT&T, decreased to 15%  and 16% of total revenue in the three and six months ended June 30, 2016,  respectively, as compared to 17%  and 18%  of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three and six months ended June 30, 2016 and 2015.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$629	2%	$627	2%	$2	—%
Subscription	2,199	6	1,688	5	511	30
Software support and services	5,289	13	4,254	12	1,035	24
Total cost of revenue	$8,117	21%	$6,569	19%	$1,548	24%
Gross profit	$30,764		$28,188		$2,576
Gross margin		79%		81%

	Six Months Ended
	June 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$1,488	2%	$1,226	2%	$262	21%
Subscription	3,982	5	3,427	5	555	16
Software support and services	9,917	13	8,411	12	1,506	18
Total cost of revenue	$15,387	20%	$13,064	19%	$2,323	18%
Gross profit	$61,501		$55,187		$6,314
Gross margin		80%		81%

Total cost of revenue increased $1.6 million, or 24%, in the three months ended June 30, 2016 compared to the same period of the prior year. Perpetual license cost of revenue remained flat,  as  an increase in costs from sales of our hardware appliances was offset by a  decrease in intangible assets amortization and royalties expense. Subscription cost of revenue increased $511,000, or 30%, due mainly to an increase in Global Customer Success organization and data center operations expense. Software support and services cost of revenue increased $1.0 million, or 24%, due primarily to an increase in Global Customer Success organization payroll-related expenses.

Total cost of revenue increased $2.3 million, or 18%, in the six months ended June 30, 2016 compared to the same period of the prior year. Perpetual license cost of revenue increased $262,000, or 21%, primarily due to an increase in sales of our hardware appliances, partially offset by a  decrease in intangible assets amortization. Subscription cost of revenue increased $555,000, or 16%, due to an increase in data center operations expense, royalties, Global Customer Success organization payroll-related expense and other third-party costs. Software support and services cost of revenue increased $1.5 million, or 18%, primarily due to an increase in Global Customer Success organization payroll-related expense.

Operating Expenses

	Three Months Ended
	June 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$18,019	46%	$14,899	43%	$3,120	21%
Sales and marketing	27,246	70	29,037	84	(1,791)	(6)
General and administrative	8,265	21	9,105	26	(840)	(9)
Total operating expenses	$53,530	137%	$53,041	153%	$489	1%

	Six Months Ended
	June 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$34,946	45%	$28,400	42%	$6,546	23%
Sales and marketing	52,914	69	54,842	80	(1,928)	(4)
General and administrative	15,813	21	17,503	26	(1,690)	(10)
Total operating expenses	$103,673	135%	$100,745	148%	$2,928	3%

Research and development expense increased $3.1 million, or 21%, in the three months ended June 30, 2016 compared to the corresponding period of 2015 primarily due to an increase in personnel costs of $2.4 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $1.7 million that was driven primarily by restricted stock unit grants and our stock-settled bonus. Facilities and other infrastructure expense increased by $535,000 to support the increased headcount in research and development and is additionally reflective of office rent increases in the Mountain View area. Professional fees increased by $145,000 to support the Company’s product development initiatives.

Research and development expense increased $6.5 million, or 23%, in the six months ended June 30, 2016 compared to the corresponding period of 2015, primarily due to an increase in personnel costs of $4.3 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $2.5 million driven primarily by a stock-settled bonus accrual and restricted stock unit grants. Facilities and other infrastructure expense increased by $1.5 million to support the increased headcount in research and development and is additionally reflective of office rent increases in the Mountain View area. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas. Professional fees increased by $647,000 to support product development initiatives.

Sales and marketing expense decreased $1.8 million, or 6%, in the three months ended June 30, 2016 compared to the corresponding period of 2015 primarily due to a decrease in personnel costs of $1.2 million and travel expenses of $944,000, partially offset by an increase in professional fees expense of $252,000 and spending on marketing programs of $197,000. Within personnel costs, salary-related expenses decreased by $1.2 million and stock-based compensation expense increased by $799,000 in the three months ended June 30, 2016 compared to the corresponding period of the prior year, while sales commission expense decreased by $719,000. The headcount reduction completed in the third quarter of 2015 and a more measured approach to hiring and replacing personnel since then is the primary reason for the salary-related expense decrease.  Our sales commission expense was lower than in the prior year due to changes in our compensation plans and performance relative to those plans. The stock-based compensation expense increase was driven primarily by restricted stock unit grants and expense associated with our stock-settled bonus.

Sales and marketing expense decreased $1.9 million, or 4%, in the six months ended June 30, 2016 compared to the corresponding period of 2015, primarily due to a decrease in personnel costs of $1.8 million related to decreased sales headcount. This includes an increase of $2.1 million for stock-based compensation expense, driven primarily by restricted stock unit grants and a stock-settled bonus accrual. The headcount reduction completed in the third quarter of 2015 and a more measured approach to hiring and replacing personnel since then is the primary reason for the salary-related expense decrease. Travel-related expense decreased $1.5 million, again due to cost reduction initiatives implemented in the third quarter of 2015.  The decrease in payroll-related and travel expenses was partially offset by an increase in professional fees of  $385,000 to support sales primarily in international markets and an increase in third-party marketing-related expense of  $922,000 as we expanded customer and partner programs and marketing infrastructure.

General and administrative expense decreased $840,000, or 9%, in the three months ended June 30, 2016 compared to the corresponding period of 2015 primarily due to a $2.5 million decrease in litigation legal fees as a result of our settlement of global patent litigation with Good Technology in the fourth quarter of 2015. The decrease in litigation legal fees was partially offset by an increase in personnel costs of $1.6 million. This includes an increase in stock-based compensation expense of $1.5 million, which was driven primarily by the grant of restricted stock units and our stock-settled bonus program.

General and administrative expense decreased $1.7 million, or 10%, in the six months ended June 30, 2016 compared to the corresponding period of 2015, primarily due to a $4.6 million decrease in litigation legal fees in connection with our patent litigation partially offset by an increase in personnel costs of $2.8 million. This includes an increase in stock-based compensation expense of $2.5 million, which was driven primarily by a stock-settled bonus accrual and restricted stock unit grants.

Other (Income) Expense—Net

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Other (income) expense—net	$(30)	$16	$(46)	(288)%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Other (income) expense—net	$(165)	$138	$(303)	(220)%

Other (income) expense—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $113,000 of interest income for the three months ended June 30, 2016 and $66,000 for the three months ended June 30, 2015. Interest income was $205,000 for the six months ended June 30, 2016 and $116,000 for the six months ended June 30, 2015. We also recorded $89,000 and $83,000 of foreign currency losses for the three months ended June 30, 2016 and 2015,  and $47,000 and $257,000 of foreign currency losses for the six months ended June 30, 2016 and 2015, respectively.

Income Tax Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Income tax expense	$198	$144	$54	38%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Income tax expense	$374	$277	$97	35%

Income tax expense was $198,000 in the three months ended June 30, 2016 and $144,000 in the corresponding period of 2015.  Income tax expense was $374,000 in the six months ended June 30, 2016 and $277,000 in the corresponding period of 2015. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$41,535	$47,234
Short term-investments	43,622	49,576
Long-term investments	755	2,094
Total cash, cash equivalents and investments	$85,912	$98,904

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Net cash used in operating activities	$(13,672)	$(27,603)	$13,931	(50)%
Net cash provided by (used in) investing activities	$5,188	$(37,686)	$42,874	(114)
Net cash provided by financing activities	$2,785	$6,741	$(3,956)	(59)%

At June 30, 2016, we had cash and cash equivalents of $41.5 million. Substantially all of our cash and cash equivalents are held in the United States. At June 30, 2016, we had short-term investments of $43.6 million and long-term investments of $0.8 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At June 30, 2016, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

Cash Used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs, which we expect to be lower in the latter part of 2016 due to a third quarter reduction in workforce.

In the six months ended June 30, 2016, we used $13.7 million of cash for operating activities compared to $27.6 million in the corresponding period of the prior year. We incurred a net loss of $42.4 million in the six months ended June 30, 2016 as we increased our operating expenses 3% to $103.7 million and increased our cost of revenue 18% to $15.4 million relative to the corresponding period of 2015. The net loss included non-cash charges of $20.8 million, primarily due to stock-based compensation and depreciation expense, compared to $13.1 million in the six months ended June 30, 2015. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $7.4 million favorable change in accounts receivable and a $2.6 million increase in deferred revenue that were partially offset by an unfavorable change in other working capital items of $2.2 million.

In the corresponding period of 2015, we used $27.6 million of cash for operating activities primarily as a result of the expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative departments. We incurred a net loss of $46.0 million in the six months ended June 30, 2015. The net loss included non-cash charges of $13.1 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $7.1 million increase in deferred revenue, a $2.5 million favorable change in accounts receivable and a $1.2 million favorable change in accounts payable that were partially offset by an unfavorable change in other working capital items of $5.5 million.

Cash Provided by (Used in) Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities offset by maturities of the investment securities. We expect to continue to make purchases of property and equipment to support the growth of our business.

Cash provided by investing activities was $5.2 million for the six months ended June 30, 2016, as compared to cash used in investing activities of $37.7 million in the corresponding period of 2015. In the six months ended June 30, 2016, we received $49.3 million from maturities of investment securities and invested $42.0 million in new investment securities, compared to the six months ended June 30, 2015 where we received $10.7 million from maturities of our investments and invested $46.4 million in new investment securities. Purchases of property and equipment were $2.1 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth, and the six months ended June 30, 2016 also included purchases to fit-out new office facilities.

Cash Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of convertible preferred stock and common stock, the exercise of stock options, our ESPP and borrowings and repayments under our revolving line of credit.

In the six months ended June 30, 2016, our financing activities provided $2.8 million of cash. We received $443,000 from the exercise of stock options and $2.3 million from ESPP contributions.

In the six months ended June 30, 2015, our financing activities provided $6.7 million of cash. We received $3.4 million from the exercise of stock options and $3.3 million from ESPP contributions.

Off-Balance-Sheet Arrangements

At June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2016, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $84.5 million, $61.9 million and $32.5 million in 2015, 2014 and 2013, respectively, and had a net loss of $22.9 million and $42.4 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, our accumulated deficit was $317.6 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition over the past year, we have increased our expenditures to support the development and expansion of our business. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2016. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. The timing and size of sales of our solutions makes our revenue highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Historically, a substantial portion of our revenue has been generated from sales of software solutions sold as perpetual licenses to large enterprise companies, which tend to close near the end of a given quarter. Further, our customers’ and prospective customers’ buying patterns and sales cycles can vary significantly from quarter to quarter and are not subject to an established pattern over the course of a quarter. Accordingly, at the beginning of a quarter, we have limited visibility into the level of sales that will be made in that quarter. If expected revenue at the end of any quarter is reduced or delayed for any reason, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results or other key metrics for a given quarter.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. However, we have experienced a slowdown in perpetual license orders. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer.

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

We have invested significant time and financial resources in the development of our platforms and infrastructure and believe that we must continue to dedicate substantial resources to our research and development efforts to maintain our competitive position.  Developing our products is expensive, and the investment in product development may not generate additional revenue in the near-term or at all. The research and development of new technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate forecasts of technology, market trends and consumer needs. Our failure to successfully develop new and improved products, services and technologies may reduce our future growth and profitability and may adversely affect our business, results and financial condition.

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

An increasing portion of our sales has been generated from subscription, including MRC, licenses. This mix shift towards subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could increase this shift to MRC billings. We may attempt to mitigate these risks by converting service providers or customers from MRC to perpetual or other licensing arrangements, which may reduce the long term value of the customer relationship.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel, including our senior management. In 2015 and the first half of 2016, we have had substantial changes in our executive team. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have significantly expanded our operations during the past few years. We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including a July 2016 restructuring to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

A security breach of our cloud service infrastructure or a disruption of our cloud service availability for any reason could result in liabilities, lost business and reputational harm.

In connection with providing our cloud service to customers, we obtain access to certain sensitive data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of our indemnity obligations to our cloud service customers and settling or defending claims made against us.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently. In addition, they generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage sensitive data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or Internet connectivity services. If we sustain frequent or prolonged disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 16% of our total revenue for the six months ended June 30, 2016.

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

We have made a variety of changes to our North American channel strategy which can cause confusion among our existing resellers. In addition, we have sold and may in the future sell directly to end-user customers, which may adversely affect our relationship with our channel partners.

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

Internationally, different jurisdictions have a variety of data security and privacy laws, with which we or our customers must comply, including the Data Protection Directive and the recently adopted Global Data Protection Regulation in the European Union and the Federal Data Protection Act in Germany. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in October 2015, the European Court of Justice declared invalid the European Commission’s decision creating the so-called Safe Harbor Framework, which we have relied on to transfer personal information from the European Union to the United States. The European Commission and the United States agreed in July 2016 on a new transatlantic data transfer framework, the EU-US Privacy Shield, which replaces the Safe Harbor Framework. Certification under the EU-US Privacy Shield is expected to begin in August 2016; however, legal challenges to the Privacy Shield have already been raised. We are closely monitoring developments related to the Privacy Shield and requirements for transferring personal data outside of the EU.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2015, 2014, 2013 and the six months ended June 30, 2016, 50%, 45%, 44% and 51% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2015, approximately 36% of our employees were located abroad.

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

The trading price of our common stock has declined since our Initial Public Offering, and the shares are thinly traded. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.78 to as high as $12.05 through June 30, 2016. Any fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 45% of the outstanding shares of our common stock as of June 30, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of June 30, 2016, we have 85,654,690 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we did not repurchase any of the shares subject to repurchase.

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

Through of June 30, 2016, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents, short-term investments and long-term investments. As of June 30, 2016, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

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
Simon Biddiscombe
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: July 29, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	At-Will Employment Agreement between MobileIron, Inc., and Greig Patton, dated June 1, 2016					X
10.2(1)	MobileIron, Inc. Amended and Restated 2014 Equity Incentive Plan					X
10.3(1)	MobileIron, Inc. Amended and Restated Non-Employee Directors Compensation Policy					X
10.4(1)	MobileIron, Inc. 2016 Non-Executive Bonus Plan					X
10.5(1)	MobileIron, Inc. 2016 Executive Bonus Plan					X
10.6	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 4, 2016					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.