Form 10-Q
period 2016-09-30
MOBILEIRON, INC.
filed 2016-10-28
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

At October 24, 2016, there were 87,912,106 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2016

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations and growth;

—	our business plan and our ability to effectively manage our expenses;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to attract new customers and further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	our expectations concerning the mix of our sales of subscriptions and perpetual licenses;

—	cost of revenue, including changes in costs associated with hardware, royalties, customer support and data center operations;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel and other partners;

—	economic and industry trends or trend analysis;

—	our expectations concerning the outcome of litigation; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$38,083	$47,234
Short-term investments	41,612	49,576
Accounts receivable, net of allowance for doubtful accounts of $400 and $628 at September 30, 2016 and December 31, 2015, respectively	41,660	42,674
Prepaid expenses and other current assets	6,254	4,809
TOTAL CURRENT ASSETS	127,609	144,293
Long-term investments	700	2,094
Property and equipment—net	5,829	6,572
Intangible assets—net	799	1,261
Goodwill	5,475	5,475
Other assets	1,382	1,419
TOTAL ASSETS	$141,794	$161,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,054	$2,551
Accrued expenses	17,428	19,196
Deferred revenue-current	59,327	55,978
TOTAL CURRENT LIABILITIES	77,809	77,725
Long-term liabilities:
Deferred revenue-noncurrent	18,845	13,897
Other long-term liabilities	1,959	1,353
TOTAL LIABILITIES	98,613	92,975

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 87,829,110 shares and 81,326,237 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9	8
Additional paid-in capital	375,351	343,336
Accumulated deficit	(332,179)	(275,205)
TOTAL STOCKHOLDERS’ EQUITY	43,181	68,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,794	$161,114

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Perpetual license	$11,311	$13,644	$31,462	$38,050
Subscription	15,570	12,253	44,996	33,667
Software support and services	14,685	12,104	41,996	34,535
Total revenue	41,566	38,001	118,454	106,252

Cost of revenue
Perpetual license	652	745	2,140	1,971
Subscription	2,202	1,939	6,184	5,366
Software support and services	4,774	4,889	14,691	13,300
Restructuring charge	181	—	181	—
Total cost of revenue	7,809	7,573	23,196	20,637
Gross profit	33,757	30,428	95,258	85,615

Operating expenses:
Research and development	16,238	16,968	51,185	45,368
Sales and marketing	24,001	25,856	76,914	80,698
General and administrative	6,961	10,469	22,774	27,972
Restructuring charge	871	1,049	871	1,049
Total operating expenses	48,071	54,342	151,744	155,087

Operating loss	(14,314)	(23,914)	(56,486)	(69,472)
Other (income) expense - net	(19)	(2)	(184)	136
Loss before income taxes	(14,295)	(23,912)	(56,302)	(69,608)
Income tax expense	298	183	672	460
Net loss	$(14,593)	$(24,095)	$(56,974)	$(70,068)
Net loss per share, basic and diluted	$(0.17)	$(0.30)	$(0.67)	$(0.90)
Weighted-average shares used to compute net loss per share, basic and diluted	86,713	79,373	85,008	78,196

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2015	81,326,237	$8	$343,336	$(275,205)	$68,139
Issuance of common stock for stock option exercises, net of repurchases	496,834	—	821	—	821
Vesting of early exercised stock options	8,990	—	32	—	32
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,799,341	—	4,851	—	4,851
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	1,653,371	1	5,638	—	5,639
Vesting of restricted stock units	2,544,337	—	—	—	—
Stock-based compensation	—	—	20,673	—	20,673
Net loss	—	—	—	(56,974)	(56,974)
BALANCE—September 30, 2016	87,829,110	$9	$375,351	$(332,179)	$43,181

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,974)	$(70,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,666	20,373
Depreciation	2,540	1,938
Amortization of intangible assets	462	670
Accretion of investment securities	24	282
Provision for doubtful accounts	44	150
Changes in operating assets and liabilities:
Accounts receivable	970	443
Other current and noncurrent assets	(1,401)	(1,894)
Accounts payable	(944)	1,870
Accrued expenses and other long-term liabilities	119	(4,707)
Deferred revenue	8,297	10,158
Net cash used in operating activities	(20,197)	(40,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,349)	(2,447)
Proceeds from maturities of investment securities	70,717	21,895
Purchase of investment securities	(61,383)	(46,694)
Net cash provided by (used in) investing activities	6,985	(27,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	3,247	3,969
Proceeds from exercise of stock options	814	4,391
Net cash provided by financing activities	4,061	8,360
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,151)	(59,671)
CASH AND CASH EQUIVALENTS—Beginning of period	47,234	104,287
CASH AND CASH EQUIVALENTS—End of period	$38,083	$44,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$817	$261
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	$5,639	$—
Value of shares issued under the Employee Stock Purchase Plan	$4,851	$7,359

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2016,  our operating results for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $117,000 and $64,000 for the three months ended September 30, 2016 and 2015, respectively, and $164,000 and $321,000 for the nine months ended September 30, 2016 and 2015, respectively, in other expense—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $19.0 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. As of September 30, 2016 and December 31, 2015 we have an allowance for doubtful accounts of $400,000 and $628,000, respectively.

One reseller accounted for 17% of total revenue (1% as an end customer) for the three and nine months ended September 30, 2016, and for 16% of total revenue (1% as an end customer) and 18% of total revenue (1% as an end customer) for the three and nine months ended September 30, 2015, respectively. The same reseller accounted for 21%  and 14% of net accounts receivable as of September 30, 2016 and December 31, 2015.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. We recorded $115,000 and $83,000 of interest income for the three months ended September 30, 2016 and 2015, respectively, and recorded $320,000 and $223,000 of interest income for the nine months ended September  30, 2016 and 2015, respectively.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2016 and 2015, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

Inventory

We have appliances (industry standard hardware servers available from multiple vendors) that are available for customers to purchase, on which we will install our software prior to shipment. Inventory is stated at the lower of cost or market value. We value our inventory using the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating carrying value—such adjustments were not material for any period presented. The entire inventory is comprised of finished goods. As of September 30, 2016 and December 31, 2015, we had inventory of $171,000 and $309,000, respectively, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate for the three and nine months ended September 30, 2016 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. For stock options, restricted stock units or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and nine months ended September 30, 2016 and 2015 was not significant.

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

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. As clarified by the FASB on July 9, 2015, provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We currently plan to adopt the new standard effective January 1, 2018. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to our accounting for subscriptions to our on-premise term licenses, specifically, as under the new standard we expect to recognize revenue from subscriptions to our on-premise term licenses predominantly at the time of billing rather than ratably over the license term. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard will be dependent on contract-specific terms.

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

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Computers and appliances	$9,404	$7,908
Purchased software	2,288	2,220
Furniture and fixtures	1,412	1,338
Leasehold improvements	2,927	2,887
Total property and equipment	16,031	14,353
Accumulated depreciation and amortization	(10,202)	(7,781)
Total property and equipment—net	$5,829	$6,572

Accrued Expenses —Accrued expenses at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued commissions	$4,232	$4,181
Accrued stock-settled bonus	5,069	4,714
Accrued vacation	616	512
Employee Stock Purchase Plan liability	726	2,329
Other accrued payroll-related expenses	2,620	2,483
Other accrued liabilities	4,165	4,977
Total accrued expenses	$17,428	$19,196

Deferred Revenue —Current and non-current deferred revenue at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Perpetual license	$194	$400
Subscription	32,321	25,013
Software support	43,635	42,254
Professional services	2,022	2,208
Total current and noncurrent deferred revenue	$78,172	$69,875

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

Our financial assets that are carried at fair value include cash and money market funds. We had no other financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2016 or December 31, 2015.

Our financial instruments measured at fair value as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,996	$—	$—	$18,996
Corporate debt securities	—	11,707	—	11,707
Commercial paper	—	36,005	—	36,005
Securities and obligations of U.S. government agencies	—	2,406	—	2,406
Total	$18,996	$50,118	$—	$69,114

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,850	$—	$—	$18,850
Corporate debt securities	—	28,520	—	28,520
Commercial paper	—	24,187	—	24,187
Securities and obligations of U.S. government agencies	—	12,426	—	12,426
Total	$18,850	$65,133	$—	$83,983

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$11,707	$3	$(3)	$11,707
Commercial paper	35,992	15	(2)	36,005
Securities and obligations of U.S. government agencies	2,404	2	—	2,406
Total	$50,103	$20	$(5)	$50,118

	As of December 31, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$28,549	$1	$(30)	$28,520
Commercial paper	24,187	1	(1)	24,187
Securities and obligations of U.S. government agencies	12,431	—	(5)	12,426
Total	$65,167	$2	$(36)	$65,133

The following table summarizes the balance sheet classification of our investments:

	As of September 30,	As of December 31,
(in thousands)	2016	2015
Cash equivalents	$7,791	$13,499
Short-term investments	41,612	49,574
Long-term investments	700	2,094
Total investments	$50,103	$65,167

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of September 30, 2016		As of December 31, 2015
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$49,403	$49,418	$63,073	$63,040
Due after one year through five years	700	700	2,094	2,093
Total	$50,103	$50,118	$65,167	$65,133

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the nine months ended September 30, 2016, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,281)	—	$799
Total	$3,080	$(2,281)	$—	$799

	December 31, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,819)	—	$1,261
Total	$3,080	$(1,819)	$—	$1,261

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on September 30, 2016 was 1.35 years.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2016 (remaining)	$154
2017	545
2018	100
2019	—
2020	—
Total	$799

At September 30, 2016 and December 31, 2015, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2015	$5,475
Additions	—
Balance, September 30, 2016	$5,475

6. Restructuring Charge

In addition to our restructuring plans initiated in August 2015, we initiated a reduction in our workforce during the three months ended September 30, 2016, to further align our cost structure with expected revenue growth and recorded all amounts associated with the restructuring plan as an expense.

Restructuring costs, recorded in operating expenses, totaled $1.0 million for the three and nine months ended September 30, 2016.

The following table summarizes the restructuring activities during the three and nine months ended September 30, 2016 (in thousands):

Severance
and Related Costs
Balance, December 31, 2015	$—
Provision for restructuring charges	1,052
Cash payments	(942)
Balance, September 30, 2016	$110

The remaining restructuring balance of $110,000 at September 30, 2016, recorded in accrued expenses, is for severance expense that we expect to pay by March 31, 2017.

7. Line of Credit

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

There were no other outstanding amounts under the line of credit at September 30, 2016 or December 31, 2015 and we were in compliance with all financial covenants.

8.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of September 30, 2016 and December 31, 2015. No shares of convertible preferred stock were issued and outstanding as of September 30, 2016 or December 31, 2015.

9.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2016 and December 31, 2015. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2016 and December 31, 2015, we reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2016	2015
Options outstanding	10,739,871	11,498,747
Unvested restricted stock units outstanding	11,210,178	7,832,962
Unvested early exercised stock options	3,438	12,428
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	3,796,287	6,672,236
Shares available for purchase under the Employee Stock Purchase Plan	575,974	1,561,929
Total	26,325,748	27,578,302

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

The number of shares of our common stock reserved for issuance under our 2014 Plan will automatically increase on January 1 of each year through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2016, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,066,933 shares, which was 5% of the total number of capital stock outstanding at December 31, 2015.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of September 30, 2016 there were 1,970,000 options and restricted stock units outstanding under the Inducement Plan.

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

The initial number of shares of our common stock initially reserved for issuance under our ESPP was 2,071,428 shares. The number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2016, we increased the number of shares available for issuance under the ESPP by 813,386 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2015.

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

Our restricted stock unit activity for the nine months ended September 30, 2016 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	7,832,962	$6.66
Granted	9,951,525	3.36
Vested	(4,197,708)	4.95
Forfeitures	(2,376,601)	5.65
Unvested, September 30, 2016	11,210,178	$4.59

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

In the three months ended March 31, 2016, we recorded $924,000 of stock-based compensation expense under the 2015 Non-Executive Bonus Plan. We recorded $1.5 million and $5.1 million in the three and nine months ended September 30, 2016, respectively, of stock-based compensation expense from the 2016 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and Inducement Plan for the nine months ended September 30, 2016 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2015	6,672,236	11,498,747	$4.51	6.86	$6,256
Authorized	4,436,933	—
Stock options granted	(1,316,200)	1,316,200	3.36
Issuance of shares under 2016 Bonus Plans	(1,653,371)	—
Restricted stock units granted	(8,298,154)	—

Exercised	—	(496,834)	1.66
Stock options canceled	1,578,242	(1,578,242)	5.37
Restricted stock units canceled	2,376,601	—
Balance—September 30, 2016	3,796,287	10,739,871	$4.37	6.30	$3,365
Vested and exercisable—September 30, 2016		7,569,770	$4.00		$3,365
Vested and expected to vest(1)—September 30, 2016		10,385,746	$4.35		$3,365

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$747	$1,055	$2,192	$1,928
Research and development	2,709	3,832	9,122	7,709
Sales and marketing	2,307	2,586	8,418	6,614
General and administrative	2,109	1,812	6,934	4,122
Total	$7,872	$9,285	$26,666	$20,373

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected dividend yield	NA	—	—	—
Risk-free interest rate	NA	1.8%	1.4% - 1.5%	1.6%
Expected volatility	NA	43%	42%	44% - 45%
Expected life (in years)	NA	6.1	6.1	5.9-6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.5% - 0.7%	0.2% - 0.7%	0.5% - 0.7%	0.1% - 0.7%
Expected volatility	34% - 38%	34% - 35%	34% - 41%	34% - 35%
Expected life (in years)	1.3	1.3	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$5.7	2.3
Restricted stock units	40.7	3.1
ESPP	1.9	0.7
Total	$48.3

Early Exercise of Common Stock

No shares were issued from the early exercise of stock options during the nine months ended September 30, 2016. Cash received from the early exercise of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of September 30, 2016 and December 31, 2015 there were 3,438 and 12,428 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes, as a result of the early exercise of common stock options.

As of September 30, 2016 and December 31, 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $15,000 and $48,000, respectively.

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

Rent expense for the three months ended September 30, 2016 and 2015 was $1.7 million and $1.0 million respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $5.1 million and $3.2 million, respectively. The aggregate future minimum lease payments under our agreements are as follows (in thousands):

Year
2016 (remaining)	$1,672
2017	5,810
2018	4,981
2019	4,839
2020	4,067
Thereafter	7,101
Total	$28,470

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

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants. On August 8, 2016 the Company filed a demurrer to the corrected consolidated complaint.  The court overruled the demurrer on October 4, 2016. The Company intends to defend this litigation vigorously.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through September 30, 2016, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Revenue
United States	$20,292	$18,774	$57,587	$53,655
International	21,274	19,227	60,867	52,597
Total	$41,566	$38,001	$118,454	$106,252

We recognized revenue of $5.4 million, or 13% of total revenue from customers with a billing address in Germany for the three months ended September 30, 2016. No other country,  outside of the United States exceeded 10% of the total revenue in the three months ended September 30, 2015. We recognized revenue of $15.1 million, or 13%, and $11.1 million, or 11%, of total revenue from customers with a billing address in Germany for the nine months ended September 30, 2016 and 2015, respectively. No other country, outside of the United States, exceeded 10% of the total revenue in the nine months ended September 30, 2016 and 2015.

$1.4 million or 23% and 22%, as of September 30, 2016 and December 31, 2015, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(14,593)	$(24,095)	$(56,974)	$(70,068)
Denominator:
Weighted–average shares outstanding	86,714	79,420	85,017	78,313
Less: weighted average shares subject to repurchase	(1)	(47)	(9)	(117)
Weighted–average shares used to compute basic and diluted net loss per share	86,713	79,373	85,008	78,196
Basic and diluted net loss per share	$(0.17)	$(0.30)	$(0.67)	$(0.90)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,	September 30,
	2016	2015
Options to purchase common stock and unvested restricted stock and restricted stock units	21,946,611	20,381,841

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

Our business model is based on winning new customers, expanding sales within existing customers, upselling new products and renewing subscriptions and software support agreements. We win customers using a sales force that works closely with our channel partners, including resellers, service providers and system integrators. We have experienced growth in our customer base, having sold our platform to over 12,500 customers since 2009, including many of the largest and most complex global businesses embracing mobile technology.

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

Our total revenue was $41.6 million and $118.5 million in the three and nine months ended September 30, 2016, respectively, representing a growth rate of 9% and 11%, respectively, from each of the corresponding periods of 2015.

Revenue from subscription and perpetual licenses represented 38% and 27% of total revenue in the three and nine months ended September 30, 2016, respectively. The balance, constituting 35% of total revenue in each of the three and nine months ended September 30, 2016, respectively, was software support and services revenue, which consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription, and software support and services revenue, as we recognized 32% of our total revenue from subscriptions, 36% from perpetual licenses and 32% from software support and services in the three and nine months ended September 30, 2015, respectively. Our MRC revenue comprised 14% and 16% of total revenue for the three and nine months ended September 30, 2016, respectively, compared to 14% of our total revenue for each of the three and nine months ended September 30, 2015, respectively.

Our perpetual license revenue for the three and nine months ended September 30, 2016 was $11.3 million and $31.5 million, respectively, representing a decrease of $2.3 million and $6.6 million, or 17%, compared to the corresponding periods of 2015. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of software licenses priced as subscriptions rather than perpetual licenses.

Our subscription revenue for the three and nine months ended September 30, 2016 was $15.6 million and $45.0 million, respectively, representing an increase of $3.3 million and $11.3 million, or 27% and 34%, compared to the corresponding periods of 2015. While we expect subscription revenue to increase as new and existing customers continue to purchase software subscription licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC deals.

Our software support and services revenue for the three and nine months ended September 30, 2016 was $14.7 million and $42.0 million, respectively, representing an increase of $2.6 million and $7.5 million, or 21% and 22%, compared to the corresponding periods of 2015. The growth rate of support and services revenue is primarily dependent on growth in our installed base of customers that purchase recurring software support.

Our gross billings were $47.3 million and $126.8 million in the three and nine months ended September 30, 2016, respectively, representing an increase of $6.2 million and $10.3 million, or 15% and 9%, from the corresponding periods of 2015. See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

We sell a significant portion of our products through our channel partners, including resellers, service providers and system integrators.  Our sales force develops sales opportunities and works closely with our channel partners to sell our solutions. We have a high touch sales force focused on large organizations, inside sales teams focused on mid-sized enterprises and sales teams that work with service providers that focus on smaller businesses. We prioritize our internal sales and marketing efforts on large organizations because we believe that they represent the largest potential opportunity.

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and nine months ended September 30, 2016, 51% of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability, including as a result of the recent United Kingdom referendum resulting in a majority of U.K. voters voting to exit the European Union.

Over the past year, we have increased our expenditures to support the development and expansion of our business, and have continued to incur losses. We have incurred net losses of $84.5 million, $61.9 million and $32.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $57.0 million and $70.1 million for the nine months ended September 30, 2016 and 2015, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards subscription licensing, increasing and entrenched competition, changes in our pricing model, our ability to continue to develop and evolve our products or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity.

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

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, restructuring charges, and the amortization of intangible assets.

Beginning in the first quarter of 2016, we stopped reporting non-GAAP revenue as reconciling items between GAAP and non-GAAP revenue became immaterial.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, amortization of intangible assets, and restructuring charges from various non-GAAP financial metrics such as gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Stock-based compensation, amortization of intangible assets, and restructuring charges have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

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

We monitor the following non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages and per share data)	2016	2015	2016	2015
Gross billings	$47,251	$41,092	$126,751	$116,410
Year-over-year percentage increase	15%	—	9%	—
Recurring billings	$34,915	$27,259	$92,123	$75,998
Percentage of gross billings	74%	66%	73%	65%
Year-over-year percentage increase	28%	—	21%	—
Recurring revenue	$28,957	$23,316	$83,204	$64,542
Percentage of total revenue	70%	61%	70%	61%
Year-over-year percentage increase	24%	—	29%	—
Non-GAAP gross profit	$34,839	$31,706	$98,093	$88,213
Non-GAAP gross margin	83.8%	83.4%	82.8%	83.0%
Non-GAAP operating loss	$(5,236)	$(13,357)	$(28,306)	$(47,380)
Non-GAAP operating margin	(12.6)%	(35.1)%	(23.9)%	(44.6)%
Non-GAAP net loss	$(5,515)	$(13,538)	$(28,794)	$(47,976)
Non-GAAP loss per share	$(0.07)	$(0.17)	$(0.34)	$(0.61)
Free cash flow	$(6,822)	$(13,602)	$(22,546)	$(43,232)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$41,566	$38,001	$118,454	$106,252
Total deferred revenue, end of period (1)	78,172	64,332	78,172	64,332
Less: Total deferred revenue, beginning of period	(72,487)	(61,241)	(69,875)	(54,174)
Total change in deferred revenue	5,685	3,091	8,297	10,158
Gross billings	$47,251	$41,092	$126,751	$116,410
Recurring billings reconciliation:
Total revenue	$41,566	$38,001	$118,454	$106,252
Less: Perpetual license revenue	(11,311)	(13,644)	(31,462)	(38,050)
Less: Professional services revenue	(780)	(515)	(2,373)	(2,218)
Subscription and software support deferred revenue, end of period (1)	75,956	61,120	75,956	61,120
Less: Subscription and software support deferred revenue, beginning of period	(70,286)	(57,529)	(67,267)	(49,194)
Total change in subscription and software support deferred revenue	5,670	3,591	8,689	11,926
Less: Adjustments (2)	(230)	(174)	(1,185)	(1,912)
Recurring billings	$34,915	$27,259	$92,123	$75,998
Recurring revenue reconciliation:
Total revenue	41,566	38,001	118,454	106,252
Less: Perpetual license revenue	(11,311)	(13,644)	(31,462)	(38,050)
Less: Professional services revenue	(780)	(515)	(2,373)	(2,218)
Less: Perpetual license recorded over the term of subscription or software support (3)	(518)	(526)	(1,415)	(1,442)
Recurring revenue:	$28,957	$23,316	$83,204	$64,542
Non-GAAP gross profit reconciliation:
Gross profit	$33,757	$30,428	$95,258	$85,615
Add: Stock-based compensation expense	747	1,055	2,192	1,928
Add: Amortization of intangible assets	154	223	462	670
Add: Restructuring charge	181	—	181	—
Non-GAAP gross profit	$34,839	$31,706	$98,093	$88,213
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.2%	80.1%	80.4%	80.6%
GAAP to non-GAAP gross margin adjustments	2.6%	3.3%	2.4%	2.4%
Non-GAAP gross margin	83.8%	83.4%	82.8%	83.0%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(14,314)	$(23,914)	$(56,486)	$(69,472)
Add: Stock-based compensation expense	7,872	9,285	26,666	20,373
Add: Amortization of intangible assets	154	223	462	670
Add: Restructuring charge	1,052	1,049	1,052	1,049
Non-GAAP operating loss	$(5,236)	$(13,357)	$(28,306)	$(47,380)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(34.4)%	(62.9)%	(47.7)%	(65.4)%
GAAP to non-GAAP operating margin adjustments	21.8%	27.8%	23.8%	20.8%
Non-GAAP operating margin	(12.6)%	(35.1)%	(23.9)%	(44.6)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(14,593)	$(24,095)	$(56,974)	$(70,068)
Add: Stock-based compensation expense	7,872	9,285	26,666	20,373
Add: Amortization of intangible assets	154	223	462	670
Add: Restructuring charge	1,052	1,049	1,052	1,049
Non-GAAP net loss	$(5,515)	$(13,538)	$(28,794)	$(47,976)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.17)	$(0.30)	$(0.67)	$(0.90)
Add: Stock-based compensation expense per share	0.09	0.12	0.31	0.26
Add: Amortization of intangible assets per share	—	—	0.01	0.01
Add: Restructuring charge per share	0.01	0.01	0.01	0.01
Non-GAAP net loss per share	$(0.07)	$(0.17)	$(0.34)	$(0.61)
Free cash flow:
Net cash used in operating activities	$(6,525)	$(13,182)	$(20,197)	$(40,785)
Purchase of property and equipment	(297)	(420)	(2,349)	(2,447)
Free cash flow	$(6,822)	$(13,602)	$(22,546)	$(43,232)

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

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and nine months ended September 30, 2016 and 2015.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long-term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants, option grants and stock-settled bonus plans, if any.  Stock-based compensation expense was $26.7 million and $20.4 million in the nine months ended September 30, 2016 and 2015, respectively.

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

Restructuring Charges

Restructuring charges consist of severance and other costs associated with reducing our workforce to align our cost structure with our expected growth rate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Perpetual license	$11,311	$13,644	$31,462	$38,050
Subscription	15,570	12,253	44,996	33,667
Software support and services	14,685	12,104	41,996	34,535
Total revenue	41,566	38,001	118,454	106,252
Cost of revenue (1)
Perpetual license	652	745	2,140	1,971
Subscription	2,202	1,939	6,184	5,366
Software support and services	4,774	4,889	14,691	13,300
Restructuring charge	181	—	181	—
Total cost of revenue	7,809	7,573	23,196	20,637
Gross profit	33,757	30,428	95,258	85,615

Operating expenses:
Research and development (1)	16,238	16,968	51,185	45,368
Sales and marketing (1)	24,001	25,856	76,914	80,698
General and administrative (1)	6,961	10,469	22,774	27,972
Restructuring charge	871	1,049	871	1,049
Total operating expenses	48,071	54,342	151,744	155,087
Operating loss	(14,314)	(23,914)	(56,486)	(69,472)
Other (income) expense - net	(19)	(2)	(184)	136
Loss before income taxes	(14,295)	(23,912)	(56,302)	(69,608)
Income tax expense	298	183	672	460
Net loss	$(14,593)	$(24,095)	$(56,974)	$(70,068)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$747	$1,055	$2,192	$1,928
Research and development	2,709	3,832	9,122	7,709
Sales and marketing	2,307	2,586	8,418	6,614
General and administrative	2,109	1,812	6,934	4,122
Total	$7,872	$9,285	$26,666	$20,373

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Perpetual license	27%	36%	27%	36%
Subscription	38	32	38	32
Software support and services	35	32	35	32
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	2	2	2	2
Subscription	5	5	5	5
Software support and services	12	13	13	12
Restructuring charge	—	—	—	—
Total cost of revenue	19	20	20	19
Gross profit	81	80	80	81
Operating expenses:
Research and development	39	45	43	43
Sales and marketing	58	68	64	76
General and administrative	17	28	19	26
Restructuring charge	2	2	1	1
Total operating expenses	116	143	127	146
Operating loss	(35)	(63)	(48)	(65)
Other (income) expense - net	—	—	—	—
Loss before income taxes	(35)	(63)	(48)	(65)
Income tax expense	1	—	—	—
Net loss	(36)%	(63)%	(48)%	(65)%

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Perpetual	$11,311	$13,644	$(2,333)	(17)%
Subscription	15,570	12,253	3,317	27
Software support and services	14,685	12,104	2,581	21
Total revenue	$41,566	$38,001	$3,565	9%

Percentage of total revenue
Perpetual	27%	36%
Subscription	38	32
Software support and services	35	32
	100%	100%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Perpetual	$31,462	$38,050	$(6,588)	(17)%
Subscription	44,996	33,667	11,329	34
Software support and services	41,996	34,535	7,461	22
Total revenue	$118,454	$106,252	$12,202	11%

Percentage of total revenue
Perpetual	27%	36%
Subscription	38	32
Software support and services	35	32
	100%	100%

	Three Months Ended
	September 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$20,292	49%	$18,774	49%	$1,518	8%
International	21,274	51	19,227	51	2,047	11
Total revenue	$41,566	100%	$38,001	100%	$3,565	9%

	Nine Months Ended
	September 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$57,587	49%	$53,655	50%	$3,932	7%
International	60,867	51	52,597	50	8,270	16
Total revenue	$118,454	100%	$106,252	100%	$12,202	11%

Perpetual license revenue decreased $2.3 million, or 17%, and $6.6 million, or 17%, in the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods of 2015, primarily due to a slowdown in perpetual license orders and a shift in favor of software licenses priced as subscriptions.

Subscription revenue increased $3.3 million, or 27%, and $11.3 million, or 34%, in the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods of 2015, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. The increase in subscription revenue also reflected an increase in MRC revenue to $6.0 million in the three months ended September 30, 2016 from $5.4 million in the three months ended September 30, 2015. MRC revenue increased to $18.8 million in the nine months ended September 30, 2016 from $14.5 million in the nine months ended September 30, 2015.

Software support and services revenue increased $2.6 million, or 21%, and $7.5 million, or 22%, in the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods of 2015, primarily as a result of an increased installed base of customers that purchase recurring software support. Professional services revenue increased from $515,000 to $780,000, in the three months ended September 30, 2016, compared to the corresponding period of 2015, as a result of the recognition of revenue from a number of professional services engagements that we completed in the quarter ended September 30, 2016. Professional services revenue increased from $2.2 million to $2.4 million in the nine months ended September 30, 2016 compared to the corresponding period of 2015.

Revenue from international sales increased 11% and 16%, respectively, in the three and nine months ended September 30, 2016 compared to the corresponding periods of 2015 due to an increase in the adoption of our products and a larger cumulative installed base of customers outside of the United States.

Revenue from U.S. sales increased 8% and 7% in the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods of 2015 due to an increased customer base and a decrease in the effect from a shift in billing mix from perpetual to subscription licenses that started in 2015.

Revenue from our largest reseller, AT&T, was 17% of total revenue in the three and nine months ended September 30, 2016, respectively, as compared to 16% and 18% of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three and nine months ended September 30, 2016 and 2015.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$652	2%	$745	2%	$(93)	(12)%
Subscription	2,202	5	1,939	5	263	14
Software support and services	4,774	12	4,889	13	(115)	(2)
Restructuring charge	181	—	—	—	181	—
Total cost of revenue	$7,809	19%	$7,573	20%	$236	3%
Gross profit	$33,757		$30,428		$3,329
Gross margin		81%		80%

	Nine Months Ended
	September 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$2,140	2%	$1,971	2%	$169	9%
Subscription	6,184	5	5,366	5	818	15
Software support and services	14,691	13	13,300	12	1,391	10
Restructuring charge	181	—	—	—	181	—
Total cost of revenue	$23,196	20%	$20,637	19%	$2,559	12%
Gross profit	$95,258		$85,615		$9,643
Gross margin		80%		81%

Total cost of revenue increased $236,000, or 3%, in the three months ended September 30, 2016 compared to the same period of the prior year. Perpetual license cost of revenue decreased $93,000 due to decreases in royalties and intangible assets amortization expense. Subscription cost of revenue increased $263,000, or 14%, due mainly to an increase in data center operations expense. Software support and services cost of revenue decreased $115,000, or 2%, due primarily to a decrease in Global Customer Success organization stock-based compensation expenses.

Total cost of revenue increased $2.6 million, or 12%, in the nine months ended September 30, 2016 compared to the same period of the prior year. Perpetual license cost of revenue increased $169,000, or 9%, primarily due to an increase in sales of our hardware appliances, partially offset by a decrease in intangible assets amortization and inventory reserve expense. Subscription cost of revenue increased $818,000, or 15%, due to an increase in data center operations expense, royalties, Global Customer Success organization payroll-related expense and other third-party costs. Software support and services cost of revenue increased $1.3 million, or 11%, primarily due to an increase in Global Customer Success organization expense.

Operating Expenses

	Three Months Ended
	September 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$16,238	39%	$16,968	45%	$(730)	(4)%
Sales and marketing	24,001	58	25,856	68	(1,855)	(7)
General and administrative	6,961	17	10,469	28	(3,508)	(34)
Restructuring charge	871	2	1,049	2	(178)	(17)%
Total operating expenses	$48,071	116%	$54,342	143%	$(6,271)	(12)%

	Nine Months Ended
	September 30,
	2016		2015		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$51,185	43%	$45,368	43%	$5,817	13%
Sales and marketing	76,914	64	80,698	76	(3,784)	(5)
General and administrative	22,774	19	27,972	26	(5,198)	(19)
Restructuring charge	871	1%	1,049	1%	(178)	(17)%
Total operating expenses	$151,744	127%	$155,087	146%	$(3,343)	(2)%

Research and development expense decreased $730,000, or 4%, in the three months ended September 30, 2016 compared to the corresponding period of 2015 primarily due to a decrease in personnel costs of $1.0 million. Stock-based compensation expense, part of personnel costs, decreased by $1.1 million primarily because of lower expense associated with stock option grants and our stock-settled bonus program. While we increased our development headcount to support continued investment in our product and service offerings, we hired more employees in India resulting in a modest increase in payroll costs. Partially offsetting the decreases, facilities and other infrastructure expense increased by $460,000, which reflects office rent increases in the U.S. and India. Professional fees decreased by $157,000 due to lower recruiting and other outside service costs.

Research and development expense increased $5.8 million, or 13%, in the nine months ended September 30, 2016 compared to the corresponding period of 2015, primarily due to an increase in personnel costs of $3.3 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $1.4 million, which was driven primarily by a stock-settled bonus accrual and restricted stock unit grants. Facilities and other infrastructure expense increased by $2.0 million to support the increased headcount in research and development and also reflects office rent increases in the U.S. and India. Professional fees increased by $490,000 to support product development initiatives.

Sales and marketing expense decreased $1.9 million, or 7%, in the three months ended September 30, 2016 compared to the corresponding period of 2015 primarily due to a decrease in personnel costs of $1.3 million and travel expenses of $460,000. Within personnel costs, salary-related expenses decreased by $1.0 million and stock-based compensation expense decreased by $279,000 in the three months ended September 30, 2016 compared to the corresponding period of the prior year. The headcount reduction completed in the third quarter of 2015 and a more measured approach to hiring and replacing personnel since then is the primary reason for the salary-related expense decrease. The stock-based compensation expense decrease was driven primarily by lower expense associated with stock option grants and our stock-settled bonus program.

Sales and marketing expense decreased $3.8 million, or 5%, in the nine months ended September 30, 2016 compared to the corresponding period of 2015, primarily due to decreases in personnel costs of $3.1 million related to lower sales headcount. This includes an increase of $1.8 million for stock-based compensation expense, driven primarily by restricted stock unit grants and our stock-settled bonus program. The headcount reduction completed in the third quarter of 2015 and a more measured approach to hiring and replacing personnel since then is the primary reason for a salary-related expense decrease of $3.2 million, and commission plan structure changes were primarily responsible for a $1.2 million decrease in commission expense. Travel-related expense decreased $2.0 million, again due to cost reduction initiatives implemented in the third quarter of 2015. The decrease in payroll-related and travel expenses was partially offset by an increase in professional fees of $475,000 to support sales and an increase in third-party marketing-related expense of $733,000 as we devoted more resources to field marketing programs and events.

General and administrative expense decreased $3.5 million, or 34%, in the three months ended September 30, 2016 compared to the corresponding period of 2015 primarily due to a $3.8 million decrease in litigation legal fees due to our settlement of patent litigation in 2015. The decrease in litigation legal fees was partially offset by an increase in personnel costs of $315,000. This includes an increase in stock-based compensation expense of $295,000, which was driven primarily by the grant of restricted stock units and our stock-settled bonus program.

General and administrative expense decreased $5.2 million, or 19%, in the nine months ended September 30, 2016 compared to the corresponding period of 2015, primarily due to an $8.4 million decrease in litigation legal fees due to our settlement of patent litigation in 2015 partially offset by an increase in personnel costs of $3.3 million. This includes an increase in stock-based compensation expense of $2.8 million, which was driven primarily by a stock-settled bonus accrual and restricted stock unit grants. Modest increases in hiring accounted for the remainder of the increase in personnel costs. In addition, professional fees decreased $447,000 due to lower recruiting expense, and facilities and infrastructure expenses increased by $246,000.

Restructuring charges were $1.1 million in the three and nine months ended September 30, 2016  ($181,000 in cost of revenue and $871,000 in operating expenses) and $1.0 million in the three and nine months ended September 30, 2015. The restructuring charges resulted from workforce reductions designed to align our spending with our expected growth rate.

Other (Income) Expense—Net

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Other (income) expense—net	$(19)	$(2)	$(17)	850%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Other (income) expense—net	$(184)	$136	$(320)	(235)%

Other (income) expense—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $115,000 of interest income for the three months ended September 30, 2016 and $83,000 for the three months ended September 30, 2015. Interest income was $320,000 for the nine months ended September 30, 2016 and $223,000 for the nine months ended September 30, 2015. We also recorded $117,000 and $64,000 of foreign currency losses for the three months ended September 30, 2016 and 2015, respectively, and $164,000 and $321,000 of foreign currency losses for the nine months ended September 30, 2016 and 2015, respectively.

Income Tax Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Income tax expense	$298	$183	$115	63%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Income tax expense	$672	$460	$212	46%

Income tax expense was $298,000 in the three months ended September 30, 2016 and $183,000 in the corresponding period of 2015. Income tax expense was $672,000 in the nine months ended September 30, 2016 and $460,000 in the corresponding period of 2015. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents	$38,083	$47,234
Short term-investments	41,612	49,576
Long-term investments	700	2,094
Total cash, cash equivalents and investments	$80,395	$98,904

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Net cash used in operating activities	$(20,197)	$(40,785)	$20,588	(50)%
Net cash provided by (used in) investing activities	6,985	(27,246)	34,231	(126)
Net cash provided by financing activities	$4,061	$8,360	$(4,299)	(51)%

At September 30, 2016, we had cash and cash equivalents of $38.1 million. Substantially all of our cash and cash equivalents are held in the United States. At September 30, 2016, we had short-term investments of $41.6 million and long-term investments of $700,000.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At September 30, 2016, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisition and similar transactions, and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the nine months ended September 30, 2016, we used $20.2 million of cash for operating activities compared to $40.8 million in the corresponding period of the prior year. We incurred a net loss of $57.0 million in the nine months ended September 30, 2016 compared to a net loss of $70.1 million in the corresponding period of 2015 as we decreased our operating expenses 2% to $151.7 million and increased our cost of revenue 12% to $23.2 million relative to the corresponding period of 2015. The net loss included non-cash charges of $29.7 million, primarily due to stock-based compensation and depreciation expense, compared to $23.4 million in the nine months ended September 30, 2015. Changes in operating assets and liabilities, as sources of cash, consisted of a $970,000 decrease in accounts receivable and an $8.3 million increase in deferred revenue, that were partially offset by an unfavorable change in other working capital items of $2.2 million.

In the corresponding period of 2015, we used $40.8 million of cash for operating activities primarily as a result of the expansion of our sales organization, investment in marketing programs, and the addition of headcount in research and development, customer success, data center operations and our general and administrative departments. We incurred a net loss of $70.1 million in the nine months ended September 30, 2015. The net loss included non-cash charges of $23.4 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $10.2 million increase in deferred revenue, a $443,000 decrease in accounts receivable and a $1.9 million favorable change in accounts payable that were partially offset by an unfavorable change in other working capital items of $6.6 million.

Cash Provided by (Used in) Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities. We expect to continue to make purchases of property and equipment to support the growth of our business.

Cash provided by investing activities was $7.0 million for the nine months ended September 30, 2016, as compared to cash used in investing activities of $27.2 million in the corresponding period of 2015. In the nine months ended September 30, 2016, we received $70.7 million from maturities of investment securities and invested $61.4 million in new investment securities, compared to the nine months ended September 30, 2015 where we received $21.9 million from maturities of our investments and invested $46.7 million in new investment securities. Purchases of property and equipment were $2.3 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. In both periods, we purchased equipment to expand our data centers and infrastructure to support growth, and the nine months ended September 30, 2016 also included purchases to fit out new office facilities.

Cash Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of convertible preferred stock and common stock, the exercise of stock options, our ESPP and borrowings and repayments under our revolving line of credit.

In the nine months ended September 30, 2016, our financing activities provided $4.1 million of cash. We received $814,000 from the exercise of stock options and $3.2 million from ESPP contributions.

In the nine months ended September 30, 2015, our financing activities provided $8.4 million of cash. We received $4.4 million from the exercise of stock options and $4.0 million from ESPP contributions.

Off-Balance-Sheet Arrangements

At September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2016, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants. On August 8, 2016 the Company filed a demurrer to the corrected consolidated complaint.  The court overruled the demurrer on October 4, 2016.  The Company intends to defend this litigation vigorously.

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

We have incurred net losses each year since our inception, including net losses of $84.5 million, $61.9 million and $32.5 million in 2015, 2014 and 2013, respectively, and had a net loss of $14.6 million and $57.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, our accumulated deficit was $332.2 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition over the past year, we have increased our expenditures to support the development and expansion of our business. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2016. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. However, we have experienced a slowdown in perpetual license orders. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer. In addition, we have entered into enterprise license arrangements with certain large customers under which they pay an amount up front and in turn can deploy an unlimited number of devices in a certain period, which means that they do not have to pay for additional expand orders during that period.

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

An increasing portion of our sales has been generated from subscription, including MRC, licenses. This mix shift towards subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contractual terms on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could result in an increase in MRC billings. We may attempt to mitigate these risks by converting service providers or customers from MRC to perpetual or other licensing arrangements, which may reduce the long term value of the customer relationship.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel, including our senior management. In 2015 and the first half of 2016, we had substantial changes in our executive team. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

In connection with providing our cloud service to customers, we obtain access to certain sensitive data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of certain indemnity obligations to our cloud service customers and settling or defending claims made against us.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently. In addition, they generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage sensitive data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or

Internet connectivity services. If we sustain disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 16% of our total revenue for the nine months ended September 30, 2016.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2015, 2014, 2013 and the nine months ended September 30, 2016, 50%, 45%, 44% and 51% of our revenue, respectively, was attributable to our international customers, primarily those located in EMEA. As of December 31, 2015, approximately 36% of our employees were located abroad.

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

The trading price of our common stock has declined since our Initial Public Offering, and the shares are thinly traded. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.58 to as high as $12.05 through September 30, 2016. Any fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants. On August 8, 2016 the Company filed a demurrer to the corrected consolidated complaint.  The court overruled the demurrer on October 4, 2016.  The Company intends to defend this litigation vigorously.

If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. Financial analysts have in the past ceased coverage of our stock or published adverse reports, and this may recur in the future. Any cessation of coverage or adverse reports would likely cause our stock price or trading volume to decline.

Insiders continue to have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 44% of the outstanding shares of our common stock as of September 30, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we are or will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations may further increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of September 30, 2016, we have 87,829,110 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2018. We have not yet determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, we did not repurchase any of the shares subject to repurchase.

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

Through of September 30, 2016, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents, short-term investments and long-term investments. As of September 30, 2016, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 25, 2016, Gaurav Garg, a member of our Board of Directors and Audit Committee, resigned from the Board, and Kenneth Klein, a current director of the Company, was appointed to the Audit Committee.   Mr. Garg’s decision to resign was not the result of any disagreement with the Company.

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
Simon Biddiscombe
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: October 28, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Amendment to Employment Offer Letter and Severance Benefit Plan Participation Notice between MobileIron, Inc. and Simon Biddiscombe, dated October 25, 2016					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.