Form 10-K
period 2016-12-31
MOBILEIRON, INC.
filed 2017-02-14
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $144 million based on the number of shares held by non-affiliates as of June 30, 2016 and based on the closing sale price of the registrant's common stock as reported on the NASDAQ Stock Market on June 30, 2016 of $3.05 per share. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 89,226,493 as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

		Page No.

	PART I

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Mine and Safety Disclosures	35

	PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	38
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	95

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions, and Director Independence	97
Item 14.	Principal Accountant Fees and Services	97

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	98
	Signatures	99
	Exhibit Index	101

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	beliefs and objectives for future operations and growth;
•	our business plan and our ability to effectively manage our expenses;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	our ability to attract new customers and further penetrate our existing customer base;
•	our expectations concerning renewal rates for subscriptions and services by existing customers;
•	our expectations concerning the mix of our sales of subscriptions and perpetual licenses;
•	cost of revenue, including changes in costs associated with hardware, royalties, customer support, and data center operations;
•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;
•	our expectations concerning relationships with third parties, including channel partners;
•	economic and industry trends or trend analysis;
•	our expectation concerning the outcome of litigation; and
•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

Item 1. Business

Overview

The current perimeter-based enterprise security model, which is based on locked-down desktop endpoints, enterprise-controlled networks, and company data that only sits behind a firewall, is being disrupted by the move to mobile and cloud services. Employees and lines-of-business, not IT, now choose the software and cloud services they need to do their jobs. Our solution provides enterprise security for this open, but complex, modern IT architecture.

We invented a purpose-built security platform for enterprises to secure business data in a modern IT architecture, while enabling employee personal data privacy and mobile device choice. The MobileIron Enterprise Mobility Management (EMM) solution is a mobile security platform that:

1)	configures and delivers applications to smartphones, tablets, laptops and desktops running operating systems such as Android, iOS, macOS and Windows 10;
2)	secures data-at-rest on these modern endpoints;
3)	secures data-in-motion across the corporate network; and
4)	secures access to back-end corporate networks and cloud services.

We believe that every modern endpoint, whether a smartphone, tablet, laptop, desktop, or IoT device, with access to enterprise data will require a solution like MobileIron’s to secure that data.

Our platform has fostered a growing ecosystem of partners to enable our customers and their employees to leverage best-of-breed solutions rather than being locked into a particular vendor’s solution. MobileIron enables employees to have ubiquitous access to the information they need in order to work productively anywhere.

Our business model is based on winning new customers, expanding sales and upselling new products within existing customers, and renewing subscriptions and software support agreements. Our sales team wins customers by working closely with our channel partners, which include resellers, service providers and system integrators. We have experienced rapid growth in our customer base, having sold our platform to over 13,500 cumulative customers since 2009, and our revenue has increased to $163.9 million in 2016. Our strategy is to enhance the value of our platform by introducing additional products and upselling these additional products to our customers. Our global customer support team focuses on enabling customer success, which is designed to lead to additional sales and renewals of subscription and software support agreements. In 2016, we generated over two-thirds of our gross billings from recurring sources (subscriptions and software support agreements). Our blended renewal rates, which are determined on a seat basis for software support and subscription agreements, exceeded 90% in 2016.

We offer our customers the flexibility to deploy our solution as a cloud service or as on-premises software. They can also choose from various pricing options, including subscription and perpetual licensing. We primarily target midsize and large enterprises across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single end user accounted for more than 5% of our total revenue in 2016. One reseller accounted for 15% of our revenue in 2016.

Platform Extensibility and Ecosystem

We continue to expand the breadth and depth of our ecosystem. Our platform is extensible on both the client side and server side.  Customers, application vendors and technology vendors can leverage our technology to mobilize and secure their products, applications and content. As of December 31, 2016, our ecosystem had over 550 active technology partners who have released over 280 technology integrations.

Client-side: MobileIron AppConnect allows customers and application vendors to build applications that can be secured by MobileIron. These applications use the MobileIron AppConnect SDK or wrapper to become part of the secure MobileIron container on the device. The customer’s IT administrator can then enforce application security policies to, for example, prevent data sharing with unauthorized applications or allow authentication with a single pin or password.

Server-side: MobileIron ServiceConnect APIs allow customers and security and infrastructure vendors to integrate their back-end services with the MobileIron solution. When combined, the common solutions provide increased security, better user experience, and business visibility through analytics. For example, network security vendors can use our security status information in order to make real-time decisions about whether a mobile device should be granted access to a secure corporate service. Mobile threat detection vendors can use our system to detect the presence of new applications and identify potentially harmful applications, so that IT departments can remediate as necessary.

Our Competitive Strengths

We pioneered many of the innovations in enterprise mobility. Our competitive differentiators are:

•

Modern security platform.  Our platform was purpose-built to address the rapidly-evolving modern security requirements of the enterprise. We continue to invest in providing enterprise class security for our customers. We have been positioned in the Leaders Quadrant of the Gartner Magic Quadrant for Enterprise Mobility Management Suites six years in a row [1]. We were the first company to receive Common Criteria certification against Version 2.0 of the Mobile Device Management Protection Profile from the National Information Assurance Partnership Protection Profile V2. Common Criteria is an internationally recognized set of guidelines (ISO/IEC 15408) used by governments, banks and other organizations to assess the security capabilities of technology products.

•

Customer adoption through global channel. We have over 13,500 cumulative customers that have purchased our solution since 2009, with the majority of our sales to companies with over 1,000 employees. We believe that we are a leading player in EMM in government, financial services and healthcare, and have deployed to some of the most security conscious companies in those verticals. We have a strong global network of channel partners that drive customer and sales growth across all customer segments.

•

Ecosystem breadth. Our ecosystem creates positive network effects for our business. We provide extensive product support for the operating system ecosystem – Apple, Google and Microsoft. Our AppConnect technology allows independent software vendors (ISVs) to build applications that can be secured and managed by our solution. Our ServiceConnect ecosystem allows our customers to deploy integrated workflows across mobile and traditional enterprise architecture. We believe that our best-of-breed ecosystem is a strong competitive advantage over the single stack lock-in of some of our competitors, and we believe that many customers choose our platform because of our strong ecosystem of technology partners.

1  *Gartner "Magic Quadrant for Enterprise Mobility Management Suites" by Rob Smith, Bryan Taylor, Chris Silva, Manjunath Bhat, Terrence Cosgrove, John Girard, June 8, 2016.

Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this 10K and the opinions expressed in the Gartner Report(s) are subject to change without notice.

•

Domain expertise. We have a history of thought leadership and product innovation. We had been granted 40 EMM patents as of December 31, 2016, which we believe is more than any other EMM vendor. Many of these patents relate to technology pillars of our industry, such as application distribution and mobile data security. We believe successful mobile deployments require deep domain expertise, and we have such expertise.

•

World-class global customer success organization. We believe that the success of our customers’ mobile initiatives will drive expansion of their mobile deployments and, in turn, grow our business. Our global Customer Success organization provides technology support, implementation and best practices toolkits, education and online training, as well as strategic account management to build trusted customer relationships. We seek to build mobile industry expertise throughout the IT community by offering MobileIron certification programs to our customers and partners to help educate, train and certify individuals who work with our products and services.

•

Flexible deployment and pricing model. We offer our customers the choice of using our platform either as a cloud service or as an on-premises solution. We offer pricing flexibility with subscription or perpetual licensing options, which allows a customer to pay for our platform through either its capital or operating budget.

Customers

Our customers include leading enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single industry verticals accounted for more than 20% of our gross billings in the three year period ended 2016. Medium to large enterprises accounted for a majority of our gross billings. We have sold our products to over 13,500 customers globally, including more than 500 companies on the Forbes Global 2000 Leading Companies list, as of December 31, 2016. Our channel partners include resellers, service providers and system integrators. AT&T, Inc., as a reseller, accounted for approximately 15%, 16% and 20% of our total revenue in 2016, 2015 and 2014, respectively. No end user of our products accounted for more than 5% of our total revenue in 2016, 2015 or 2014.

Backlog

As is typical in the software industry, we expect a significant portion of our software license orders to be received in the last month of each quarter. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our total revenue and is not necessarily indicative of future revenue in any given period.

Sales and Marketing

We sell the vast majority of our products through indirect sales channels and maintain a sales force that works closely with our channel partners to develop sales opportunities. We have an outside sales force focused on large organizations and an inside sales teams focused on mid-sized organizations. Our channel team works with our service providers to address small to mid-sized organizations.

Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support and technical training of our channel partners. The sales organization has strong alignment with our Customer Success teams and acts as a liaison between our customers and our marketing and product development organizations, especially during the pre-sales phase. We believe this approach allows us to leverage the benefits of our sales channel and maintain communication with our customers. Our sales cycle ranges from a few weeks for small businesses to many months for large enterprises.

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

Marketing

Our marketing efforts are focused on building our brand reputation, expanding  market awareness of our solutions, driving customer demand and enabling our internal and extended (channel) sales teams.

Research and Development

We have invested significant time and financial resources in the development of our platform and believe that continued research and development is critical to our ongoing success. Research and development investments drive innovation, enterprise class mobile IT platform features and keep pace with the rapidly evolving mobile operating system and device ecosystem. We believe that innovation and timely development of new features and products are essential to meeting the needs of our customers and channel partners and improving our competitive position. In 2016, we, along with other EMM providers, formed the AppConfig Community in order to establish a common approach for enterprise app configuration and security based on OS native standards, including the extensive frameworks available in iOS, in order to enable developers and organizations to simplify app development and deployment and accelerate the adoption of business apps.

Research and development expense totaled $67.4 million, $61.9 million and $46.3 million in 2016, 2015 and 2014, respectively. We plan to continue to significantly invest in resources to conduct our research and development efforts.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the devices, operating systems, applications and technology landscape result in evolving customer requirements.

Our competitors fall into two primary categories:

•	diversified technology companies such as Citrix, IBM, Microsoft, and VMware; and
•	mobile specialists such as BlackBerry.

The principal competitive factors in our market include:

•	product features, reliability, performance and effectiveness;
•	price and total cost of ownership;
•	depth of customer relationships;
•	product extensibility and ability to integrate with other technology infrastructures;
•	flexibility between cloud and on-premise deployment;
•	mobile IT expertise and focus;
•	channel depth and breadth;
•	strength of sales and marketing efforts;

•	brand awareness and reputation; and
•	focus on customer service and success.

We believe we generally compete favorably with our competitors on the basis of these factors as a result of the our OS neutrality, focus on EMM and the native experience, our mobile IT expertise, the architecture, features and performance of our solution, our ecosystem, and our commitment to customer success. Many of our competitors have substantially greater financial and technical resources, stronger name recognition, larger sales and marketing budgets, broader distribution and more entrenched relationships with enterprise customers and prospects. For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

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

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States. We actively seek patent protection covering inventions originating from the Company and acquire patents we believe may be useful or relevant to our business. As of December 31, 2016, we owned 40 patents worldwide covering various innovations of our modern EMM technology.

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

Employees

As of December 31, 2016, we had 854 full-time employees, 332 of whom were primarily engaged in research and development, 288 of whom were primarily engaged in sales and marketing, 144 of whom were primarily engaged in customer success and 90 of whom were primarily engaged in administration and finance. 357 of these employees were located outside of the United States. In addition, as of December 31, 2016, we had 53 contractors. None of our United States employees are represented by a labor organization or are party to any collective bargaining arrangement. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have never had a work stoppage, and we consider our relationship with our employees to be good.

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

Revenue by geographic region based on the billing address was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue
United States	$77,039	$74,235	$72,124
International	86,887	75,063	60,171
Total	$163,926	$149,298	$132,295

$1.3 million and $1.4 million, or 24% and 22%, as of December 31, 2016 and December 31, 2015, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States

Facilities

Our principal executive offices are located in Mountain View, California and include three buildings totaling approximately 94,000 square feet under leases expiring from June 2017 to April 2023. We have additional office locations throughout the United States and in various international locations, including offices in the United Kingdom, Netherlands, Germany, Japan, Singapore and India.

We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2016, we have not received any material written claim for indemnification.

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

As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things::

—	retain and expand our customer base on a cost-effective basis;
—	increase revenues from existing customers as they add users or devices;
—	increase revenues from existing customers as they purchase additional solutions;
—	successfully compete in our markets;
—	continue to add features and functionality to our solutions to meet customer demand;
—	gain market traction with our MobileIron cloud platform and our new apps such as MobileIron Access and MobileIron Bridge;
—	continue to invest in research and development and bring new products to market;
—	scale our engineering and internal business operations in an efficient and cost-effective manner;
—	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;
—	continue to expand our solutions across mobile and modern operating systems and device platforms;
—	hire, integrate and retain professional and technical talent.
—	make our service provider partners successful in their deployments of our solutions and technology;
—	successfully expand our business domestically and internationally; and
—	successfully protect our intellectual property and defend against intellectual property infringement claims.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, our accumulated deficit was $342.4 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. However, we have experienced a slowdown in new perpetual license orders. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer. In addition, we have entered into enterprise license arrangements with certain large customers under which they pay an amount up front and in turn can deploy an unlimited number of devices in a certain period, thereby lowering potential future addional orders.

Further, existing customers that purchase our solutions have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and given our limited operating history, we are unable to accurately predict our customer expansion or renewal rates. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets and the pricing and breadth of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all.  Competition from larger companies has in the past and may in the future lengthen the renewal process and require us to recompete for renewal business.

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

These risks are greater in the mobile IT market because our software is deployed on phones and tablets that run on different operating systems such as iOS, Android and Windows, and these multiple operating systems change frequently in response to consumer demand. As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only traditional PCs. We may experience technical design, engineering, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements on both of our technology platforms. As a result, we may not be successful in modifying our current solutions or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

An increasing portion of our sales has been generated from subscription, including MRC, licenses. This mix shift towards subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically

12 months. MRC revenue is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could result in an increase in MRC billings. We may attempt to mitigate these risks by converting service providers or customers from MRC to perpetual or other licensing arrangements, which may reduce the long term value of the customer relationship.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Blackberry, Citrix, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, AirWatch was acquired by VMware and Good Technology was acquired by Blackberry. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Consolidation is expected to continue in our industry. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions, initiate or withstand substantial price competition, and/or develop and expand their products and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from including us in competitive bidding processes, evaluating and/or purchasing our solutions.  They have done this in the past, and may in the future do this, by selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to evaluate our solutions or work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

We expect competition to intensify in the future as new and existing competitors introduce new solutions into our market. In addition, some of our competitors have entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. This competition has resulted in the past and could in the future result in increased pricing pressure, increased sales and marketing expenses, or harm to our market share, any of which could harm our business. Competitors’ offerings may in the future have better performance or features, lower prices and/or broader acceptance than our solutions. Competitors’ products could also include new technologies, which could render our existing solutions obsolete or less attractive to customers, or be bundled with legacy enterprise security and management products as a “one-stop-shop” offering, which certain customers with large installed bases of those legacy products may prefer. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions, our business, operating results and financial condition could be materially and adversely affected.

Changes in features and functionality by operating system providers and mobile device manufacturers could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy, increase our costs, and harm our business.

Our platform depends on interoperability with operating systems, such as those provided by Apple, Google and Microsoft, as well as device manufacturers. Because mobile and other modern operating systems are released more frequently than legacy PC operating systems, and we typically have limited advance notice of changes in features and functionality of operating systems and mobile devices, we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of this limited advance notice, we also have a short time to implement and test changes to our product to accommodate these new features, which increases the risk of product defects. In addition, if we fail to enable IT departments to support operating system upgrades upon release, our business and reputation could suffer. This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features and functionality, which could harm our business.

Operating system providers have included, and may continue to include, features and functionality in their operating systems that are comparable to certain of our solutions, features and/or functionality, thereby making our platform less valuable. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our mobile IT solutions in mobile or other modern operating systems may have an adverse effect on our ability to market and sell our solutions. Even if the functionality offered by mobile operating system providers is more limited than our solutions, a significant number of potential customers may elect to accept such limited functionality in lieu of purchasing our solutions. Furthermore, some of the features and functionality in our solutions require interoperability with operating system APIs, and if operating system providers decide to restrict our access to their APIs, that functionality would be lost and our business could be impaired. Finally, we have entered into contractual arrangements with operating systems providers and/or mobile device manufactures, under which we are obligated to certain development priorities, which can further limit our engineering flexibility.

A failure of our product strategy could harm our business.

Our product and business strategy is highly dependent on our existing and potential customers’ continued adoption of our solutions, features and functionality for not only mobile application and mobile content management, but also our newer products in cloud security (MobileIron Access), and desktop security (MobileIron Bridge). Slow adoption of customer-built mobile business applications for iOS, Android and Windows would slow the need for and adoption of our platform for mobile application management and security because if customers are not deploying business apps other than email they may be content to continue using more basic MDM offerings and not see the value in our more advanced mobile application management and data security capabilities. Customers’ preference for mobile applications could also shift to browser-based applications that can run on any mobile device through a web browser, which would reduce the value of our mobile application containerization solution. In addition, operating system providers could act in ways that could harm our mobile content and apps product strategy. For example, Microsoft released Office 365 and is bundling certain mobile device management capabilities with Office 365 in an attempt to dissuade customers from using EMM solutions other than Microsoft. If this strategy succeeds, the value of our own mobile content management solution and the value of our ecosystem of collaboration and storage partners may diminish. If our product strategy around any of these features or new products fails or is not as successful as we hope for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

We have experienced substantial turnover, and the loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel. Over the last two years, we have experienced substantial turnover in our sales, engineering and executive teams, and this could continue in the future.  The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

A substantial portion of our sales are through channel partners – either telecommunications carriers, which we call service providers, or other resellers –  and thus we depend on our channel partners and on our channel partner strategy for the vast majority of our revenue. Our international resellers often enter into agreements directly with our mutual customers to host the software and provide other value-added services, such as IT administration.

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host the software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 15% of our total revenue for the year ended December 31, 2016.

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

Our failure to comply with privacy and data protection laws could have a material adverse effect on our business.

Personal privacy and data protection have become significant issues in the United States, Europe and elsewhere where we offer our solutions. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our cloud services to store and process personal information and other regulated data. We also maintain personal data of our employees in connection with our HR and benefits administration and share that information with third party payroll and benefits providers.

 Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information,  with which we must comply.  The variety, complexity and changing nature of the privacy law landscape worldwide is challenging. If our solutions fail to adequately separate personal information and to maintain the security of enterprise applications and data, the market perception of the effectiveness of our solutions could be harmed, employee adoption of mobile initiatives could be slowed, we could lose potential sales and existing customers, and we could incur significant liabilities.

If any of our customers or prospective customers decide not to purchase our software as a result of this regulatory uncertainty, our revenues could decline and our business could suffer. Any inability to adequately address privacy concerns, whether valid or not, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of our solutions and harm our business. Furthermore, the attention garnered by the National Security Agency’s bulk intelligence collection programs may result in further concerns surrounding privacy and technology products, which could harm our business.

The failure of third parties to comply with privacy and data security laws could harm our business.

The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future, in particular as it relates to cloud computing vendors. Our existing contractual provisions may not protect us from claims for data loss or regulatory noncompliance made against cloud computing providers with whom we contract. Any failure by us or our channel partners or cloud computing vendors to comply with posted privacy policies, other privacy-related or data protection laws and regulations, or the privacy commitments contained in contracts could result in legal or regulatory proceedings and/or fines, which could harm our business and reputation.

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

Some of our customers are either in highly regulated industries or are governmental entities and may be required to comply with more stringent regulations in connection with the implementation and use of our solutions. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale or that the organization will deploy our solution at scale. Highly regulated and governmental entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. If we are unable to gain any required federal clearance or certificate in a timely manner, or at all, we would likely be prohibited from selling to particular federal customers. In addition, government demand and payment for our solutions and services may be impacted by public sector budgetary cycles and funding authorizations, particularly in light of U.S. budgetary challenges, with funding reductions or delays adversely affecting public sector demand for our solutions. The additional costs associated with providing our solutions to governmental entities and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our solutions to them and to grow or maintain our customer base.

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

The success of our business depends on the continued growth and proliferation of mobile and other modern IT infrastructure as an increasingly important computing platform for businesses. Our business plan assumes that the demand for mobile and other modern IT solutions and the deployment of business apps on mobile devices will increase. However, the mobile IT market has slowed and may not develop as quickly as we expect, or at all, and businesses may not continue to elect to utilize mobile IT solutions as an advanced business platform. This market for our solutions may not develop for a variety of reasons, including that larger, more established companies will enter the market or that mobile operating system companies will offer substantially similar functionality or that companies may not deploy business apps at scale and thus may be satisfied with less advanced technologies. Accordingly, demand for our solutions may not continue to develop as we anticipate, or at all, and the growth of our business and results of operations may be adversely affected. In addition, because we derive substantially all of our revenue from the adoption and use of our platform, a decline or slowing growth in the mobile IT market would harm the results of our business operations more seriously than if we derived significant revenue from a variety of other products and services.

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

Economic or political uncertainties or downturns could materially adversely affect our business.

Economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy and political sphere both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. Economic downturns or economic and/or political uncertainty make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, or to deprioritize the portion of their IT budget focused on mobility. We cannot predict the timing, strength or duration of any economic slowdown, economic or political instability or recovery, generally or within any particular industry or geography. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We currently continue to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting for the year ended December 31, 2016. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We derive a significant portion of our revenues from customers outside the United States. For the year ended December 31, 2016, 2015 and 2014 53%, 50%, and 45% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2016, approximately 42% of our employees were located abroad.

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

—	difficulties in executing an international channel partners strategy;

—	burdens of complying with a wide variety of foreign laws, including heightened concerns and legal requirements relating to data and privacy;

—	economic or political instability and security concerns in countries outside the United States in which we operate or have customers;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	difficulties and costs of attracting and retaining employees and managing foreign operations

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through December 31, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

—	failure to meet quarterly guidance with regard to revenue, billings, cash flow breakeven or other key metrics;

—	price and volume fluctuations in the overall stock market from time to time;

—	volatility in the market prices and trading volumes of high technology stocks;

—	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

—	sales of shares of our common stock by us or our stockholders;

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

In addition, broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type has been instituted against us, and could result in substantial costs and a diversion of our management’s attention and resources.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 42% of the outstanding shares of our common stock as of December 31, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ending December 31, 2016, we continue to qualify as an “emerging growth company” as defined in the JOBS Act.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of December 31, 2016, we have 89,066,031 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

In February 2016, our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. For 2016, we implemented two stock-settled bonus plans, one for executives and one for non-executives, which will result in the issuance of additional shares of common stock in the first quarter of 2017.  On January 31, 2017, our Compensation Committee approved a recommendation for an increase of 1,200,000 shares reserved for issuance under our 2014 Employee Stock Purchase Plan, or ESPP, for subsequent consideration and approval by our Board of Directors and submission to a vote of our stockholders for approval at our next annual meeting. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Mountain View, California and include three buildings totaling approximately 94,000 square feet under leases expiring from June 2017 to April 2023. We have additional office locations throughout the United States and in various international locations, including offices in the United Kingdom, Germany, Netherlands, Japan, Singapore and India.

We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

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

Price Range for our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

	High	Low
Fiscal 2016 Quarters:
Fourth Fiscal Quarter	$4.50	$2.60
Third Fiscal Quarter	$3.69	$2.56
Second Fiscal Quarter	$4.78	$2.78
First Fiscal Quarter	$4.55	$3.01
Fiscal 2015 Quarters:
Fourth Fiscal Quarter	$4.66	$2.97
Third Fiscal Quarter	$6.03	$2.81
Second Fiscal Quarter	$9.68	$5.69
First Fiscal Quarter	$10.15	$8.17

Holders of Record and Dividends

As of February 10, 2017, there were 59 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative total return attained by stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index (^IXIC) and NASDAQ Computer Index (^IXCO). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 12, 2014 to December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

MobileIron, Inc. Comparison of Total Return Performance

	Base Period
Company/Index	6/12/14	6/30/14	9/30/14	12/31/14	3/30/15	6/30/15	9/30/15	12/31/15	3/30/16	6/30/16	9/30/16	12/31/16
MobileIron, Inc.	$100.00	$95.20	$111.40	$99.60	$92.60	$59.10	$31.00	$36.10	$45.20	$30.50	$27.50	$37.50
Nasdaq Computer Index	100.00	102.93	108.07	111.55	112.96	113.19	107.50	118.49	119.51	114.78	131.51	133.03
Nasdaq Composite Index	100.00	102.58	104.56	109.55	113.37	115.36	106.87	115.83	112.65	112.02	122.88	124.52

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, we did not repurchase any of the shares subject to repurchase.

The majority of restricted stock units are subject to vesting. The underlying shares of common stock are issued when the restricted stock units vest. The majority of participants choose to participate in automatic sales program to satisfy their applicable tax withholding requirements. We do not treat the shares sold pursuant to this automatic sales program as common stock repurchases (see Note 11 to the Condensed Consolidated Financial Statements).

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

The statement of operations data for 2016, 2015, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statement of operations data for 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenue
Perpetual license	$45,775	$53,512	$66,816	$69,810	$26,251
Subscription	61,357	48,080	30,227	15,085	5,617
Software support and services	56,794	47,706	35,252	20,679	9,022
Total revenue	163,926	149,298	132,295	105,574	40,890
Cost of revenue
Perpetual license	2,658	2,881	4,448	3,327	1,930
Subscription	8,297	7,181	5,719	3,684	2,998
Software support and services	19,412	18,115	13,868	9,489	6,742
Restructuring charge	181	—	—	—	—
Total cost of revenue(1)	30,548	28,177	24,035	16,500	11,670
Gross profit	133,378	121,121	108,260	89,074	29,220
Operating expenses
Research and development(1)	67,398	61,871	46,278	36,400	23,773
Sales and marketing(1)	101,757	105,520	99,870	68,309	45,979
General and administrative(1)	29,695	36,037	22,400	12,081	7,223
Restructuring charge	871	1,049	—	—	—
Amortization of intangible assets	—	—	782	208	52
Impairment of in-process research and development	—	—	—	3,925	—
Total operating expenses	199,721	204,477	169,330	120,923	77,027
Operating loss	(66,343)	(83,356)	(61,070)	(31,849)	(47,807)
Other (income) expense - net	(145)	274	302	396	137
Loss before income taxes	(66,198)	(83,630)	(61,372)	(32,245)	(47,944)
Income tax expense	982	852	517	252	(1,433)
Net loss	$(67,180)	$(84,482)	$(61,889)	$(32,497)	$(46,511)
Net loss per share, basic and diluted	$(0.78)	$(1.07)	$(1.30)	$(3.27)	$(6.04)
Weighted-average shares used to compute net loss per share, basic and diluted	85,845	78,755	47,517	9,953	7,696

(1)	Amounts include stock-based compensation expense as follows:
(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)	(10)	(11)	(12)	(13)	(14)	(15)	(16)	(17)
		Year ended December 31,
(in thousands)		2016			2015			2014			2013			2012
Stock-Based Compensation Expense:
Cost of revenue			$3,043			$2,774			$1,353			$327			$173
Research and development			11,728			10,607			5,980			5,238			2,565
Sales and marketing			10,474			9,508			5,930			1,893			1,063
General and administrative			9,144			5,902			3,363			931			483
Total stock-based compensation expense			$34,389			$28,791			$16,626			$8,389			$4,284

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,043	$47,234	$104,287	$73,573	$38,692
Short-term and long-term investments	$36,184	$51,670	$36,089	$—	$—
Working capital	$49,585	$66,568	$90,448	$49,054	$13,132
Total assets	$153,106	$161,114	$191,842	$111,259	$71,454
Total deferred revenue	$88,076	$69,875	$54,174	$40,751	$45,500
Short-term borrowings	$—	$—	$—	$4,300	$—
Convertible preferred stock	$—	$—	$—	$160,259	$102,552
Accumulated deficit	$(342,385)	$(275,205)	$(190,723)	$(128,834)	$(96,337)
Total stockholders' equity (deficit)	$40,817	$68,139	$115,094	$(109,825)	$(87,421)

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

The current perimeter-based enterprise security model, which is based on locked-down desktop endpoints, enterprise-controlled networks, and company data that only sits behind a firewall, is being disrupted by the move to mobile and cloud services. Employees and lines-of-business, not IT, now choose the software and cloud services they need to do their jobs. Our solution provides enterprise security for this open, but complex, modern IT architecture.

We invented a purpose-built security platform for enterprises to secure business data in a modern IT architecture, while enabling employee personal data privacy and mobile device choice. The MobileIron Enterprise Mobility Management (EMM) solution is a mobile security platform that:

1)	configures and delivers applications to smartphones, tablets, laptops and desktops running modern operating systems such as Android, iOS, macOS and Windows 10;
2)	secures data-at-rest on these modern endpoints;
3)	secures data-in-motion across the corporate network; and
4)	secures access to back-end corporate networks and cloud services.

We believe that every modern endpoint, whether a smartphone, tablet, laptop, desktop, or IoT device, with access to enterprise data will require a solution like MobileIron’s to secure that data.

Our platform has fostered a growing ecosystem of partners to enable our customers and their employees to leverage best-of-breed solutions rather than being locked into a particular vendor’s solution. MobileIron enables employees to have ubiquitous access to the information they need in order to work productively anywhere.Our business model is based on winning new customers, expanding sales and upselling new products within existing customers, and renewing subscriptions and software support agreements. We have sold our platform to over 13,500 cumulative customers since 2009, and our revenue has increased to $163.9 million in 2016. Our global customer support team focuses on enabling customer success, which is designed to lead to additional sales and renewals of subscription and software support agreements. In 2016, we generated over two-thirds of our gross billings from recurring sources (subscriptions and software support agreements). Our blended renewal rates, which are determined on a seat basis for software support and subscription agreements, exceeded 90% in 2016.

We offer our customers the flexibility to deploy our solution as a cloud service or as on-premises software. They can also choose from various pricing options, including subscription and perpetual licensing. We primarily target midsize and large enterprises across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single end user accounted for more than 5% of our total revenue in 2016. One reseller accounted for 15% of our revenue in 2016.

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

Our total revenue was $163.9 million, $149.3 million and $132.3 million in 2016, 2015 and 2014, respectively, representing a growth rate of 10% from 2015 to 2016 and 13% from 2014 to 2015. Growth in recognized revenue slowed relative to the prior year primarily due to a continuing shift in favor of subscription revenue and a slowdown in perpetual license orders.

Revenue from subscription and perpetual licenses represented 37% and 28%, respectively, of total revenue in 2016. The balance, constituting 35% of total revenue in 2016, was software support and services revenue which consists primarily of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription, and software support and services revenue, as we recognized 32% of our total revenue from subscriptions, 36% from perpetual licenses and 32% from software support and services in 2015, and 23% of our total revenue from subscriptions, 50% from perpetual licenses and 27% from software support and services in 2014. Our MRC revenue, included in our reported subscription revenue, comprised approximately 15%, 14% and 9% of total revenue in 2016, 2015 and 2014, respectively.

Our perpetual license revenue was $45.8 million, $53.5 million and $66.8 million in 2016, 2015 and 2014, respectively, representing a decrease of 14% from 2015 to 2016 and 20% from 2014 to 2015.  The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of software licenses priced as subscriptions rather than perpetual licenses. The decline in perpetual license revenue from 2014 to 2015 was also attributable to a decrease of $3.4 million from 2014 to 2015 in revenue recognized from licenses that were delivered prior to 2013, for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Our subscription revenue was $61.4 million, $48.1 million and $30.2 million in 2016, 2015 and 2014, respectively, representing growth of 28% from 2015 to 2016 and 59% from 2014 to 2015. While we expect subscription revenue to increase as new and existing customers continue to purchase software subscription licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC transactions.

Our software support and services revenue was $56.8 million, $47.7 million and $35.3 million in 2016, 2015 and 2014, respectively, representing growth of 19% from 2015 to 2016 and 35% from 2014 to 2015. The growth rate of support and services revenue is primarily dependent on growth in our installed base of customers that purchase recurring software support.

Our gross billings were $182.1 million, $165.0 million and $145.7 million in 2016, 2015 and 2014, respectively, representing growth rates of 10% from 2015 to 2016 and 13% from 2014 to 2015. The slowing of gross billings growth in 2016 was due to the same reasons as noted above for revenue.  See “Key Metrics and Non-GAAP Financial Information” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In 2016, 2015 and 2014, 53%, 50% and 45% of our total revenue, respectively, was generated from customers located outside of the United States, primarily those located in Europe.  International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In 2016, while we increased our spending to support the development of our product, we reduced sales and marketing and general and administrative spending.  However, we continued to incur a net loss. We have incurred net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards subscription licensing, increasing and entrenched competition, changes in our pricing model, our ability to continue to develop and evolve our products or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity.

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

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, recurring revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, and restructuring charges.  Beginning 2016, we no longer exclude perpetual license revenue recognized from licenses delivered prior to 2013 from our non-GAAP financial measures and we have adjusted our non-GAAP financial measures tables accordingly. Perpetual license revenue recognized from licenses delivered prior to 2013 was $1.8 million and $5.2 million in 2015 and 2014, respectively.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, and restructuring charges and from gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because stock-based compensation, the amortization of intangible assets and restructuring charges have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

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

We monitor the following non-GAAP financial measures:

	For the year ended December 31,
(in thousands, except percentages and per share data)	2016	2015	2014
Gross billings	$182,127	$164,999	$145,718
Year-over-year percentage increase	10%	13%	—
Recurring billings	$131,773	$107,485	$78,601
Percentage of gross billings	72%	65%	54%
Year-over-year percentage increase	23%	37%	—
Recurring revenue	$113,414	$90,563	$60,777
Percentage of total revenue	69%	61%	46%
Year-over-year percentage increase	25%	49%	—
Non-GAAP gross profit	$137,218	$124,765	$110,261
Non-GAAP gross margin	83.7%	83.6%	83.3%
Non-GAAP operating loss	$(30,286)	$(52,646)	$(43,014)
Non-GAAP operating margin	(18.5)%	(35.3)%	(32.5)%
Non-GAAP net loss	$(31,123)	$(53,772)	$(43,833)
Non-GAAP loss per share	$(0.36)	$(0.68)	$(0.92)
Free cash flow	$(14,659)	$(52,265)	$(39,688)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	For the year ended December 31,
	2016	2015	2014
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$163,926	$149,298	$132,295
Total deferred revenue, end of period (1)	88,076	69,875	54,174
Less: Total deferred revenue, beginning of period	(69,875)	(54,174)	(40,751)
Total change in deferred revenue	18,201	15,701	13,423
Gross billings	$182,127	$164,999	$145,718
Recurring billings reconciliation:
Total revenue	$163,926	$149,298	$132,295
Less: Perpetual license revenue	(45,775)	(53,512)	(66,816)
Less: Professional services revenue	(2,811)	(3,165)	(2,404)
Subscription and software support deferred revenue, end of period (1)	85,612	67,267	49,194
Less: Subscription and software support deferred revenue, beginning of period	(67,267)	(49,194)	(30,468)
Total change in subscription and software support deferred revenue	18,345	18,073	18,726
Less: Adjustments (2)	(1,912)	(3,209)	(3,200)
Recurring billings	$131,773	$107,485	$78,601
Recurring revenue reconciliation:
Total revenue	163,926	149,298	132,295
Less: Perpetual license revenue	(45,775)	(53,512)	(66,816)
Less: Professional services revenue	(2,811)	(3,165)	(2,404)
Less: Perpetual license recorded over the term of subscription or software support (3)	(1,926)	(2,058)	(2,298)
Recurring revenue:	$113,414	$90,563	$60,777
Non-GAAP gross profit reconciliation:
Gross profit	$133,378	$121,121	$108,260
Add: Stock-based compensation expense	3,043	2,774	1,353
Add: Amortization of intangible assets	616	870	648
Add: Restructuring charge	181	—	—
Non-GAAP gross profit	$137,218	$124,765	$110,261
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.4%	81.1%	81.8%
GAAP to non-GAAP gross margin adjustments	2.3%	2.5%	1.5%
Non-GAAP gross margin	83.7%	83.6%	83.3%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(66,343)	$(83,356)	$(61,070)
Add: Stock-based compensation expense	34,389	28,791	16,626
Add: Amortization of intangible assets	616	870	1,430
Add: Restructuring charge	1,052	1,049	—
Non-GAAP operating loss	$(30,286)	$(52,646)	$(43,014)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(40.5)%	(55.8)%	(46.2)%
GAAP to non-GAAP operating margin adjustments	22.0%	20.5%	13.7%
Non-GAAP operating margin	(18.5)%	(35.3)%	(32.5)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(67,180)	$(84,482)	$(61,889)
Add: Stock-based compensation expense	34,389	28,791	16,626
Add: Amortization of intangible assets	616	870	1,430
Add: Restructuring charge	1,052	1,049	—
Non-GAAP net loss	$(31,123)	$(53,772)	$(43,833)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.78)	$(1.07)	$(1.30)
Add: Stock-based compensation expense per share	0.40	0.37	0.35
Add: Amortization of intangible assets per share	0.01	0.01	0.03
Add: Restructuring charge per share	0.01	0.01	—
Non-GAAP net loss per share	$(0.36)	$(0.68)	$(0.92)
Free cash flow:
Net cash used in operating activities	$(11,729)	$(48,535)	$(36,569)
Purchase of property and equipment	(2,930)	(3,730)	(3,119)
Free cash flow	$(14,659)	$(52,265)	$(39,688)

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

Factors Affecting our Performance

Market Adoption of Enterprise Mobility

We are affected by the pace at which enterprises adopt mobility into their business processes and purchase and expand a mobile security platform. Because our prospective customers often do not have a separate budget for mobile security products, we invest in marketing efforts to increase market awareness, educate prospective customers and drive adoption of our platform. The degree to which prospective customers recognize the mission-critical need for mobile security solutions and deploy mobile apps to enhance employee productivity will determine the customer demand for our solutions. We believe our rate of growth will also be positively correlated to the importance prospective customers place on securing their mobile data.

Customer Preference for Best-of-Breed vs. Suite

We believe we are the best-of-breed platform in our industry. Many of our competitors sell EMM or mobile security as a component of a broader suite. We believe the degree to which prospective customers view our value proposition as differentiated and mobile security as essential versus a “nice to have” will determine the customer demand for our solutions.

Investment in our Ecosystem

We have invested, and intend to continue to invest, in expanding the breadth and depth of our ecosystem. We expect to invest in research and development to enhance the application and technology integration capabilities of our platform. We are also enhancing our solution to allow native apps written to operating systems specifications to be seamlessly integrated. The degree to which we expand our base of ecosystem partners will increase the value of our platform for our customers, which could lead to an increased number of new customers as well as renewals and follow-on sales opportunities.

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

Components of Operating Results

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on premise perpetual licenses.  From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue in 2016, 2015 and 2014.

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

Subscription

Our cost of subscription revenue primarily consists of costs associated with our data center operations for our cloud service, our global Technical Support organization and third-party software royalties. Cloud service data center costs primarily consist of third-party hosting facilities, telecommunication and information technology costs. Global Customer Success organization and data center operations costs primarily consist of salaries, benefits, stock-based compensation, depreciation, and facilities.

Software support and service

Our software support and services cost of revenue primarily consists of costs associated with our global Customer Success organization, including our customer support, professional services, customer advocacy and training teams. These costs consist of salaries, benefits, stock-based compensation, depreciation, facilities and information technology costs.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and with regard to sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel costs. Research and development expense also includes costs associated with contractors and consultants, equipment and software to support our development and quality assurance teams, facilities and information technology. While our research and development expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue over the short term, we expect it to decrease as a percentage of total revenue over the long term.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel costs, including sales commissions. We expense commissions up-front at the time of the sale. Sales and marketing expense also includes costs associated with third-party events, lead generation campaigns, promotional and other marketing activities, as well as travel, equipment and software depreciation, consulting, information technology and facilities. While our sales and marketing expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue over the short term, we expect it to decrease as a percentage of total revenue over the long term.

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of litigation, other legal, accounting and consulting costs. While our general and administrative expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue over the short term, we expect it to decrease as a percentage of total revenue over the long term.

Restructuring Charges

Restructuring charges consist of severance and other costs associated with reducing our workforce to align our cost structure with our expected growth rate.

Amortization of Intangible Assets

Our amortization of intangible assets consists of amortization of noncompete covenants.

Other (Income) Expense—Net

Other (income) expense, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents and fixed income securities. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. Interest income was insignificant for all periods presented.

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

	Year ended December 31,
	2016	2015	2014
Revenue
Perpetual license	$45,775	$53,512	$66,816
Subscription	61,357	48,080	30,227
Software support and services	56,794	47,706	35,252
Total revenue	163,926	149,298	132,295
Cost of revenue (1)
Perpetual license	2,658	2,881	4,448
Subscription	8,297	7,181	5,719
Software support and services	19,412	18,115	13,868
Restructuring charge	181	—	—
Total cost of revenue	30,548	28,177	24,035
Gross profit	133,378	121,121	108,260

Operating expenses:
Research and development (1)	67,398	61,871	46,278
Sales and marketing (1)	101,757	105,520	99,870
General and administrative (1)	29,695	36,037	22,400
Restructuring charge	871	1,049	—
Amortization of intangible assets	—	—	782
Total operating expenses	199,721	204,477	169,330
Operating loss	(66,343)	(83,356)	(61,070)
Other (income) expense - net	(145)	274	302
Loss before income taxes	(66,198)	(83,630)	(61,372)
Income tax expense	982	852	517
Net loss	$(67,180)	$(84,482)	$(61,889)
Net loss per share, basic and diluted	$(0.78)	$(1.07)	$(1.30)
Weighted-average shares used to compute net loss per share, basic and diluted	85,845	78,755	47,517

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2016	2015	2014
Contra-revenue	$—	$—	$123
Cost of revenue	3,043	2,774	1,353
Research and development	11,728	10,607	5,980
Sales and marketing	10,474	9,508	5,930
General and administrative	9,144	5,902	3,363
Total	$34,389	$28,791	$16,749

	Year ended December 31,
	2016	2015	2014
Revenue
Perpetual license	28%	36%	50%
Subscription	37	32	23
Software support and services	35	32	27
Total revenue	100	100	100
Cost of revenue
Perpetual license	2	2	3
Subscription	5	5	4
Software support and services	12	12	11
Restructuring charge	—	—	—
Total cost of revenue	19	19	18
Gross profit	81	81	82
Operating expenses:
Research and development	41	41	35
Sales and marketing	62	71	75
General and administrative	18	24	17
Restructuring charge	1	1	—
Amortization of intangible assets	—	—	1
Total operating expenses	122	137	128
Operating loss	(41)	(56)	(46)
Other (income) expense - net	—	—	—
Loss before income taxes	(41)	(56)	(46)
Income tax expense	—	1	—
Net loss	(41)%	(57)%	(46)%

Years Ended December 31, 2016, 2015 and 2014

Revenue

				Change
(in thousands,	Year Ended December 31,			2016 vs 2015		2015 vs 2014
except percentages)	2016	2015	2014	Amount	%	Amount	%
Perpetual	$45,775	$53,512	$66,816	$(7,737)	(14)%	$(13,304)	(20)%
Subscription	61,357	48,080	30,227	13,277	28%	17,853	59%
Software support and services	56,794	47,706	35,252	9,088	19%	12,454	35%
Total revenue	$163,926	$149,298	$132,295	$14,628	10%	$17,003	13%

Percentage of total revenue
Perpetual	28%	36%	50%
Subscription	37	32	23
Software support and services	35	32	27
	100%	100%	100%

	For the year ended December 31,						Change
	2016		2015		2014		2016 vs 2015		2015 vs 2014
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Revenue
United States	$77,039	47%	$74,235	50%	$72,124	55%	$2,804	4%	$2,111	3%
International	86,887	53%	75,063	50%	60,171	45%	11,824	16%	14,892	25%
Total revenue	$163,926	100%	$149,298	100%	$132,295	100%	$14,628	10%	$17,003	13%

Comparison of 2016 and 2015

Perpetual license revenue decreased $7.7 million in 2016 compared to 2015, primarily due to a shift in favor of software licenses priced as subscriptions, a slowdown in perpetual license orders and a $1.6 million decrease in revenue recognized from licenses that were delivered prior to 2013, but for which the revenue is being recognized ratably over the contractual terms of the related software support agreements due to lack of VSOE for software support and services prior to January 1, 2013.

Subscription revenue increased $13.3 million, or 28%, in 2016 compared to 2015, due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on premise software products. The increase in subscription revenue also included an increase in MRC revenue from $21.1 million in 2015 to $24.5 million in 2016.

Software support and services revenue increased $9.1 million, or 19%, in 2016 compared to 2015, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international sales increased 16% in 2016 compared to 2015 due to an increase in the adoption of our products and an increased cumulative installed base of customers partially offset by a decrease in revenue recognized from perpetual licenses delivered prior to 2013, as noted above.

Revenue from U.S. sales increased 4% in 2016 compared to 2015 due to an increase in the adoption of our products and an increased cumulative installed base of customers, partially offset by the mix shift from perpetual to subscription, a slowdown in perpetual license orders, and less revenue being recognized from licenses delivered prior to 2013.

Revenue from AT&T, as a reseller, was 15% of total revenue in 2016 compared with 16% in 2015. No other customer accounted for 5% or more of total revenue in 2016 and 2015.

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

Revenue from U.S. sales increased 3% in 2015 compared to 2014 due to an increase in the adoption of our products and an increased cumulative installed base of customers, partially offset by the mix shift from perpetual to subscription, including MRC, a slowdown in perpetual license orders, and less revenue being recognized from licenses delivered prior to 2013.

Revenue from AT&T, as a reseller, was 16% of total revenue in 2015 compared with 20% in 2014. No other customer accounted for 5% or more of total revenue in 2015 and 2014.

Cost of Revenue and Gross Margin

	For the year ended December 31,						Change
	2016		2015		2014		2016 vs 2015		2015 vs 2014
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Cost of revenue:
Perpetual license	$2,658	2%	$2,881	2%	$4,448	3%	$(223)	(8)%	$(1,567)	(35)%
Subscription	8,297	5%	7,181	5%	5,719	4%	1,116	16%	1,462	26%
Software support and services	19,412	12%	18,115	12%	13,868	11%	1,297	7%	4,247	31%
Restructuring charge	181	—%	—	—%	—	—%	181	100%	—	—
Total cost of revenue	$30,548	19%	$28,177	19%	$24,035	18%	$2,371	8%	$4,142	17%
Gross profit	$133,378		$121,121		$108,260		$12,257	10%	$12,861	12%
Gross margin		81%		81%		82%

Comparison of 2016 and 2015

Total cost of revenue increased $2.4 million, or 8%, in 2016 compared to 2015. Perpetual license cost of revenue decreased $223,000, or 8%, primarily due to a decrease in royalty expense and intangible assets amortization, partially offset by costs associated with a modest increase in sales of our hardware appliances. Subscription cost of revenue increased $1.1 million, or 16%, due to an increase in data center operations and Global Customer Success organization expenses. Software support and services cost of revenue increased $1.3 million, or 7%, primarily due to an increase in Global Customer Success organization expense. Global Customer Success and data center operations expenses increased as a result of increases in payroll-related expense as we increased headcount, professional services expense to supplement our Global Customer Success team, and facilities and infrastructure expense.  The $181,000 restructuring charge in 2016 resulted from workforce reductions designed to align our spending with our expected growth rate.  Our gross margin in 2016 was approximately flat compared to 2015.

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

Operating Expenses

	For the year ended December 31,						Change
	2016		2015		2014		2016 vs 2015		2015 vs 2014
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Operating expenses:
Research and development	$67,398	41%	$61,871	41%	$46,278	35%	$5,527	9%	$15,593	34%
Sales and marketing	101,757	62%	105,520	71%	99,870	75%	(3,763)	(4)%	5,650	6%
General and administrative	29,695	18%	36,037	24%	22,400	17%	(6,342)	(18)%	13,637	61%
Restructuring charge	871	1%	1,049	1%	—	—%	(178)	(17)%	1,049	100%
Amortization of intangible assets	—	—%	—	—%	782	1%	—	—%	(782)	(100)%
Total operating expenses	$199,721	122%	$204,477	137%	$169,330	115%	$(4,756)	(2)%	$35,147	21%

Comparison of 2016 and 2015

Research and development expense increased $5.5 million, or 9%, in 2016 compared to 2015, primarily due to an increase in personnel costs of $2.6 million as we increased our development headcount to support continued investment in our product and service offerings. This includes an increase in stock-based compensation expense of $1.1 million, which was driven primarily by our stock-settled bonus program and restricted stock unit grants, partially offset by declining expense from stock options. Facilities and other infrastructure expense increased by $2.3 million to support the increased headcount in research and development and also reflects office rent increases in the U.S. and India. Professional fees increased by $442,000 to support product development initiatives.

Sales and marketing expense decreased $3.8 million, or 4%, in 2016 compared to 2015, primarily due to decreases in personnel costs of $3.0 million. Personnel costs decreased due to a decrease in payroll and payroll related expenses of $3.9 million, off-set by an increase of $966,000 for stock-based compensation expense, driven primarily by restricted stock unit grants and our stock-settled bonus program, partially offset by declining expense from stock options. The headcount reduction completed in the third quarter of 2015, a more measured approach to hiring and replacing personnel since then, and a reduction in medical benefit costs were the primary reasons for the personnel costs decrease. Travel-related expense decreased $2.1 million, due to cost reduction initiatives implemented in the third quarter of 2015 that we sustained through 2016. The decrease in payroll-related and travel expenses was partially offset by an increase in professional fees of $827,000 to support sales and marketing and an increase in third-party marketing-related expense of $530,000 as we devoted more resources to field marketing programs and events.

General and administrative expense decreased $6.3 million, or 18%, in 2016 compared to 2015, primarily due to a $9.7 million decrease in litigation legal fees due to our settlement of patent litigation in 2015, partially offset by an increase in personnel costs of $3.5 million. The increase in personnel costs includes an increase in stock-based compensation expense of $3.3 million, which was driven primarily by our stock-settled bonus program and restricted stock unit grants. In addition, professional fees decreased $649,000 due to lower recruiting expense, and facilities and infrastructure expenses increased by $302,000.

Restructuring charges were $1.1 million in 2016  ($181,000 in cost of revenue and $871,000 in operating expenses) and $1.0 million in 2015. The restructuring charges resulted from workforce reductions designed to align our spending with our expected growth rate.

Comparison of 2015 and 2014

Research and development expense increased $15.6 million, or 34%, in 2015 compared to 2014, primarily due to an increase in personnel costs of $10.7 million as we increased our development headcount to support continued investment in our product and service offerings. This expense also includes an increase in stock-based compensation expense of $4.6 million. The stock-based compensation expense increase was driven primarily by stock-settled bonus expense, associated with a new bonus program in 2015, restricted stock unit grants and our 2014 Employee Stock Purchase Plan, or ESPP, which was introduced in mid-2014 after our IPO, but was partially offset by a reduction in expense associated with restricted stock held by employees who terminated in 2014. Facilities and other infrastructure expenses increased by $3.4 million to support the increased headcount in research and development. Support of headcount growth was also the primary reason for increases in facilities and infrastructure expenses in the other functional areas. In order to accommodate headcount growth we entered into several new office leases in 2015. Professional fees increased by $1.2 million, as we supplemented our development resources.

Sales and marketing expense increased $5.7 million, or 6%, in 2015 compared to 2014, primarily due to an increase in personnel costs of $3.6 million. While average sales and marketing headcount was higher in 2015 than 2014, we reduced our sales and marketing personnel in the second half of 2015 to better align our cost structure with our slower billings growth. Personnel costs include an increase of $4.0 million in salaries and an increase of $3.6 million for stock-based compensation expense, offset by a $4.0 million decrease in commissions and other payroll-related expenses. The stock-based compensation expense increase was driven primarily by restricted stock unit grants and the ESPP. Professional fees increased by $895,000 due to recruiting fees and contractors supporting our sales team in non-U.S. locations. Travel-related expense increased $494,000 as a result of increased travel requirements of our larger sales team. Our third-party marketing-related expense increased $451,000 as we invested in events, demand generation, public relations, marketing infrastructure, and various other programs to expand our customer base and maintain and grow relationships with our existing customers.

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

Other (Income) Expense—Net

	For the year ended December 31,			Change
(in thousands,				2016 vs 2015		2015 vs 2014
except percentages)	2016	2015	2014	Amount	%	Amount	%
Other (income) expense—net	$(145)	$274	$302	$(419)	(153)%	$(28)	(9)%

Other (income) expense—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. Interest income was $454,000 in 2016 and $238,000 in 2015. We recorded foreign exchange losses of $339,000, $518,000 and $304,000 in 2016, 2015 and 2014, respectively.

Income Tax Expense

	For the year ended December 31,			Change
(in thousands,				2016 vs 2015		2015 vs 2014
except percentages)	2016	2015	2014	Amount	%	Amount	%
Income tax expense	$982	$852	$517	$130	15%	$335	65%

Income tax expense was $982,000, $852,000 and $517,000 in 2016, 2015 and 2014, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

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

	Three Months Ended
(in thousands, except share and per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue
Perpetual license	$14,313	$11,311	$9,783	$10,368	$15,462	$13,644	$12,347	$12,059
Subscription	16,361	15,570	14,803	14,623	14,413	12,253	11,217	10,197
Software support and services	14,798	14,685	14,295	13,016	13,171	12,104	11,193	11,238
Total revenue(1)	45,472	41,566	38,881	38,007	43,046	38,001	34,757	33,494
Cost of revenue
Perpetual license	518	652	629	859	910	745	627	599
Subscription	2,113	2,202	2,199	1,783	1,815	1,939	1,688	1,739
Software support and services	4,721	4,774	5,289	4,628	4,815	4,889	4,254	4,157
Restructuring charges	—	181	—	—
Total cost of revenue(1)	7,352	7,809	8,117	7,270	7,540	7,573	6,569	6,495
Gross profit	38,120	33,757	30,764	30,737	35,506	30,428	28,188	26,999
Operating expenses
Research and development(1)	16,213	16,238	18,019	16,927	16,503	16,968	14,899	13,501
Sales and marketing(1)	24,843	24,001	27,246	25,668	24,822	25,856	29,037	25,805
General and administrative(1)	6,921	6,961	8,265	7,548	8,065	10,469	9,105	8,398
Restructuring charges	—	871	—	—	—	1,049	—	—
Total operating expenses	47,977	48,071	53,530	50,143	49,390	54,342	53,041	47,704
Operating loss	(9,857)	(14,314)	(22,766)	(19,406)	(13,884)	(23,914)	(24,853)	(20,705)
Other (income) expense - net	39	(19)	(30)	(135)	138	(2)	16	122
Loss before income taxes	(9,896)	(14,295)	(22,736)	(19,271)	(14,022)	(23,912)	(24,869)	(20,827)
Income tax expense	310	298	198	176	392	183	144	133
Net loss	$(10,206)	$(14,593)	$(22,934)	$(19,447)	$(14,414)	$(24,095)	$(25,013)	$(20,960)
Net loss per share, basic and diluted	$(0.12)	$(0.17)	$(0.27)	$(0.23)	$(0.18)	$(0.30)	$(0.32)	$(0.27)
Weighted-average shares used to compute net loss per share, basic and diluted	88,335	86,713	85,317	82,977	80,748	79,373	78,198	76,990

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
(in thousands)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Stock-Based Compensation Expense:
Cost of revenue	$851	$747	$1,055	$390	$846	$1,055	$443	$430
Research and development	2,606	2,709	3,812	2,601	2,898	3,832	2,149	1,728
Sales and marketing	2,056	2,307	2,992	3,119	2,894	2,586	2,193	1,835
General and administrative	2,210	2,109	2,686	2,139	1,780	1,812	1,167	1,143
Total stock-based compensation expense	$7,723	$7,872	$10,545	$8,249	$8,418	$9,285	$5,952	$5,136

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

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2016	2015	2014
Cash and cash equivalents	$54,043	$47,234	$104,287
Short term-investments	36,184	49,576	13,869
Long-term investments	—	2,094	22,220
Total cash, cash equivalents and investments	$90,227	$98,904	$140,376

				Change
	For the year Ended December 31,			2016 vs 2015		2015 vs 2014
(in thousands, except percentages)	2016	2015	2014	Amount	%	Amount	%
Net cash used in operating activities	$(11,729)	$(48,535)	$(36,569)	$36,806	(76)%	$(11,966)	33%
Net cash provided by (used in) investing activities	$12,567	$(19,679)	$(39,873)	$32,246	(164)%	$20,194	(51)%
Net cash provided by financing activities	$5,971	$11,161	$107,156	$(5,190)	(47)%	$(95,995)	(90)%

At December 31, 2016, we had cash and cash equivalents of $54.0 million, the significant majority of which are held in the United States. At December 31, 2016, we had short-term investments of $36.2 million. In the twelve months ended December 31, 2016, we purchased $79.1 million of investment securities and received $94.6 million from maturities of investment securities.

In the fourth quarter of 2014, we began to invest a portion of our IPO proceeds from cash and cash equivalents in fixed income securities, including commercial paper, corporate debt securities and obligations of U.S. government agencies.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity to $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. As of December 31, 2016, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

Cash Used in Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and the timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect cash outflows from operating activities to be affected by increases in personnel costs as we grow our business. Cash used in operating activities was $11.7 million, $48.5 million and $36.6 million in 2016, 2015 and 2014, respectively.

In 2016, we used $11.7 million of cash in operating activities primarily as a result of the net loss incurred in the year. While we increased our spending in research and development, we reduced spending in general and administrative and sales and marketing compared to 2015 in an effort to align our expenses with our revenue.  Our net loss decreased from $84.5 million in 2015 to $67.2 million in 2016 as we decreased our operating expenses 2% to $199.7 million and increased our cost of revenue 8% to $30.5 million while increasing our revenue 10% to $163.9 million. The net loss included non-cash charges of $38.5 million, primarily due to stock-based compensation and depreciation expense, compared to $32.9 million in 2015. Changes in operating assets and liabilities, as sources of cash, consisted of an $18.2 million increase in deferred revenue that was partially offset by an increase in accounts receivable of $1.2 million.

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

Cash provided by investing activities of $12.6 million in 2016 consisted of $94.6 million received from maturities of investment securities that was partially offset by of our purchase of $79.1 million of short-term investments. In addition, we purchased $2.9 million of property and equipment. We purchased equipment to expand, refresh and improve our infrastructure, to support growth, and to outfit new office facilities.

Cash used in investing activities was $19.7 million and $39.9 million, in 2015 and 2014, respectively. In 2014, we purchased $60.9 million of short and long-term investments, partially offset by $45.0 million received from maturities of investment securities. In addition, we purchased $3.7 million of property and equipment. We purchased equipment to expand our data centers and infrastructure to support growth and to outfit new office facilities.  In 2014, we purchased $36.1 million of short and long-term investments. In addition, we purchased $3.1 million of equipment and software and paid $650,000 to purchase intellectual property. Property and equipment purchases were primarily to support our employee growth and expand our data centers.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from our IPO, the issuance of convertible preferred stock, the exercise of stock options and ESPP, and borrowings and repayments under our revolving line of credit.

In 2016, our financing activities provided $6.0 million of cash. We received $4.3 million from employees who participated in our ESPP and $1.6 million from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of December 31, 2016:

		Less Than 1			More Than 5
(In thousands)	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$26,804	$5,778	$9,762	$7,385	$3,879
Purchase obligations	3,031	3,031	—	—	—
Total	$29,835	$8,809	$9,762	$7,385	$3,879

We lease our office facilities under noncancelable operating lease agreements expiring between 2017 and 2023.

As of December 31, 2016, our net unrecognized tax benefits including interest and penalties were $5.3 million, $5.2 million of which are netted against deferred tax assets.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance-Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Concentration

In 2016, AT&T accounted for approximately 16% of our revenue (including 1% as an end customer). In 2015, AT&T accounted for approximately 17% of our revenue (including 1% as an end customer). Our agreements with this reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and alternative resellers and other channel partners exist to deliver our products to our end customers.

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

The critical accounting policies requiring estimates, assumption and judgments that we believe have the most significant impact on our consolidated financial statements as described below. Our senior management has discussed the development, selection and disclosure of these estimates, assumptions and judgments with our audit committee. For further information on all of our significant accounting policies, see Note 1 entitled “Description of Business and Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Goodwill and Intangible Assets with Indefinite Lives

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill for impairment in 2016 and 2015 and observed no impairment indicators.

We also review our indefinite lived intangible assets for impairment. We have determined that our intangible assets have not been impaired in 2016.

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

•	Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we did not have sufficient trading history for our common stock.
•	Dividend Yield. The expected dividend assumption is based on our current expectations about our dividend policy. We currently do not expect to issue any dividends.
•	Forfeiture Rate. The forfeiture rate is calculated on expected employee turnover. We have applied the same forfeiture rate to our entire employee population.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year ended December 31,
	2016	2015	2014
Expected dividend yield	—	—	—
Risk-free interest rate	1.4% - 1.5%	1.6% - 1.8%	1.7% - 2.1%
Expected volatility	42%	43% - 45%	48% - 56%
Expected life (in years)	6.1	5.5 - 6.1	5.6 - 6.5

The fair value of the rights to acquire stock under our ESPP was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2016	2015	2014
Expected dividend yield		—	—
Risk-free interest rate	0.5% - 0.7%	0.1% - 0.7%	0.1% - 0.5%
Expected volatility	34% - 41%	34% - 35%	47% - 49%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.7 - 2.2

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

In 2016, 2015 and 2014, stock-based compensation expense was $34.4 million, $28.8 million and $16.6 million, respectively. As of December 31, 2016, we had approximately $41.2 million of total unrecognized stock-based compensation expense, net of related forfeiture estimates.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $117.8 million as of December 31, 2016. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. When evidence indicating that it becomes more likely than not that the tax asset may be utilized, the allowance will be released.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are currently primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. In 2015 and 2016, our operating expenses benefitted from the increase in the value of the U.S. dollar versus the Euro and other foreign currencies. If, in 2017 or future years, the U.S. dollar declines in value versus the Euro, British Pound, Indian Rupee or other currencies, our operating expenses will increase. Approximately 18% of our 2016 expenses were denominated in foreign currencies.  The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow or if we more frequently enter  into sales contracts denominated in foreign currencies, we will reassess our approach to managing our risk related to fluctuations in currency rates.

Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Interest Rate Risk

We had cash, cash equivalents and fixed income investments of $90.2 million and $98.9 million as of December 31, 2016 and 2015, respectively, consisting of bank deposits, money market funds, corporate debt securities, commercial paper and securities and obligations of U.S. government agencies.

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

Due to increases in interest rates, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.  However, because we classify our investments as “held-to-maturity”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in value are determined to be other-than-temporary.  We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.  For instance the effect of a hypothetical 50 basis point increase or decrease in interest rates would result in a change of approximately $180,000 to our annual interest income.

Item 8. Financial Statements and Supplementary Data

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

MobileIron, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MobileIron, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheets of MobileIron, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MobileIron, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

February 14, 2017

MOBILEIRON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$54,043	$47,234
Short-term investments	36,184	49,576
Accounts receivable, net of allowance for doubtful accounts of $433 and $628 at December 31, 2016 and December 31, 2015, respectively	43,755	42,674
Prepaid expenses and other current assets	6,131	4,809
TOTAL CURRENT ASSETS	140,113	144,293
Long-term investments	—	2,094
Property and equipment—net	5,503	6,572
Intangible assets—net	645	1,261
Goodwill	5,475	5,475
Other assets	1,370	1,419
TOTAL ASSETS	$153,106	$161,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$701	$2,551
Accrued expenses	21,674	19,196
Deferred revenue-current	68,153	55,978
TOTAL CURRENT LIABILITIES	90,528	77,725
Long-term liabilities:
Deferred revenue-noncurrent	19,923	13,897
Other long-term liabilities	1,838	1,353
TOTAL LIABILITIES	112,289	92,975

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 89,066,031 shares and 81,326,237 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	9	8
Additional paid-in capital	383,193	343,336
Accumulated deficit	(342,385)	(275,205)
TOTAL STOCKHOLDERS’ EQUITY	40,817	68,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,106	$161,114

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue
Perpetual license	$45,775	$53,512	$66,816
Subscription	61,357	48,080	30,227
Software support and services	56,794	47,706	35,252
Total revenue	163,926	149,298	132,295

Cost of revenue
Perpetual license	2,658	2,881	4,448
Subscription	8,297	7,181	5,719
Software support and services	19,412	18,115	13,868
Restructuring charge	181	—	—
Total cost of revenue	30,548	28,177	24,035
Gross profit	133,378	121,121	108,260

Operating expenses:
Research and development	67,398	61,871	46,278
Sales and marketing	101,757	105,520	99,870
General and administrative	29,695	36,037	22,400
Restructuring charge	871	1,049	—
Amortization of intangible assets	—	—	782
Total operating expenses	199,721	204,477	169,330

Operating loss	(66,343)	(83,356)	(61,070)
Other (income) expense - net	(145)	274	302
Loss before income taxes	(66,198)	(83,630)	(61,372)
Income tax expense	982	852	517
Net loss	$(67,180)	$(84,482)	$(61,889)
Net loss per share, basic and diluted	$(0.78)	$(1.07)	$(1.30)
Weighted-average shares used to compute net loss per share, basic and diluted	85,845	78,755	47,517

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

							Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE—December 31, 2013	49,446,072	$160,259	11,008,283	$2	$19,007	$(128,834)	$(109,825)
Issuance of common stock for stock option exercises	—	—	1,044,087	—	2,280	—	2,280
Vesting of early exercised stock options and restricted stock	—	—	1,400,259	—	669	—	669
Issuance of Series F preferred stock at $9.9550 per share—net of issuance costs of $6	200,903	1,994	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,749	—	16,749
Conversion of preferred stock for initial public offering	(49,646,975)	(162,253)	49,646,975	5	162,248	—	162,253
Issuance of common stock for initial public offering, net of issuance costs of $4,076	—	—	12,777,777	1	102,874	—	102,875
Purchase of Averail Corporation	—	—	276,463	—	1,982	—	1,982
Net loss	—	—	—	—	—	(61,889)	(61,889)
BALANCE—December 31, 2014	—	$—	76,153,844	$8	$305,809	$(190,723)	$115,094
Issuance of common stock for stock option exercises, net of repurchases	—	—	2,776,221	—	5,846	—	5,846
Vesting of early exercised stock options and restricted stock	—	—	198,564	—	246	—	246
Issuance of common stock for pursuant to the Employee Stock Purchase Plan	—	—	1,273,147	—	7,359	—	7,359
Vesting of restricted stock units	—	—	924,461	—	—	—	—
Stock-based compensation	—	—	—	—	24,076	—	24,076
Net loss	—	—	—	—	—	(84,482)	(84,482)
BALANCE—December 31, 2015	—	$—	81,326,237	$8	$343,336	$(275,205)	$68,139
Issuance of common stock for stock option exercises, net of repurchases	—	—	1,040,902	—	2,468	—	2,468
Vesting of early exercised stock options	—	—	9,957	—	43	—	43
Issuance of common stock pursuant to the Employee Stock Purchase Plan			1,799,341	—	4,851	—	4,851
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	—	—	1,653,371	1	5,638	—	5,639
Vesting of restricted stock units			3,236,223	—	—	—	—
Stock-based compensation	—	—	—	—	26,857	—	26,857
Net loss	—	—	—	—	—	(67,180)	(67,180)
BALANCE—December 31, 2016	—	$—	89,066,031	$9	$383,193	$(342,385)	$40,817

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,180)	$(84,482)	$(61,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,389	28,791	16,749
Depreciation	3,348	2,757	2,215
Amortization of intangible assets	616	870	1,430
Amortization of premium (accretion) of investment securities	(14)	368	—
Provision for doubtful accounts	77	150	54
Loss on disposal of equipment	99	—	21
Changes in operating assets and liabilities:
Accounts receivable	(1,158)	(8,148)	(10,605)
Other current and noncurrent assets	(447)	(932)	(835)
Accounts payable	(1,297)	1,414	(12)
Accrued expenses and other long-term liabilities	1,637	(5,024)	2,881
Deferred revenue	18,201	15,701	13,422
Net cash used in operating activities	(11,729)	(48,535)	(36,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,930)	(3,730)	(3,119)
Proceeds from maturities of investment securities	94,631	44,964	—
Purchase of investment securities	(79,134)	(60,913)	(36,104)
Purchase of intellectual property	—	—	(650)
Net cash provided by (used in) investing activities	12,567	(19,679)	(39,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount drawn from revolving line of credit	—	—	3,300
Repayments of revolving line of credit	—	—	(7,600)
Proceeds from the issuance of convertible preferred stock-net of cash issuance costs	—	—	1,994
Proceeds from initial public offering	—	—	106,950
Payment of offering costs related to initial public offering	—	—	(4,076)
Proceeds from Employee Stock Purchase Plan	4,332	5,406	4,280
Proceeds from exercise of stock options	1,639	5,755	2,308
Net cash provided by financing activities	5,971	11,161	107,156
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,809	(57,053)	30,714
CASH AND CASH EQUIVALENTS—Beginning of period	47,234	104,287	73,573
CASH AND CASH EQUIVALENTS—End of period	$54,043	$47,234	$104,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,021	$595	$271
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES RELATED TO ACQUISITIONS
Fair value of assets acquired	$—	$—	$2,276
Liabilities assumed	$—	$—	$(294)
Issuance of common stock	$—	$—	$(1,982)
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	$5,639	$—	$—
Value of shares issued under the Employee Stock Purchase Plan	$4,851	$7,359	$—
Purchase of property and equipment recorded in accounts payable	$—	$554	$—
Tenant improvement allowance recorded in property and equipment and liabilities	$—	$1,068	$—
Offering costs recorded in accrued liabilities	$—	$—	$27

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

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of approximately $339,000, $518,000 and $304,000 in 2016, 2015 and 2014, respectively, in other (income) expense—net in our consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $15.0 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. Activity in our allowance for doubtful accounts was as follow (in thousands):

	Balance at	Bad	Write-offs,	Balance at
	Beginning	Debt	Net of	End
	of Period	Expense	Recoveries	of Period
Balance as of December 31, 2016	$628	77	(272)	$433
Balance as of December 31, 2015	$550	150	(72)	$628
Balance as of December 31, 2014	$492	54	4	$550

One reseller accounted for 16% (1% as an end customer), 17% (1% as an end customer) and 22% (2% as an end customer) of total revenue in 2016, 2015 and 2014, respectively. The same reseller accounted for 15% and 14% of net accounts receivable as of December 31, 2016 and 2015, respectively.

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

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. We recognized $1.8 million and $5.2 million of perpetual license revenue in 2015 and 2014, respectively, from sales made prior to January 1, 2013. In 2016, we recognized no significant revenue from sales made prior to January 1, 2013.

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

Historically, sales made through resellers were fulfilled directly to end users, and we recognized revenue when we delivered licenses to end users and all other revenue recognition criteria were met. Over time, however, our business has evolved and some of our operators, system integrators and other resellers have requested that we deliver licenses to them. In those instances we recognize revenue at the time that we deliver to our resellers and all other revenue recognition criteria are met; such resellers have no rights of return or exchange.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, cash and cash equivalents consisted of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. In 2016, 2015 and 2014, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock, restricted stock units and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for 2016, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

We have determined that our intangible assets have not been impaired during the years ended December 31, 2016, 2015 and 2014.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate in 2016, 2015 and 2014 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense in 2016, 2015 and 2014 was $305,000,  $256,000 and $526,000, respectively.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We are evaluating the impact of the adoption on our consolidated balance sheet, results of operations, cash flows and disclosures.

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. As clarified by the FASB on July 9, 2015, provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We currently plan to adopt the new standard effective January 1, 2018. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we expect to recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term. In addition, we expect accounting for commissions to be impacted significantly as we will capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred.  Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard will be dependent on contract-specific terms.

In February 2016, the FASB finalized the Accounting Standard Update, or ASU, 2016-02, “Leases”. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases (leases with the term of 12 months or longer) and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, we expect to record a lease commitment liability and corresponding asset for most of our leases.  We will adopt ASU 2016-02 effective January 1, 2019.

In March 2016, the FASB issued new Accounting Standard Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Under the new standard, excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit in the income statement and the excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Excess tax benefits will be classified along with other cash flows related to income taxes as an operating activity. The ASU allows an entity to elect as an accounting policy either to continue to estimate the total number of awards that are expected to vest or account for forfeitures when they occur. The ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employer’s minimum statutory tax withholding requirement. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. We will adopt all relevant provisions of this update in the first quarter of fiscal 2017. We do not expect, that adoption of this update will have a significant effect on our consolidated balance sheet, results of operations, cash flows or statement of shareholders equity because we have a full valuation allowance on our deferred tax assets but it will have an impact on our disclosures. As part of this adoption, we will make an accounting policy election to continue to estimate the total number of awards that are expected to vest.

2. Significant Balance Sheet Components

Property and Equipment—Property and equipment at December 31, 2016 and 2015 consisted of the following (in thousands):

	As of December 31,
	2016	2015
Computers and appliances	$9,754	$7,908
Purchased software	2,297	2,220
Furniture and fixtures	1,477	1,338
Leasehold improvements	2,985	2,887
Total property and equipment	16,513	14,353
Accumulated depreciation and amortization	(11,010)	(7,781)
Total property and equipment—net	$5,503	$6,572

Accrued Expenses—Accrued expenses at December 31, 2016 and 2015 consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accrued commissions	$5,908	$4,181
Accrued stock-settled bonus	6,608	4,714
Accrued vacation	611	512
Employee Stock Purchase Plan liability	1,811	2,329
Other accrued payroll-related expenses	3,085	2,483
Other accrued liabilities	3,651	4,977
Total accrued expenses	$21,674	$19,196

Deferred Revenue—Current and noncurrent deferred revenue at December 31, 2016 and 2015 consisted of the following (in thousands):

	As of December 31,
	2016	2015
Perpetual license	$404	$400
Subscription	35,495	25,013
Software support	50,117	42,254
Professional services	2,060	2,208
Total current and noncurrent deferred revenue	$88,076	$69,875

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of December 31, 2016 or 2015.

Our financial instruments measured at fair market value as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$15,003	$—	$—	$15,003
Corporate debt securities	—	10,738	—	10,738
Commercial paper	—	47,479	—	47,479
Total	$15,003	$58,217	$—	$73,220

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$18,850	$—	$—	$18,850
Corporate debt securities	—	28,520	—	28,520
Commercial paper	—	24,187	—	24,187
Securities and obligations of U.S. government agencies	—	12,426	—	12,426
Total	$18,850	$65,133	$—	$83,983

4. Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$10,740	$—	$(2)	$10,738
Commercial paper	47,473	8	(2)	47,479
Total	$58,213	$8	$(4)	$58,217

	As of December 31, 2015
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$28,549	$1	$(30)	$28,520
Commercial paper	24,187	1	(1)	24,187
Securities and obligations of U.S. government agencies	12,431	—	(5)	12,426
Total	$65,167	$2	$(36)	$65,133

The following table summarizes the balance sheet classification of our investments:

	As of December 31,
(in thousands)	2016	2015
Cash equivalents	$22,029	$13,499
Short-term investments	36,184	49,574
Long-term investments	—	2,094
Total investments	$58,213	$65,167

The gross amortized cost and estimated fair value of our held-to-maturity investments at December 31, 2016 and 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31,
	2016		2015
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$58,213	$58,217	$63,073	$63,040
Due after one year through five years	—	—	2,094	2,093
Total	$58,213	$58,217	$65,167	$65,133

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In 2016, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

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

The technology intangible asset is being amortized on a straight-line basis over a period of four years and is reported, net of accumulated amortization, in the accompanying consolidated balance sheets as of December 31, 2016 and 2015. Amortization expense related to the intangible asset was $400,000 in each of 2016 and 2015 and $300,000 in 2014, and was included in cost of revenue.

The amount of revenue and earnings from the acquisitions are included in the condensed consolidated statements of operations and pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not significant to our financial results.

6. Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,435)	—	$645
Total	$3,080	$(2,435)	$—	$645

	December 31, 2015
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(1,819)	—	$1,261
Total	$3,080	$(1,819)	$—	$1,261

Amortization of the technology intangible assets was recorded in cost of revenue.

The weighted average remaining life of our intangible assets on December 31, 2016 was 1.1 years.

Estimated remaining intangible assets amortization expense for their remaining lives as follows (in thousands):

Year
2017	545
2018	100
2019	—
Total	$645

At December 31, 2016, 2015 and 2014, the carrying value of goodwill was $5.5 million.

7. Restructuring Charges

We initiated business restructuring plans in 2015 and 2016 to reduce our cost structure through workforce reductions. These restructuring activities were substantially complete as of December 31, 2016.

The following table sets forth a summary of restructuring activities which took place during the years ended December 31, 2016 and 2015 (in thousands):

Severance
and Related Costs
Balance, December 31, 2014	$—
Provision for restructuring charges	1,049
Cash payments	(1,049)
Balance, December 31, 2015	$—
Provision for restructuring charges	1,052
Cash payments	(1,037)
Balance, December 31, 2016	$15

The remaining restructuring balance as of December 31, 2016 relates to employee severance, which we expect to pay by March 31, 2017.

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

In 2014, we withdrew $3.3 million and repaid $7.6 million under our line of credit. There were no outstanding amounts under the line of credit at December 31, 2016 and 2015.

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new Mountain View facility lease thereby reducing the borrowing capacity under our line of credit to $18.5 million.

In July 2015, we amended our revolving line of credit and extended its maturity date to August 2017.

There were no other outstanding amounts under the line of credit at December 31, 2016 and 2015, we were in compliance with all financial covenants.

9. Preferred Stock

Upon completion of our IPO in June 2014, all shares of our issued and outstanding convertible preferred stock were automatically converted into 49,646,975 shares of common stock.

We amended and restated our certificate of incorporation in June 2014 to authorize the future issuance of up to 10,000,000 shares of convertible preferred stock. No shares of convertible preferred stock were issued and outstanding as of December 31, 2016.

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

10. Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2016 and 2015. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from funds available, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of December 31, 2016 and 2015, we reserved shares of common stock for issuance as follows:

	As of December 31,
	2016	2015
Options outstanding	9,835,992	11,498,747
Unvested restricted stock units outstanding	10,474,975	7,832,962
Unvested early exercised stock options	2,471	12,428
Shares available for grant under the 2014 Equity Incentive Plan	4,199,415	6,672,236
Shares available for purchase under the Employee Stock Purchase Plan	575,974	1,561,929
Total	25,088,827	27,578,302

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2016, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,066,933 shares, which was 5% of the total number of capital stock outstanding at December 31, 2015.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our Amended and Restated 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of December 31, 2016 there were 1,970,000 options and restricted stock units outstanding under the Inducement Plan.

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

As of December 31, 2016 and 2015, approximately 575,974 and 1,561,929 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2016, we increased the number of shares available for issuance under the ESPP by 813,386 shares, which was 1% of the total number of capital stock outstanding at December 31, 2015.

Restricted Stock and Restricted Stock Units

Restricted stock activity in 2014 and 2015 was as follows:

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

No restricted stock was granted, vested or cancelled/forfeited in 2016.

For stock-based compensation expense, we measured the value of the restricted stock based on the fair value of our common stock on the date of grant. Our restricted stock grants were subject to service only or service and performance-based vesting conditions. We expensed the fair value of restricted stock grants with service only vesting conditions on a straight-line basis over the vesting period of the awards.

For restricted stock subject to service and performance conditions, we evaluated the probability of meeting the vesting conditions at the end of each reporting period to determine how much compensation expense to record. We amortized the fair value, net of estimated forfeitures, as stock-based compensation expense using the graded vesting method over the vesting periods of the awards. To the extent that actual results or updated estimates differed from our original estimates, the cumulative effect on current and prior periods of those changes was recorded in the period those estimates were revised.

In 2014 we began granting restricted stock units under our 2014 Plan. For stock-based compensation expense, we measure the value of the restricted stock units based on the fair value of our common stock on the date of grant. Our restricted stock unit grants are subject to service conditions and we expense the fair value of those shares on a straight-line basis over their vesting periods.

Our restricted stock unit activity for 2014, 2015 and 2016 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2013	—	$—
Granted	480,456	9.45
Vested	—	—
Cancelled/Forfeited	(1,667)	9.18
Unvested, December 31, 2014	478,789	$9.45
Granted	9,932,561	6.92
Vested	(924,461)	8.36
Cancelled/Forfeitures	(1,653,927)	8.06
Unvested, December 31, 2015	7,832,962	$6.66
Granted	10,724,225	3.36
Vested	(4,889,594)	4.99
Cancelled/Forfeitures	(3,192,618)	5.39
Unvested, December 31, 2016	10,474,975	$4.45

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

In 2015 we recorded $4.7 million of stock-based compensation expense under the 2015 Non-Executive Bonus Plan. In 2016 we recorded $6.6 million of stock-based compensation expense under the 2016 Bonus Plans and $923,000 under the 2015 Non-Executive Bonus Plan.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and the Inducement Plan in 2014, 2015 and 2016 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2013	2,085,338	13,330,882	$2.90	8.38	$38,339
Authorized	9,913,915	—
Stock options granted	(5,373,131)	5,373,131	6.97
Restricted stock units granted	(480,456)	—
Exercised (1)	—	(1,089,708)	2.27
Stock options canceled	1,178,737	(1,178,737)	4.55
Restricted stock units canceled	1,667	—
Repurchased	66,088	—
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Authorized	5,418,242	—
Stock options granted	(1,089,100)	1,089,100	6.95
Restricted stock units granted	(9,932,561)	—
Exercised	9,019	(2,817,915)	2.12
Stock options canceled	3,208,006	(3,208,006)	5.61
Restricted stock units canceled	1,653,927	—
Repurchased	12,545	—
Balance—December 31, 2015	6,672,236	11,498,747	$4.51	6.86	$6,256
Authorized	4,436,933	—
Stock options granted	(1,316,200)	1,316,200	3.36
Issuance of shares under 2016 Bonus Plans	(1,653,371)	—
Restricted stock units granted	(9,070,854)	—
Exercised	—	(1,040,902)	2.37
Stock options canceled	1,938,053	(1,938,053)	5.46
Restricted stock units canceled	3,192,618	—
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Vested and exercisable—December 31, 2016		7,023,833	$4.08		$5,210
Vested and expected to vest(2)—December 31, 2016		9,497,378	$4.37		$5,657

(1)	Includes early exercises of 42,772 in 2014. In 2015 or 2016 no shares of common stock were issued for the exercise of common stock options prior to their vesting dates, or early exercises.

(2)	Options expected to vest are net of an estimated forfeiture rate.

Additional information regarding options outstanding at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of exercises	Shares	Term (Years)	Exercise Price	Shares	Exercise Price
$0.04 — $2.90	2,000,481	4.08	$1.19	2,000,481	$1.19
$3.08 — $3.70	2,883,203	7.14	3.54	1,618,203	3.70
$3.77 — $5.77	2,868,971	5.96	4.98	2,106,222	4.88
$6.20 — $10.80	2,027,512	7.26	7.73	1,266,344	7.58
$12.05 — $12.05	55,825	7.67	12.05	32,583	12.05
Outstanding at December 31, 2016	9,835,992	6.23	$4.39	7,023,833	$4.08

The aggregate pretax intrinsic value of vested options exercised in 2016, 2015 and 2014 was $1.4 million, $11.8 million and $5.4 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of options granted in 2016, 2015 and 2014 was $1.42,  $3.04 and $4.09 per share, respectively.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Year Ended December 31,
	2016	2015	2014
Contra-revenue	$—	$—	$123
Cost of revenue	3,043	2,774	1,353
Research and development	11,728	10,607	5,980
Sales and marketing	10,474	9,508	5,930
General and administrative	9,144	5,902	3,363
Total	$34,389	$28,791	16,749

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

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as we do not have a significant trading history for our common stock. We will continue to analyze our historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available.

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

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected dividend yield	—	—	—
Risk-free interest rate	1.4% - 1.5%	1.6% - 1.8%	1.7% - 2.1%
Expected volatility	42%	43% - 45%	48% - 56%
Expected life (in years)	6.1	5.5 - 6.1	5.6 - 6.5

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

Year ended December 31,
	2016	2015	2014
Expected dividend yield	—	—	—
Risk-free interest rate	0.5% - 0.7%	0.1% - 0.7%	0.1% - 0.5%
Expected volatility	34% - 41%	34% - 35%	47% - 49%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.7 - 2.2

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. Our stock options granted are typically granted with vesting terms of 48 months.

The following table summarizes our unrecognized stock-based compensation expense as of December 31, 2016 net of estimated forfeitures:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$4.6	2.2
Restricted stock units	35.3	2.9
ESPP	1.3	0.6
Total	$41.2

Early Exercise of Common Stock

In 2014 we issued 42,772 shares of common stock for the exercise of common stock options prior to their vesting dates, or early exercises. In 2015 or 2016 no shares of common stock were issued for the exercise of common stock options prior to their vesting dates, or early exercises. Cash received from all such early exercises of stock options is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to our repurchase right at the original purchase price.

As of December 31, 2016 and 2015 there were 2,471 and 12,428 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the exercise of common stock options which were not yet vested.

As of December 31, 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $48,000. The aggregate price of shares subject to repurchase in accrued expenses as of December 31, 2016 was insignificant.

12. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,000 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so to date.

13. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2017 and 2023. Rent expense in 2016, 2015 and 2014 was $6.7 million, $4.7 million and $2.6 million. respectively. The aggregate future minimum lease payments under the agreements are as follows (in thousands):

Year
2017	$5,778
2018	4,952
2019	4,810
2020	4,053
2021	3,332
Thereafter	3,879
Total	$26,804

Litigation

On May 1, 2015, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers, captioned Panjwani v. MobileIron, Inc., et al. The action was purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2015 and April 22, 2015. It asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint sought, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.  An amended complaint was filed on September 28, 2015. On February 22, 2016, the District Court issued an order granting MobileIron’s motion to dismiss the amended complaint and on March 15, 2016 the Court dismissed the case. MobileIron paid no money to the plaintiffs or their attorneys in connection with the dismissal of the action

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint seeks among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer names the underwriters or investors as defendants. On August 8, 2016 the Company filed a demurrer to the corrected consolidated complaint.  The court overruled the demurrer on October 4, 2016. The Company intends to defend this litigation vigorously.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2016, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenue
United States	$77,039	$74,235	$72,124
International	86,887	75,063	60,171
Total	$163,926	$149,298	$132,295

We recognized revenue of $21.3 million, or 13% of total revenue, from customers with a billing address in Germany in 2016. No other country, outside of the United States, exceeded 10% of the total revenue in 2016. No country, outside of the United States, exceeded 10% of the total revenue in the year ended December 31, 2015 or 2014.

As of December 31, 2016 and 2015, $1.3 million and $1.4 million or 24% and 22%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for 2016, 2015 and 2014 (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(67,180)	$(84,482)	$(61,889)
Denominator:
Weighted–average shares outstanding	85,853	78,867	48,332
Less: weighted average shares subject to repurchase	(8)	(112)	(815)
Weighted–average shares used to compute basic and diluted net loss per share	85,845	78,755	47,517
Basic and diluted net loss per share	$(0.78)	$(1.07)	$(1.30)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for 2016, 2015 and 2014, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2016	2015	2014
Options to purchase common stock and unvested restricted stock and restricted stock units	20,313,438	19,344,137	17,125,349

16. Income Taxes

Loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$(67,402)	$(84,595)	$(61,733)
International	1,204	965	361
Total	$(66,198)	$(83,630)	$(61,372)

A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation.  The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

Income tax expense for 2016, 2015 and 2014, was composed of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	22	26	25
Foreign	960	826	492
Total current income tax expense	$982	$852	$517

For 2016, 2015 and 2014, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in valuation allowance.

	Year ended December 31,
	2016	2015	2014
Federal tax benefit at statutory rate	34.0%	34.0%	34.0%
State tax benefit net of federal effect	4.4	2.2	2.8
Foreign taxes	(0.4)	(0.4)	(0.3)
Change in valuation allowance	(33.0)	(33.9)	(35.0)
Credits	1.8	1.5	1.9
Stock-based compensation	(8.0)	(4.1)	(3.5)
Non-deductible expenses and other	(0.3)	(0.4)	(0.7)
Effective tax rate	(1.5)%	(1.1)%	(0.8)%

Income tax expense for 2016, 2015 and 2014 relates to state minimum income tax, income tax on our earnings in foreign jurisdictions, and, in 2016 and 2015, withholding taxes on sales to customers in certain jurisdictions. A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation. The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

The components of net deferred tax assets at December 31, 2016 and 2015 consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Accruals and allowances	$8,862	$6,489
Gains on foreign exchange	81	127
Net operating loss carryforwards	81,623	64,674
Depreciation and amortization	6,489	7,413
R&D tax credits	10,461	7,969
Stock-based compensation	10,272	9,278
Valuation allowance	(117,788)	(95,950)
Net deferred tax assets	$—	$—

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

As of December 31, 2016, we had net operating loss carryforwards of approximately $241.3 million and $101.7 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning 2027 and 2017, respectively.

We had federal and California R&D tax credit carryforwards at December 31, 2016 of $8.4 million and $9.5 million, respectively. If not utilized, the federal R&D tax credit carryforward will expire in various portions beginning 2027. The California R&D tax credit can be carried forward indefinitely.

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

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $5.4 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.

We follow the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No non-current liability related to uncertain tax positions is recorded in the financial statements as the deferred tax assets have been presented net of these unrecognized tax benefits. At December 31, 2016 and 2015, our reserve for unrecognized tax benefits was approximately $5.3 million and $4.1 million, respectively. Due to the full valuation allowance at December 31, 2016, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. We do not anticipate any significant change in our uncertain tax positions within 12 months of this reporting date. We include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the gross unrealized tax benefits is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of year	$4,052	$2,794	$1,674
Gross increases—tax positions from prior periods	43	—	10
Gross increases—tax positions from current period	1,211	1,258	1,110
Unrecognized tax benefits, end of year	$5,306	$4,052	$2,794

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2016, the statute of limitations is open for all tax years from inception, that is, for the period from July 23, 2007 (date of inception) to December 31, 2016 and forward for federal, state and foreign tax purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act were (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework).

Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 10, 2017, the Board of Directors approved an option grant for Barry Mainz, our Chief Executive Officer. The option was comprised of 100,000 shares at $4.90 per share, which 1/48th of the shares subject to the option vest and become exercisable monthly over 4 years measured from the one month period of February 10, 2017, subject to Mr. Mainz continued service with the Company.

The option for Mr. Mainz was approved pursuant to and in accordance with the terms and conditions of the Company’s 2014 Equity Incentive Plan and the current form of option agreement, as previously filed with the Securities and Exchange Commission.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this Item with respect to executive officers and directors is incorporated herein by reference to the information from our 2017 Proxy Statement under the sections titled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Corporate Governance.”

Code of Conduct

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their MobileIron-related activities. Our code of business conduct and ethics is available on our website at www.mobileiron.com. We will post on our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

Item 11. Executive Compensation

Information responsive to this Item with respect to executive compensation is incorporated herein by reference to the information from our 2017 Proxy Statement under the section titled “Executive Compensation,” “Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” and “Compensation Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from our 2017 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.” Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Equity Compensation Plan Information

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to the information from our 2017 Proxy Statement under the section titled “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item with respect to principal accountant fees and services is incorporated herein by reference to the information from our 2017 Proxy Statement under the section titled “Principal Accountant Fees and Services.”

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

Dated: February 14, 2017

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

Signature	Title	Date

/s/ Barry Mainz		February 14, 2017
Barry Mainz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Simon Biddiscombe		February 14, 2017
Simon Biddiscombe	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Kenneth Klein		February 14, 2017
Kenneth Klein	Director

/s/ Aaref Hilaly		February 14, 2017
Aaref Hilaly	Director

/s/ Matthew Howard		February 14, 2017
Matthew Howard	Director

/s/ Frank Marshall		February 14, 2017
Frank Marshall	Director

/s/ Tae Hea Nahm		February 14, 2017
Tae Hea Nahm	Director

/s/ James Tolonen		February 14, 2017
James Tolonen	Director

/s/ Robert Tinker		February 14, 2017
Robert Tinker	Director

EXHIBIT INDEX
		Incorporated by Reference
Exhibit		Exhibit		Filing		Filed
Number	Description	Number	Filing	Date	File No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Amended and Restated MobileIron, Inc. 2014 Equity Incentive Plan	10.2	10-Q	July 29, 2016	001-36471
10.2(1)	Form of Option Agreement and Option Grant Notice for MobileIron, Inc. 2008 Stock Plan	10.4	S-1/A	May 29, 2014	333-195089
10.3(1)	Current Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan.	10.1	10-Q	October 31, 2014	001-36471
10.4(1)	MobileIron, Inc. 2014 Employee Stock Purchase Plan	10.5	S-1/A	June 9, 2014	333-195089
10.5(1)	Amended and Restated MobileIron, Inc. 2015 Inducement Plan	10.2	10-Q	July 29, 2016	001-36471
10.6(1)	Form of Stock Option Grant Notice and Option Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.2	8-K	January 6, 2016	001-36471
10.7(1)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.3	8-K	January 6, 2016	001-36471
10.8†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented	10.17	S-1/A	May 7, 2014	333-195089

10.9	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 4, 2016	10.6	10-Q	July 29, 2016	001-36471
10.10	Lease Agreement, dated April 14, 2011 between MobileIron, Inc. and Renault & Handley Employees Investment Company	10.7	S-1	April 7, 2014	333-195089
10.11	First Amendment to Lease Agreement, dated April 18, 2014 between the Registrant and Renault & Handley Middlefield Road Joint Venture, as successor to Renault & Handley Employees Investment Company	10.8	S-1/A	April 23, 2014	333-195089
10.12	Lease Agreement, dated June 25, 2014, between MobileIron Inc. and Handley-Tittle Middlefield Joint Venture	10.8	10-Q	August 7, 2014	001-36471
10.13	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
10.14	Second Amendment to Lease, dated November 9, 2015, by and among the Company and Renault & Handley Middlefield Road Joint Venture	10.1	8-K	November 12, 2015	001-36471
10.15(1)	Form of Indemnity Agreement entered into between MobileIron, Inc. and each of its directors and its executive officers	10.6	S-1	April 7, 2014	333-195089
10.16(1)	Executive Employment Agreement effective January 6, 2016, between MobileIron, Inc. and Barry Mainz	10.4	8-K	January 6, 2016	001-36471
10.17(1)	At-Will Employment Agreement between MobileIron, Inc., and Simon Biddiscombe, dated April 30, 2015	10.1	8-K	May 12, 2015	001-36471

10.18(1)	Amended and Restated Severance Benefit Plan Participation Notice between MobileIron, Inc. and Simon Biddiscombe, dated August 28, 2015					X
10.19 (1)	Amendment to Employment Offer Letter and Severance Benefit Plan Participation Notice between MobileIron, Inc. and Simon Biddiscombe, dated October 25, 2016	10.1	10-Q	October 28, 2016	001-36471
10.20(1)	At-Will Employment Agreement between MobileIron, Inc. and Daniel Fields, dated December 29, 2015	10.31	10-K	February 23, 2016	001-36471
10.21(1)	Severance Benefit Plan Participation Notice between MobileIron, Inc. and Daniel Fields, dated December 29, 2015					X
10.22(1)	At-Will Employment Agreement between MobileIron, Inc. and Laurel Finch, dated February 20, 2013					X
10.23(1)	Employment offer letter between MobileIron, Inc. and Robert B. Tinker, dated December 20, 2007	10.10	S-1	April 7, 2014	333-195089
10.24(1)	Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.11	S-1	April 7, 2014	333-195089
10.25(1)	Second Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.12	S-1	April 7, 2014	333-195089
10.26(1)	Third Amendment to Employment Offer Letter between MobileIron, Inc. and Robert B. Tinker, dated March 12, 2008	10.13	S-1	April 7, 2014	333-195089
10.27(1)	Separation Agreement between MobileIron, Inc. and Robert B. Tinker, dated October 7, 2016					X

10.28(1)	At-Will Employment Agreement between MobileIron, Inc. and Suresh Batchu, dated September 6, 2007					X
10.29(1)	At-Will Employment Agreement between MobileIron, Inc. and Greig Patton, dated June 1, 2016	10.1	10-Q	July 29, 2016	001-36471
10.30(1)	At-Will Employment Agreement between MobileIron, Inc., and Damian Artt, dated September 14, 2015	10.4	10-Q	November 2, 2015	001-36471
10.31(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.32(1)	MobileIron, Inc. 2016 Non- Executive Bonus Plan, as amended	10.4	10-Q	July 29, 2016	001-36471
10.33(1)	MobileIron, Inc. 2016 Executive Bonus Plan, as amended	10.5	10-Q	July 29, 2016	001-36471
10.34(1)	MobileIron, Inc. Amended and Restated Non-Employee Director Compensation Policy	10.3	10-Q	July 29, 2016	001-36471
21.1	Subsidiaries of Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1*	Amendments to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., various dates	99.1	8-K	February 6, 2016	001-36471

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Label Linkbase
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested as to certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	Management contract or compensation plan or arrangement.
(2)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.