Form 10-Q
period 2017-03-31
MOBILEIRON, INC.
filed 2017-05-02
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

(650) 919-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No    ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ☒
Nonaccelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ◻

Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

At April 28, 2017, there were 92,180,759 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2017

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These risks are not exhaustive. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$79,262	$54,043
Short-term investments	11,249	36,184
Accounts receivable, net of allowance for doubtful accounts of $433 at March 31, 2017 and December 31, 2016	38,073	43,755
Prepaid expenses and other current assets	13,016	6,131
TOTAL CURRENT ASSETS	141,600	140,113
Property and equipment—net	5,189	5,503
Intangible assets—net	490	645
Goodwill	5,475	5,475
Other assets	1,604	1,370
TOTAL ASSETS	$154,358	$153,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,556	$701
Accrued expenses	17,707	21,674
Deferred revenue-current	69,942	68,153
TOTAL CURRENT LIABILITIES	90,205	90,528
Long-term liabilities:
Deferred revenue-noncurrent	21,220	19,923
Other long-term liabilities	1,822	1,838
TOTAL LIABILITIES	113,247	112,289

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 92,180,440 shares and 89,066,031 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	9	9
Additional paid-in capital	396,320	383,193
Accumulated deficit	(355,218)	(342,385)
TOTAL STOCKHOLDERS’ EQUITY	41,111	40,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,358	$153,106

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Perpetual license	$9,882	$10,368
Subscription	16,907	14,623
Software support and services	15,499	13,016
Total revenue	42,288	38,007

Cost of revenue
Perpetual license	399	859
Subscription	1,893	1,783
Software support and services	4,978	4,628
Total cost of revenue	7,270	7,270
Gross profit	35,018	30,737

Operating expenses:
Research and development	17,193	16,927
Sales and marketing	23,302	25,668
General and administrative	6,188	7,548
Litigation settlement charge	1,143	—
Total operating expenses	47,826	50,143

Operating loss	(12,808)	(19,406)
Other income (expense) - net	174	135
Loss before income taxes	(12,634)	(19,271)
Income tax expense	199	176
Net loss	$(12,833)	$(19,447)
Net loss per share, basic and diluted	$(0.14)	$(0.23)
Weighted-average shares used to compute net loss per share, basic and diluted	90,439	82,977

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2016	89,066,031	$9	$383,193	$(342,385)	$40,817
Issuance of common stock for stock option exercises	392,606	—	1,012	—	1,012
Vesting of early exercised stock options	937	—	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	793,210	—	2,110	—	2,110
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,688,097	—	8,272	—	8,272
Shares withheld for net settlement of Employee Stock-Settled Bonus Plans	(677,547)	—	(3,149)	—	(3,149)
Vesting of restricted stock units	917,106	—	—	—	—
Stock-based compensation	—	—	4,882	—	4,882
Net loss	—	—	—	(12,833)	(12,833)
BALANCE—March 31, 2017	92,180,440	$9	$396,320	$(355,218)	$41,111

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(12,833)	$(19,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense		6,547	8,249
Depreciation		788	868
Amortization of intangible assets		154	154
Amortization (accretion) of premium on investment securities		(30)	52
Changes in operating assets and liabilities:
Accounts receivable		5,682	11,020
Other current and noncurrent assets		(7,923)	(3,220)
Accounts payable		1,855	(424)
Accrued expenses and other long-term liabilities		3,398	(1,080)
Deferred revenue		3,086	282
Net cash provided by (used in) operating activities		724	(3,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(393)	(1,589)
Proceeds from maturities of investment securities		24,965	29,012
Purchase of investment securities		—	(23,933)
Net cash provided by investing activities		24,572	3,490

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan		1,130	1,075
Proceeds from exercise of stock options		1,817	299
Taxes paid for net settlement of stock-settled bonus		(3,024)	—
Net cash (used in) provided by financing activities		(77)	1,374
NET CHANGE IN CASH AND CASH EQUIVALENTS		25,219	1,318
CASH AND CASH EQUIVALENTS—Beginning of period		54,043	47,234
CASH AND CASH EQUIVALENTS—End of period		$79,262	$48,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes		$241	$231
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	$	n/a	$5,638
Value of shares issued under the 2016 Bonus Plans		$5,123	n/a
Value of shares issued under the Employee Stock Purchase Plan		$2,110	$2,579

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of March 31, 2017, our operating results for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 14, 2017.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized foreign currency gains of $8,000 and $42,000 for the three months ended March 31, 2017 and 2016, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $15.6 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At March 31, 2017 and December 31, 2016 we had an allowance for doubtful accounts of $433,000.

One reseller accounted for 16% of total revenue (1% as an end customer) and 18% of total revenue (1% as an end customer) for the three months ended March 31, 2017 and 2016, respectively. The same reseller accounted for 14% and 15% of net accounts receivable as of March 31, 2017 and December 31, 2016, respectively.

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

Sales made through resellers are typically fulfilled directly to end users, and we recognize revenue when we deliver licenses to end users and all other revenue recognition criteria are met. Some of our operators, system integrators and other resellers, however, request that we deliver licenses to them. In those instances we recognize revenue at the time that we deliver to the resellers and all other revenue recognition criteria are met; such resellers have no rights of return or exchange.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2017 and December 31, 2016 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2017 and 2016, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment, determined to be three years for computers and equipment and software, five years for furniture and fixtures, and the lesser of the remaining lease term or estimated useful life for leasehold improvements. Expenditures for repairs and software support are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected as operating expenses in the condensed consolidated statements of operations.

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

On January 1, 2017, we adopted ASU 2016-09,  Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of that standard did not have a material impact on our consolidated balance sheet, results of operations, cash flows or statement of stockholders’ equity because we have a full valuation allowance on our deferred tax assets. We have elected to continue to estimate the total number of awards that are expected to vest by applying a forfeiture rate to our equity awards. We estimated the forfeiture rate for the three months ended March 31, 2017 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended March 31, 2017 and 2016 was not significant.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We are evaluating the impact of the adoption on our consolidated balance sheet, results of operations, cash flows and disclosures.

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. As clarified by the FASB on July 9, 2015, provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We will adopt the new standard on January 1, 2018. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we expect to recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term. In addition, we expect accounting for commissions to be impacted significantly as we will capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard will be dependent on contract-specific terms.

In February 2016, the FASB finalized ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases (leases with the term of 12 months or longer) and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, we expect to record a lease commitment liability and corresponding asset for most of our leases. We will adopt ASU 2016-02 effective January 1, 2019.

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computers and appliances	$10,141	$9,754
Purchased software	2,361	2,297
Furniture and fixtures	1,483	1,477
Leasehold improvements	3,002	2,985
Total property and equipment	16,987	16,513
Accumulated depreciation and amortization	(11,798)	(11,010)
Total property and equipment—net	$5,189	$5,503

Accrued Expenses —Accrued expenses at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued commissions	$2,881	$5,908
Accrued stock-settled bonus	—	6,608
Accrued vacation	699	611
Employee Stock Purchase Plan liability	830	1,811
Other accrued payroll-related expenses	1,579	3,085
Accrued litigation settlement (1)	7,500	—
Other accrued liabilities	4,218	3,651
Total accrued expenses	$17,707	$21,674

(1)

Accrued litigation settlement represents the expected amount due to plaintiffs under an agreement in principle to settle class action lawsuits filed against the Company, its officers, directors and other defendants.  In addition, prepaid expenses and other current assets includes a $6.4 million receivable at March 31, 2017, which represents the amount that we expect will be contributed toward the settlement by the Company’s Director & Officer liability insurance. See also Note 11.

Deferred Revenue —Current and non-current deferred revenue at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Perpetual license	$174	$404
Subscription	37,777	35,495
Software support	50,840	50,117
Professional services	2,371	2,060
Total current and noncurrent deferred revenue	$91,162	$88,076

3.Fair Value Measurement

With the exception of our held-to-maturity fixed income investments, we report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of March 31, 2017 or December 31, 2016.

Our financial instruments measured at fair value as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$15,633	$—	$—	$15,633
Corporate debt securities	—	6,620	—	6,620
Commercial paper	—	51,137	—	51,137
Total	$15,633	$57,757	$—	$73,390

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$15,003	$—	$—	$15,003
Corporate debt securities	—	10,738	—	10,738
Commercial paper	—	47,479	—	47,479
Total	$15,003	$58,217	$—	$73,220

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and securities and obligations of U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$6,623	$—	$(3)	$6,620
Commercial paper	51,135	3	(1)	51,137
Total	$57,758	$3	$(4)	$57,757

	As of December 31, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$10,740	$—	$(2)	$10,738
Commercial paper	47,473	8	(2)	47,479
Total	$58,213	$8	$(4)	$58,217

The following table summarizes the balance sheet classification of our investments:

	As of March 31,	As of December 31,
(in thousands)	2017	2016
Cash equivalents	$46,509	$22,029
Short-term investments	11,249	36,184
Long-term investments	—	—
Total investments	$57,758	$58,213

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of March 31, 2017		As of December 31, 2016
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$57,758	$57,757	$58,213	$58,217
Due after one year through five years	—	—	—	—
Total	$57,758	$57,757	$58,213	$58,217

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three months ended March 31, 2017, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,590)	—	$490
Total	$3,080	$(2,590)	$—	$490

	December 31, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,435)	—	$645
Total	$3,080	$(2,435)	$—	$645

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on March 31, 2017 was 0.9 year.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2017	$390
2018	100
2019	—
2020	—
2021	—
Total	$490

At March 31, 2017 and December 31, 2016, the carrying value of goodwill was $5.5 million.

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

There were no other outstanding amounts under the line of credit at March 31, 2017 or December 31, 2016 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of March 31, 2017 and December 31, 2016. No shares of convertible preferred stock were issued and outstanding as of March 31, 2017 or December 31, 2016.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2017 and December 31, 2016. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of March 31, 2017 and December 31, 2016, we reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2017	2016
Options outstanding	8,778,134	9,835,992
Unvested restricted stock units outstanding	11,558,974	10,474,975
Unvested early exercised stock options	1,534	2,471
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	6,306,437	4,199,415
Shares available for purchase under the Employee Stock Purchase Plan	673,449	575,974
Total	27,318,528	25,088,827

9.Share Based Awards

2008 Stock Plan

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

The initial number of shares of our common stock available to be issued under our 2014 Plan was 8,142,857, which number of shares will be increased by any shares subject to stock options or other stock awards granted under the 2008 Stock Plan that would have otherwise returned to our 2008 Stock Plan (such as upon the expiration or termination of a stock award prior to vesting), not to exceed 16,312,202.

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2017, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,453,425 shares, which was 5% of the total number of capital stock outstanding at December 31, 2016.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of March 31, 2017 there were 1,751,667 options and restricted stock units outstanding under the Inducement Plan.

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

As of March 31, 2017 and December 31, 2016, approximately 673,449 and 575,974 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2017, we increased the number of shares available for issuance under the ESPP by 890,685 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2016.

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

Our restricted stock unit activity for the three months ended March 31, 2017 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	10,474,975	$4.45
Granted	4,397,129	4.58
Vested	(2,605,203)	4.83
Forfeitures	(707,927)	5.42
Unvested, March 31, 2017	11,558,974	$4.35

Bonus Plans

In 2015, our board of directors approved the 2015 Executive Bonus Plan and 2015 Non-Executive Bonus Plan,  which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics.

We issued 1,653,371 shares of unrestricted common stock in the first quarter of 2016 based on amounts earned under the 2015 Non-Executive Bonus Plan. No shares were issued under the 2015 Executive Bonus Plan. Shares issued from the 2015 Non-Executive Bonus Plan reduced the 2014 Plan shares available for issuance.

In May 2016, our compensation committee approved the 2016 Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or 2016 Bonus Plans, each effective as of January 1, 2016. We issued 1,010,550 shares of unrestricted common stock, after withholding 677,547 shares to cover employee payroll taxes, in the first quarter of 2017 based on amounts earned under the 2016 Bonus Plans. Shares issued from the 2016 Bonus Plans reduced the 2014 Plan shares available for issuance.

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

In the three months ended March 31, 2017, we recorded $1.7 million of stock-based compensation expense under the 2016 Bonus Plans. In the three months ended March 31, 2016, we recorded $924,000 of stock-based compensation expense under the 2015 Non-Executive Bonus Plan.

In April 2017, the Compensation Committee of our board of directors approved the 2017 Executive Bonus Plan and 2017 Non-executive Bonus Plan, or collectively, the 2017 Bonus Plans. The 2017 Bonus Plans are funded based on the achievement of certain 2017 Company metrics. Other than with respect to our CEO, amounts earned under the 2017 Bonus Plans, if any, will be issued in shares of unrestricted common stock in the first quarter of 2018. Any shares issued from the 2017 Bonus Plans will reduce the 2014 Plan shares available for issuance. We will record expense associated with the 2017 Bonus Plans, if any, beginning our second quarter of 2017.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the three months ended March 31, 2017 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Authorized	4,453,425	—
Stock options granted	(100,000)	100,000	4.90
Issuance of shares under 2016 Bonus Plans	(1,688,077)	—
Shares withheld from net settlement of restricted stock units	677,547
Restricted stock units granted	(2,709,052)	—
Exercised	—	(392,606)	2.58
Stock options canceled	765,252	(765,252)	6.14
Restricted stock units canceled	707,927	—
Balance—March 31, 2017	6,306,437	8,778,134	$4.33	5.33	$7,974
Vested and exercisable—March 31, 2017		6,846,658	$4.13		$7,090
Vested and expected to vest(1)—March 31, 2017		8,538,551	$4.32		$7,836

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$701	$390
Research and development	2,766	2,601
Sales and marketing	1,772	3,119
General and administrative	1,308	2,139
Total	$6,547	$8,249

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended
	March 31,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rate	2.1%	1.4%
Expected volatility	41%	42%
Expected life (in years)	6.1	6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended
	March 31,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rate	0.9%	0.6%
Expected volatility	34%	39%
Expected life (in years)	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$3.4	2.1
Restricted stock units	38.3	2.9
ESPP	1.2	0.6
Total	$42.9

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

Rent expense for the three months ended March 31, 2017 and 2016 was $1.7 million and $1.8 million respectively. The aggregate future minimum lease payments under our agreements are as follows (in thousands):

Year
2017 (remaining)	$4,885
2018	6,491
2019	6,406
2020	4,843
2021	3,332
Thereafter	3,879
Total	$29,836

Litigation

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions. The proposed settlement calls for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company will contribute up to $1.1 million to the settlement and remaining fees and expenses. This amount represents the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance will be paid by the Company’s Director & Officer liability insurance. As a result of the settlement-in-principle, we have recorded a liability of $7.5 million in “accrued expenses” and a corresponding receivable in “prepaid expenses and other current assets” for the expected reimbursement under our insurance policy on our consolidated balance sheet at March 31, 2017.

While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The settlement is subject to final documentation and court approval.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through March  31, 2017, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Revenue
United States	$20,091	$18,405
International	22,197	19,602
Total	$42,288	$38,007

We recognized revenue of $5.5 million, or 13% of total revenue, and $4.9 million, or 13% of total revenue, from customers with a billing address in Germany for the three months ended March 31, 2017 and 2016, respectively. No other country, except for the United States and Germany, exceeded 10% of the total revenue in the three months ended March 31, 2017 or 2016.

Approximately $1.3 million, or 25% and 24%, as of March 31, 2017 and December 31, 2016, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

13.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(12,833)	$(19,447)
Denominator:
Weighted–average shares outstanding	90,441	82,987
Less: weighted average shares subject to repurchase	(2)	(10)
Weighted–average shares used to compute basic and diluted net loss per share	90,439	82,977
Basic and diluted net loss per share	$(0.14)	$(0.23)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,	March 31,
	2017	2016
Options to purchase common stock and unvested restricted stock units	20,335,574	20,626,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 14, 2017. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

Our platform has fostered a growing ecosystem of partners to enable our customers and their employees to leverage best-of-breed solutions rather than being locked into a particular vendor’s solution. MobileIron enables employees to have ubiquitous access to the information they need in order to work productively anywhere. Our business model is based on winning new customers, expanding sales and upselling new products within existing customers, and renewing subscriptions and software support agreements. We have sold our platform to over 14,500 cumulative customers since 2009.  Our global customer support team focuses on enabling customer success, which is designed to lead to additional sales and renewals of subscription and software support agreements.

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

Our total revenue was $42.3 million and $38.0 million in the three months ended March 31, 2017 and 2016, respectively, representing a growth rate of 11%, compared to a growth rate of 13% in the three months ended March 31, 2016 relative to the corresponding period of 2015.  The growth rate decreased primarily due to a mix shift from sales of perpetual licenses to software licenses priced as subscriptions.

Revenue from subscription and perpetual licenses represented 40% and 23%, respectively, of total revenue in the three months ended March 31, 2017. The balance, constituting 37% of total revenue in the three months ended March 31, 2017, was software support and services revenue which consists primarily of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription and software support and services revenue, as we recognized 39% of our total revenue from subscriptions, 27% from perpetual licenses and 34% from software support and services in the three months ended March 31, 2016. Our MRC revenue, included in our reported subscription revenue, comprised approximately 14% and 18% of total revenue in the three months ended March 31, 2017 and 2016, respectively.

Our perpetual license revenue for the three months ended March 31, 2017 was $9.9 million, representing a decrease of $486,000, or 5%, compared to the corresponding period of 2016. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of software licenses priced as subscriptions rather than perpetual licenses.

Our subscription revenue for the three months ended March 31, 2017 was $16.9 million, representing an increase of $2.3 million, or 16%, compared to the corresponding period of 2016. While we expect subscription revenue to increase as new and existing customers continue to purchase software subscription licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC transactions.

Our software support and services revenue for the three months ended March 31, 2017 was $15.5 million, representing an increase of $2.5 million, or 19%, compared to the corresponding period of 2016. The growth rate of support and services revenue is primarily dependent on growth in our installed base of customers that purchase recurring software support.

Our gross billings were $45.4 million in the three months ended March 31, 2017, representing an increase of $7.1 million, or 19%, from the corresponding period of 2016. Our gross billings were $182.1 million, $165.0 million and $145.7 million in 2016, 2015 and 2014, respectively, representing growth rates of 10% from 2015 to 2016 and 13% from 2014 to 2015. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In both the three months ended March 31, 2017 and 2016,  52% of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In the three months ended March 31, 2017, while we increased our spending to support the development of our product, we reduced sales and marketing and general and administrative spending compared to the corresponding period of 2016. However, we continued to incur a net loss. We have incurred net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively, and $12.8 million and $19.4 million in the three months ended March 31, 2017 and 2016, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards subscription licensing, increasing and entrenched competition, changes in our pricing model, our ability to continue to develop and evolve our products or any failure to capitalize on market opportunities. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe that there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on February 14, 2017.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, recurring revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, and the litigation settlement charge.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB

ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods.

Litigation settlement charge

In our non-GAAP financial measures, we have excluded the charge for the estimated cost of the expected settlement of our shareholder litigation. While it is possible that we will have material litigation-related charges in the future, we do not expect such charges to be a consistently recurring expense.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, and the litigation settlement charge from various non-GAAP financial metrics such as gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Stock-based compensation and the amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We have not historically had a material litigation-related settlement charge. While it is possible that we will have material litigation settlement charges in the future, we do not expect it to be a consistently recurring expense. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

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

We monitor the following non-GAAP financial measures (unaudited):

	Three Months Ended
	March 31,
(in thousands, except percentages and per share data)	2017	2016
Gross billings	$45,374	$38,288
Year-over-year percentage increase	19%	—
Recurring billings	$33,984	$26,770
Percentage of gross billings	75%	70%
Year-over-year percentage increase	27%	—
Recurring revenue	$31,224	$26,638
Percentage of total revenue	74%	70%
Year-over-year percentage increase	17%	—
Non-GAAP gross profit	$35,873	$31,281
Non-GAAP gross margin	84.8%	82.3%
Non-GAAP operating loss	$(4,964)	$(11,003)
Non-GAAP operating margin	(11.7)%	(28.9)%
Non-GAAP net loss	$(4,989)	$(11,044)
Non-GAAP loss per share	$(0.06)	$(0.13)
Free cash flow	$331	$(5,135)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended
	March 31,
	2017	2016
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$42,288	$38,007
Total deferred revenue, end of period (1)	91,162	70,156
Less: Total deferred revenue, beginning of period	(88,076)	(69,875)
Total change in deferred revenue	3,086	281
Gross billings	$45,374	$38,288
Recurring billings reconciliation:
Total revenue	$42,288	$38,007
Less: Perpetual license revenue	(9,882)	(10,368)
Less: Professional services revenue	(699)	(570)
Subscription and software support deferred revenue, end of period (1)	88,617	67,579
Less: Subscription and software support deferred revenue, beginning of period	(85,612)	(67,267)
Total change in subscription and software support deferred revenue	3,005	312
Less: Adjustments (2)	(728)	(611)
Recurring billings	$33,984	$26,770
Recurring revenue reconciliation:
Total revenue	42,288	38,007
Less: Perpetual license revenue	(9,882)	(10,368)
Less: Professional services revenue	(699)	(570)
Less: Perpetual license recorded over the term of subscription or software support (3)	(483)	(431)
Recurring revenue:	$31,224	$26,638
Non-GAAP gross profit reconciliation:
Gross profit	$35,018	$30,737
Add: Stock-based compensation expense	701	390
Add: Amortization of intangible assets	154	154
Non-GAAP gross profit	$35,873	$31,281
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	82.8%	80.9%
GAAP to non-GAAP gross margin adjustments	2.0%	1.4%
Non-GAAP gross margin	84.8%	82.3%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(12,808)	$(19,406)
Add: Stock-based compensation expense	6,547	8,249
Add: Amortization of intangible assets	154	154
Add: Litigation settlement charge	1,143	—
Non-GAAP operating loss	$(4,964)	$(11,003)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(30.3)%	(51.1)%
GAAP to non-GAAP operating margin adjustments	18.6%	22.2%
Non-GAAP operating margin	(11.7)%	(28.9)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(12,833)	$(19,447)
Add: Stock-based compensation expense	6,547	8,249
Add: Amortization of intangible assets	154	154
Add: Litigation settlement charge	1,143	—
Non-GAAP net loss	$(4,989)	$(11,044)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.14)	$(0.23)
Add: Stock-based compensation expense per share	0.07	0.10
Add: Amortization of intangible assets per share	—	—
Add: Litigation settlement charge	0.01	—
Non-GAAP net loss per share	$(0.06)	$(0.13)
Free cash flow:
Net cash provided by (used in) operating activities	$724	$(3,546)
Purchase of property and equipment	(393)	(1,589)
Free cash flow	$331	$(5,135)

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

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three months ended March 31, 2017 and 2016.

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

Subscription

Our cost of subscription revenue primarily consists of costs associated with our cloud service data center operations for our cloud service, our global Customer Success organization and third-party software royalties. Cloud service data center costs primarily consist of personnel costs, third-party hosting facilities, telecommunication and information technology costs. Global Customer Success organization and data center operations costs primarily consist of salaries, benefits, stock-based compensation, depreciation, and facilities.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and with regard to sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any. For example, in the three months ended March 31, 2017, stock-based compensation expense in operating expenses was $5.8 million compared to $7.9 million in the three months ended March 31, 2016.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel costs. Research and development expense also includes costs associated with contractors and consultants, equipment and software to support our development and quality assurance teams, facilities and information technology. While our research and development expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect it to decrease as a percentage of total revenue over the long term.

Sales and Marketing Expenses

Sales and marketing expense consists primarily of personnel costs, including sales commissions. We expense commissions up-front at the time of the sale. Sales and marketing expense also includes costs associated with third-party events, lead generation campaigns, promotional and other marketing activities, as well as travel, equipment and software depreciation, consulting, information technology and facilities. While our sales and marketing expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect it to decrease as a percentage of total revenue over the long term.

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of litigation, other legal, accounting and consulting costs. While our general and administrative expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect it to decrease as a percentage of total revenue over the long term.

Litigation Settlement Charge

The litigation settlement charge is the estimated expense associated with the expected settlement of outstanding shareholder litigation.

Other Income (Expense)—Net

Other income (expense), net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents and fixed income securities. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations.

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

	Three Months Ended
	March 31,
	2017	2016
Revenue
Perpetual license	$9,882	$10,368
Subscription	16,907	14,623
Software support and services	15,499	13,016
Total revenue	42,288	38,007
Cost of revenue (1)
Perpetual license	399	859
Subscription	1,893	1,783
Software support and services	4,978	4,628
Total cost of revenue	7,270	7,270
Gross profit	35,018	30,737

Operating expenses:
Research and development (1)	17,193	16,927
Sales and marketing (1)	23,302	25,668
General and administrative (1)	6,188	7,548
Litigation settlement charge	1,143	—
Total operating expenses	47,826	50,143
Operating loss	(12,808)	(19,406)
Other income (expense) - net	174	135
Loss before income taxes	(12,634)	(19,271)
Income tax expense	199	176
Net loss	$(12,833)	$(19,447)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,
	March 31,
	2017	2016
Cost of revenue	$701	$390
Research and development	2,766	2,601
Sales and marketing	1,772	3,119
General and administrative	1,308	2,139
Total	$6,547	$8,249

	Three Months Ended
	March 31,
	2017	2016
Revenue
Perpetual license	23%	27%
Subscription	40	39
Software support and services	37	34
Total revenue	100	100
Cost of revenue
Perpetual license	1	2
Subscription	4	5
Software support and services	12	12
Total cost of revenue	17	19
Gross profit	83	81
Operating expenses:
Research and development	41	45
Sales and marketing	55	68
General and administrative	14	19
Litigation settlement charge	3	—
Total operating expenses	113	132
Operating loss	(30)	(51)
Other income (expense) - net	—	—
Loss before income taxes	(30)	(51)
Income tax expense	—	—
Net loss	(30)%	(51)%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Perpetual	$9,882	$10,368	$(486)	(5)%
Subscription	16,907	14,623	2,284	16
Software support and services	15,499	13,016	2,483	19
Total revenue	$42,288	$38,007	$4,281	11%

Percentage of total revenue
Perpetual	23%	27%
Subscription	40	39
Software support and services	37	34
	100%	100%

	Three Months Ended
	March 31,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$20,091	48%	$18,405	48%	$1,686	9%
International	22,197	52	19,602	52	2,595	13
Total revenue	$42,288	100%	$38,007	100%	$4,281	11%

Perpetual license revenue decreased $486,000, or 5%, in the three months ended March 31, 2017 compared to the corresponding period of 2016, primarily due to a continued slowdown in perpetual license orders and a shift in favor of software licenses priced as subscriptions.

Subscription revenue increased $2.3 million, or 16%, in the three months ended March 31, 2017 compared to the corresponding period of 2016, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. MRC revenue, a component of subscription revenue, decreased to $5.8 million in the three months ended March 31, 2017 from $6.5 million in the three months ended March 31, 2016, largely due to the conversion of MRC agreements to longer-term subscription or perpetual license agreements.

Software support and services revenue increased $2.5 million, or 19%, in the three months ended March 31, 2017 compared to the corresponding period of 2016, primarily as a result of an increased installed base of customers that purchase recurring software support. Professional services revenue increased from $570,000 to $699,000 in the three months ended March 31, 2017 compared to the corresponding period of 2016, as a result of the recognition of revenue from a number of professional services engagements that we completed in the quarter ended March 31, 2017.

Revenue from international sales increased 13% in the three months ended March 31, 2017 compared to the corresponding period of 2016 due to an increase in the adoption of our products and a larger cumulative installed base of customers outside of the United States.

Revenue from U.S. sales increased 9% in the three months ended March 31, 2017 compared to the corresponding period of 2016 due to an increased customer base and an increase in the adoption of our products.

Revenue from our largest reseller, AT&T, was 16% of total revenue in the three months ended March 31, 2017 as compared to 18% of total revenue in the corresponding period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended March 31, 2017 and 2016.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$399	1%	$859	2%	$(460)	(54)%
Subscription	1,893	4	1,783	5	110	6
Software support and services	4,978	12	4,628	12	350	8
Total cost of revenue	$7,270	17%	$7,270	19%	$—	—%
Gross profit	$35,018		$30,737		$4,281
Gross margin		83%		81%

Total cost of revenue was flat in the three months ended March 31, 2017 compared to the same period of the prior year. Perpetual license cost of revenue decreased $460,000 due to lower appliance sales. Subscription cost of revenue increased $110,000, or 6%, due mainly to an increase in Global Customer Success and royalty expense. Software support and services cost of revenue increased $350,000, or 8%, due to an increase in Global Customer Success expense. Global Customer Success expense increased primarily due to higher personnel costs, which included a $311,000 increase in stock-based compensation expense.

Operating Expenses

	Three Months Ended
	March 31,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$17,193	41%	$16,927	45%	$266	2%
Sales and marketing	23,302	55	25,668	68	(2,366)	(9)
General and administrative	6,188	14	7,548	19	(1,360)	(18)
Litigation settlement charge	1,143	3	—	—	1,143	n/a
Total operating expenses	$47,826	113%	$50,143	132%	$(2,317)	(5)%

Research and development expense increased $266,000, or 2%, in the three months ended March 31, 2017 compared to the corresponding period of 2016 primarily due to an increase in personnel costs of $277,000. Stock-based compensation expense, part of personnel costs, increased by $165,000 primarily because of higher expense associated with restricted stock unit grants.

Sales and marketing expense decreased $2.4 million, or 9%, in the three months ended March 31, 2017 compared to the corresponding period of 2016 primarily due to a decrease in personnel costs of $1.8 million and travel expenses of $392,000. Within personnel costs, salary-related expenses decreased by $460,000 and stock-based compensation expense decreased by $1.3 million in the three months ended March 31, 2017 compared to the corresponding period of the prior year. A more measured approach to hiring and replacing personnel is the primary reason for the salary-related expense decrease. The stock-based compensation expense decrease was driven primarily by lower expense associated with stock option and restricted stock unit grants.

General and administrative expense decreased $1.4 million, or 18%, in the three months ended March 31, 2017 compared to the corresponding period of 2016 primarily due to a $1.3 million decrease in personnel costs. This includes a decrease in stock-based compensation expense of $838,000, which was driven primarily by lower stock option grant expense due to terminations. Salary-related expense decreased due to a change in the mix of employees and lower bonus expense.

We recorded a litigation settlement charge of $1.1 million in the three months ended March 31, 2017 for the estimated expense associated with the expected settlement of our shareholder litigation.

Other Income (Expense)—Net

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Other income (expense)—net	$174	$135	$39	29%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $148,000 and $93,000 of interest income for the three months ended March 31, 2017 and 2016, respectively. We also recorded $8,000 and $42,000 of foreign currency gains for the three months ended March 31, 2017 and 2016, respectively.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Income tax expense	$199	$176	$23	13%

Income tax expense was $199,000 in the three months ended March 31, 2017 and $176,000 in the corresponding period of 2016. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$79,262	$54,043
Short term-investments	11,249	36,184
Total cash, cash equivalents and investments	$90,511	$90,227

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Net cash provided by (used in) operating activities	$724	$(3,546)	$4,270	(120)%
Net cash provided by investing activities	24,572	3,490	21,082	604
Net cash (used in) provided by financing activities	$(77)	$1,374	$(1,451)	(106)%

At March 31, 2017, we had cash and cash equivalents of $79.3 million. Substantially all of our cash and cash equivalents are held in the United States. At March 31, 2017, we had short-term investments of $11.2 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in August 2017. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At March 31, 2017, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisitions and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Provided by (Used in) Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the three months ended March 31, 2017, we generated $724,000 of cash from operating activities compared to a use of $3.5 million in the corresponding period of the prior year. We incurred a net loss of $12.8 million in the three months ended March 31, 2017 compared to a net loss of $19.4 million in the corresponding period of 2016 as we decreased our operating expenses 5% to $47.8 million and increased our revenue by 11%. The net loss included non-cash charges of $7.5 million, primarily due to stock-based compensation and depreciation expense, compared to $9.3 million in the three months ended March 31, 2016. Changes in operating assets and liabilities, as sources of cash, consisted of a $5.7 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of cash is collected in the quarter following the billing quarter, a $3.1 million increase in deferred revenue and a $1.9 million increase in accounts payable, that were partially offset by changes in other working capital items of $4.5 million that used cash.

In the corresponding period of 2016, we used $3.5 million of cash for operating activities. We incurred a net loss of $19.4 million in the three months ended March 31, 2016. The net loss included non-cash charges of $9.3 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of an $11.0 million favorable change in accounts receivable, as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of cash is collected in the quarter following the billing quarter, and a $282,000 increase in deferred revenue that were partially offset by an unfavorable change in other working capital items of $4.7 million.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities. We expect to continue to make purchases of property and equipment to support the growth of our business.

Cash provided by investing activities was $24.6 million for the three months ended March 31, 2017 as compared to $3.5 million in the corresponding period of 2016. In the three months ended March 31, 2017, we received $25.0 million from maturities of investment securities, compared to the three months ended March 31, 2016 where we received $29.0 million from maturities of our investments and invested $24.0 million in new investment securities. Purchases of property and equipment were $393,000 and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. In the three months ended March 31, 2016, we purchased equipment to expand our data centers and to outfit new office facilities.

Cash (Used in) Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP.

In the three months ended March 31, 2017, our financing activities used $77,000 of cash. We used $3.0 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus. We received $1.8 million from the exercise of stock options and $1.1 million from ESPP contributions.

In the three months ended March 31, 2016, our financing activities provided $1.4 million of cash. We received $300,000 from the exercise of stock options and $1.1 million from ESPP contributions.

Off-Balance-Sheet Arrangements

Through March 31, 2017, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 14, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange

Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions. The proposed settlement calls for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company will contribute up to $1.1 million to the settlement and remaining fees and expenses. This amount represents the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance will be paid by the Company’s Director & Officer liability insurance. As a result of the settlement-in-principle, we have recorded a liability of $7.5 million in “accrued expenses” and a corresponding receivable in “prepaid expenses and other current assets” for the expected reimbursement under our insurance policy on our consolidated balance sheet at March 31, 2017.

While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The settlement is subject to final documentation and court approval.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We have incurred net losses each year since our inception, including net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively, and $12.8 million and $19.4 million for the three months ended

March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit was $355.2 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. However, we have experienced a slowdown in new perpetual license orders. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not develop new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer. In addition, we have entered into enterprise license arrangements with certain large customers under which they pay an amount up front and in turn can deploy an unlimited number of devices in a certain period, thereby lowering potential future additional orders.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We continued to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting for the year ended December 31, 2016. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2017 and the years ended December 31, 2016, 2015 and 2014 52%, 53%, 50%, and 45% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2016, approximately 42% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through March 31, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions. The proposed settlement calls for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company will contribute up to $1.1 million to the settlement and remaining fees and expenses. This amount represents the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance will be paid by the Company’s Director & Officer liability insurance. As a result of the settlement-in-principle, we have recorded a liability of $7.5 million in “accrued expenses” and a corresponding receivable in “prepaid expenses and other current assets” for the expected reimbursement under our insurance policy on our consolidated balance sheet at March 31, 2017.

While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The settlement is subject to final documentation and court approval.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 41% of the outstanding shares of our common stock as of March 31, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ending December 31, 2016, we continued to qualify as an “emerging growth company” as defined in the JOBS Act.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of March 31, 2017, we have 92,180,440 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

In February 2016, our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. For 2016, we implemented two stock-settled bonus plans, one for executives and one for non-executives, which resulted in the issuance of additional 1,010,550 shares of common stock in the the first quarter of 2017. On January 31, 2017, our Compensation Committee approved a recommendation for an increase of 1,200,000 shares reserved for issuance under our 2014 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by our Board of Directors and will be submitted to a vote of our stockholders for approval at our next annual meeting. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2018. We have not yet determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our financial results, and any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not repurchase any of the shares subject to repurchase.

The majority of restricted stock units are subject to vesting. The underlying shares of common stock are issued when the restricted stock units vest. The majority of participants choose to participate in automatic sales program to satisfy their applicable tax withholding requirements. We do not treat the shares sold pursuant to this automatic sales program as common stock repurchases (see Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Through of March 31, 2017, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of March 31, 2017, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

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
Simon Biddiscombe
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: May 2, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1	Sublease, effective March 1, 2017, between MobileIron, Inc. and Vendavo, Inc.	10.1	8-K	March 2, 2017	001-36471
10.2(1)	2017 Executive Bonus Plan	10.1	8-K	April 25, 2017	001-36471
10.3(1)	2017 Non-Executive Bonus Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.