Form 10-Q
period 2017-06-30
MOBILEIRON, INC.
filed 2017-08-01
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36471

MobileIron, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Middlefield Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

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

At July 28, 2017, there were 94,135,654 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$85,871	$54,043
Short-term investments	3,302	36,184
Accounts receivable, net of allowance for doubtful accounts of $405 and $433 at June 30, 2017 and December 31, 2016, respectively	41,342	43,755
Prepaid expenses and other current assets	11,377	6,131
TOTAL CURRENT ASSETS	141,892	140,113
Property and equipment—net	7,486	5,503
Intangible assets—net	336	645
Goodwill	5,475	5,475
Other assets	1,784	1,370
TOTAL ASSETS	$156,973	$153,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,553	$701
Accrued expenses	26,210	21,674
Deferred revenue-current	72,525	68,153
TOTAL CURRENT LIABILITIES	103,288	90,528
Long-term liabilities:
Deferred revenue-noncurrent	20,851	19,923
Other long-term liabilities	1,896	1,838
TOTAL LIABILITIES	126,035	112,289

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 94,100,326 shares and 89,066,031 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	9	9
Additional paid-in capital	404,691	383,193
Accumulated deficit	(373,762)	(342,385)
TOTAL STOCKHOLDERS’ EQUITY	30,938	40,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,973	$153,106

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Perpetual license	$9,704	$9,783	$19,586	$20,151
Subscription	17,248	14,803	34,155	29,426
Software support and services	15,700	14,295	31,199	27,311
Total revenue	42,652	38,881	84,940	76,888

Cost of revenue
Perpetual license	453	629	852	1,488
Subscription	2,182	2,199	4,075	3,982
Software support and services	5,396	5,289	10,374	9,917
Total cost of revenue	8,031	8,117	15,301	15,387
Gross profit	34,621	30,764	69,639	61,501

Operating expenses:
Research and development	19,666	18,019	36,859	34,946
Sales and marketing	25,674	27,246	48,976	52,914
General and administrative	7,840	8,265	14,028	15,813
Litigation settlement charge	—	—	1,143	—
Total operating expenses	53,180	53,530	101,006	103,673

Operating loss	(18,559)	(22,766)	(31,367)	(42,172)
Other income (expense) - net	339	30	513	165
Loss before income taxes	(18,220)	(22,736)	(30,854)	(42,007)
Income tax expense	324	198	523	374
Net loss	$(18,544)	$(22,934)	$(31,377)	$(42,381)
Net loss per share, basic and diluted	$(0.20)	$(0.27)	$(0.34)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	92,963	85,317	91,708	84,151

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2016	89,066,031	$9	$383,193	$(342,385)	$40,817
Issuance of common stock for stock option exercises	983,747	—	2,892	—	2,892
Vesting of early exercised stock options	1,881	—	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	793,210	—	2,110	—	2,110
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,688,097	—	8,272	—	8,272
Shares withheld for net settlement of Employee Stock-Settled Bonus Plans	(677,547)	—	(3,149)	—	(3,149)
Vesting of restricted stock units	2,244,907	—	—	—	—
Stock-based compensation	—	—	11,373	—	11,373
Net loss	—	—	—	(31,377)	(31,377)
BALANCE—June 30, 2017	94,100,326	$9	$404,691	$(373,762)	$30,938

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 30,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(31,377)	$(42,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense		17,171	18,794
Depreciation		1,533	1,681
Amortization of intangible assets		308	308
Provision for doubtful accounts		50	—
Amortization (accretion) of premium on investment securities		(32)	53
Changes in operating assets and liabilities:
Accounts receivable		2,363	7,441
Other current and noncurrent assets		(6,476)	(2,188)
Accounts payable		1,562	453
Accrued expenses and other long-term liabilities		6,482	(445)
Deferred revenue		5,300	2,612
Net cash used in operating activities		(3,116)	(13,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(922)	(2,052)
Proceeds from maturities of investment securities		32,915	49,256
Purchase of investment securities		—	(42,016)
Net cash provided by investing activities		31,993	5,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan		2,391	2,342
Proceeds from exercise of stock options		3,709	443
Taxes paid for net settlement of stock-settled bonus		(3,149)	—
Net cash provided by financing activities		2,951	2,785
NET CHANGE IN CASH AND CASH EQUIVALENTS		31,828	(5,699)
CASH AND CASH EQUIVALENTS—Beginning of period		54,043	47,234
CASH AND CASH EQUIVALENTS—End of period		$85,871	$41,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes		$446	$471
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	$	n/a	$5,638
Value of shares issued under the 2016 Bonus Plans		$5,123	n/a
Value of shares issued under the Employee Stock Purchase Plan		$2,110	$2,579
Unpaid property and equipment purchases		$2,596	$—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2017, our operating results for the three and six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. Our operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 14, 2017.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency gain of $165,000 and a loss of $89,000 in the three months ended June 30, 2017 and 2016, respectively, and we recognized a foreign currency gain of $173,000 and a loss of $47,000 in the six months ended June 30, 2017 and 2016, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $14.4 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At June 30, 2017 and December 31, 2016 we had an allowance for doubtful accounts of $405,000 and $433,000, respectively.

One reseller accounted for 14% of total revenue (1% as an end customer) and 15% of total revenue (1% as an end customer) for the three and six months ended June 30, 2017, respectively, and for 16% of total revenue (1% as the end customer) and 17% of total revenue (1% as an end customer) for the three and six months ended June 30, 2016. The same reseller accounted for 18% and 15% of net accounts receivable as of June 30, 2017 and December 31, 2016, respectively.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2017 and December 31, 2016 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2017 and 2016, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of that standard did not have a material impact on our consolidated balance sheet, results of operations, cash flows or statement of stockholders’ equity because we have a full valuation allowance on our deferred tax assets. We have elected to continue to estimate the total number of awards that are expected to vest by applying a forfeiture rate to our equity awards. We estimated the forfeiture rate for the three and six months ended June 30, 2017 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and six months ended June 30, 2017 and 2016 was not significant.

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

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition. As clarified by the FASB on July 9, 2015, provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We will adopt the new standard on January 1, 2018 and expect to use the full retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we expect to recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term. In addition, we expect accounting for commissions to be impacted significantly as we will capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard will be dependent on contract-specific terms.

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

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computers and appliances	$12,481	$9,754
Purchased software	2,873	2,297
Furniture and fixtures	1,503	1,477
Leasehold improvements	3,156	2,985
Total property and equipment	20,013	16,513
Accumulated depreciation and amortization	(12,527)	(11,010)
Total property and equipment—net	$7,486	$5,503

Accrued Expenses —Accrued expenses at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued commissions	$4,046	$5,908
Accrued stock-settled bonus	4,134	6,608
Accrued vacation	778	611
Employee Stock Purchase Plan liability	2,091	1,811
Other accrued payroll-related expenses	2,442	3,085
Accrued litigation settlement (1)	7,500	—
Other accrued liabilities	5,219	3,651
Total accrued expenses	$26,210	$21,674

(1)

Accrued litigation settlement represents the amount due to plaintiffs to settle class action lawsuits filed against the Company, its officers, directors and other defendants. In addition, prepaid expenses and other current assets includes a $6.4 million receivable at June 30, 2017, which represents the amount that will be contributed toward the settlement by the Company’s Director & Officer liability insurance. See also Note 11.

Deferred Revenue —Current and non-current deferred revenue at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Perpetual license	$139	$404
Subscription	40,012	35,495
Software support	50,635	50,117
Professional services	2,590	2,060
Total current and noncurrent deferred revenue	$93,376	$88,076

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2017 or December 31, 2016.

Our financial instruments measured at fair value as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$14,445	$—	$—	$14,445
Corporate debt securities	—	6,106	—	6,106
Commercial paper	—	52,434	—	52,434
Government debt securities	—	572	—	572
Total	$14,445	$59,112	$—	$73,557

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$15,003	$—	$—	$15,003
Corporate debt securities	—	10,738	—	10,738
Commercial paper	—	47,479	—	47,479
Total	$15,003	$58,217	$—	$73,220

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and obligations of foreign government related entities. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$6,106	$—	$—	$6,106
Commercial paper	52,436	1	(3)	52,434
Government debt securities	572	—	—	572
Total	$59,114	$1	$(3)	$59,112

	As of December 31, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$10,740	$—	$(2)	$10,738
Commercial paper	47,473	8	(2)	47,479
Total	$58,213	$8	$(4)	$58,217

The following table summarizes the balance sheet classification of our investments:

	As of June 30,	As of December 31,
(in thousands)	2017	2016
Cash equivalents	$55,812	$22,029
Short-term investments	3,302	36,184
Total investments	$59,114	$58,213

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of June 30, 2017		As of December 31, 2016
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$59,114	$59,112	$58,213	$58,217
Due after one year through five years	—	—	—	—
Total	$59,114	$59,112	$58,213	$58,217

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and six months ended June 30, 2017, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,744)	—	$336
Total	$3,080	$(2,744)	$—	$336

	December 31, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,435)	—	$645
Total	$3,080	$(2,435)	$—	$645

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on June 30, 2017 was 0.7 year.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2017	$236
2018	100
2019	—
2020	—
2021	—
Total	$336

At June 30, 2017 and December 31, 2016, the carrying value of goodwill was $5.5 million.

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

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new Mountain View lease thereby reducing the borrowing capacity under our line of credit to $18.5 million.

In June 2017, we amended our revolving line of credit and extended its maturity date to June 2018.

There were no other outstanding amounts under the line of credit at June 30, 2017 or December 31, 2016 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of June 30, 2017 and December 31, 2016. No shares of convertible preferred stock were issued and outstanding as of June 30, 2017 or December 31, 2016.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2017 and December 31, 2016. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2017 and December 31, 2016, we reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2017	2016
Options outstanding	8,066,175	9,835,992
Unvested restricted stock units outstanding	14,242,296	10,474,975
Unvested early exercised stock options	596	2,471
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	2,416,132	4,199,415
Shares available for purchase under the Employee Stock Purchase Plan	1,873,449	575,974
Total	26,598,648	25,088,827

9.Share Based Awards

2008 Stock Plan

Our 2008 Stock Plan, or 2008 Plan, which expired on June 12, 2014, provided for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants of the Company. Options granted under the 2008 Plan generally become exercisable within three to four years following the date of grant and expire 10 years from the date of grant. When options are subject to our repurchase right, we may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting.

Our 2008 Plan was terminated following the date our 2014 Equity Incentive Plan, or our 2014 Plan, became effective. Any outstanding stock awards under our 2008 Plan will continue to be governed by the terms of our 2008 Plan and applicable award agreements.

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2017, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,453,425 shares, which was 5% of the total number of shares of our common stock outstanding at December 31, 2016.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of June 30, 2017, there were 1,702,917 options and restricted stock units outstanding under the Inducement Plan.

2014 Employee Stock Purchase Plan

The purpose of our 2014 Employee Stock Purchase Plan, or ESPP, is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. Our ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Our ESPP permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s base compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of our common stock on either the first day of the offering or the last day of the applicable purchase period, whichever is lower.

As of June 30, 2017 and December 31, 2016, approximately 1,873,449 and 575,974 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2017, we increased the number of shares available for issuance under the ESPP by 890,685 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2016. On June 14, 2017, our stockholders approved the amendment and restatement of the ESPP to provide for a one-time increase of 1.2 million shares of common stock available for issuance under the ESPP.

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

Our restricted stock unit activity for the six months ended June 30, 2017 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	10,474,975	$4.45
Granted	8,986,928	5.23
Vested	(3,933,004)	4.62
Forfeitures	(1,286,603)	5.21
Unvested, June 30, 2017	14,242,296	$4.83

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

We issued 1,010,550 shares of unrestricted common stock in the first quarter of 2017, after withholding 677,547 shares to cover employee payroll taxes, based on amounts earned under the Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or 2016 Bonus Plans, in the first quarter of 2017.

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

Shares issued under the aforementioned Bonus Plans will be issued from our 2014 Plan and reduce the 2014 Plan shares available for issuance.

We record stock-based compensation expense related to the bonus plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period those estimates are revised.

In the three months ended March 31, 2017, we recorded $1.7 million of stock-based compensation expense under the 2016 Bonus Plans. In the three months ended June 30, 2017, we recorded $4.1 million of stock-based compensation expense under the 2017 Bonus Plans, including an impact from the first quarter of 2017 of $2.0 million. In the three months ended March 31, 2016, we recorded $924,000 of stock-based compensation expense under the 2015 Non-Executive Bonus Plan.  In the three months ended June 30, 2016, we recorded $3.6 million of stock-based compensation expense related to the 2016 Bonus Plans, including an impact from the first quarter of 2016 of $1.7 million.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the six months ended June 30, 2017 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Authorized	4,453,425	—
Stock options granted	(100,000)	100,000	4.90
Issuance of shares under 2016 Bonus Plans	(1,688,077)	—
Shares withheld from net settlement of restricted stock units	677,547
Restricted stock units granted	(7,298,851)	—
Exercised	—	(983,747)	2.94
Stock options canceled	886,070	(886,070)	6.16
Restricted stock units canceled	1,286,603	—
Balance—June 30, 2017	2,416,132	8,066,175	$4.38	5.11	$16,435
Vested and exercisable—June 30, 2017		6,481,041	$4.24		$14,009
Vested and expected to vest(1)—June 30, 2017		7,878,175	$4.38		$16,084

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$1,226	$1,055	$1,927	$1,445
Research and development	4,366	3,812	7,132	6,413
Sales and marketing	2,582	2,992	4,354	6,111
General and administrative	2,450	2,686	3,758	4,825
Total	$10,624	$10,545	$17,171	$18,794

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected dividend yield	n/a	—	—	—
Risk-free interest rate	n/a	1.5%	2.1%	1.4 -1.5%
Expected volatility	n/a	42%	41%	42%
Expected life (in years)	n/a	6.1	6.1	6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected dividend yield	n/a	n/a	—	—
Risk-free interest rate	n/a	n/a	0.9%	0.6%
Expected volatility	n/a	n/a	34%	39%
Expected life (in years)	n/a	n/a	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of June 30, 2017, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$2.7	1.9
Restricted stock units	53.3	3.1
ESPP	1.5	0.6
Total	$57.5

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

Rent expense for the three months ended June 30, 2017 and 2016 was $1.8 million and $1.6 million respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $3.5 million and $3.4 million respectively. The aggregate future minimum lease payments under our agreements as of June 30, 2017 are as follows (in thousands):

Year
2017 (remaining)	$3,268
2018	6,551
2019	6,458
2020	4,928
2021	3,332
Thereafter	3,879
Total	$28,416

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The proposed settlement calls for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company will contribute $1.1 million to the settlement in the three months ending September 30, 2017. This amount represents the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance will be paid by the Company’s Director & Officer liability insurance. A court hearing concerning final approval of the settlement is scheduled for August 18, 2017. We have recorded a liability of $7.5 million in “accrued expenses” and a corresponding receivable in “prepaid expenses and other current assets” for the expected reimbursement under our insurance policy on our consolidated balance sheet at June 30, 2017.

While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The settlement is subject to final court approval.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through June 30, 2017, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenue
United States	$19,764	$18,890	$39,855	$37,295
International	22,888	19,991	45,085	39,593
Total	$42,652	$38,881	$84,940	$76,888

We recognized revenue of $5.8 million, or 14% of total revenue, and $4.8 million, or 12% of total revenue, from customers with a billing address in Germany for the three months ended June 30, 2017 and 2016, respectively. We recognized revenue of $11.3 million, or 13% of total revenue, and $9.7 million, or 13% of total revenue, from customers with a billing address in Germany for the six months ended June 30, 2017 and 2016, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or six months ended June 30, 2017 or 2016.

Approximately $1.3 million, or 18% and 24%, as of June 30, 2017 and December 31, 2016, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

13.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(18,544)	$(22,934)	$(31,377)	$(42,381)
Denominator:
Weighted–average shares outstanding	92,964	85,323	91,710	84,160
Less: weighted average shares subject to repurchase	(1)	(6)	(2)	(9)
Weighted–average shares used to compute basic and diluted net loss per share	92,963	85,317	91,708	84,151
Basic and diluted net loss per share	$(0.20)	$(0.27)	$(0.34)	$(0.50)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,	June 30,
	2017	2016
Stock options outstanding, net of unvested exercised stock options	8,065,579	11,458,544
Unvested restricted stock units	14,242,296	12,694,750
ESPP shares	731,273	779,806
Stock-settled bonus shares	409,935	715,901
Total potentially dilutive securities	23,449,083	25,649,001

For the quarter ended June 30, 2016, we have corrected the previously reported amount to include 1.5 million additional shares related to our ESPP and stock-settled bonus plans that were excluded from the computation of the weighted-average diluted shares because such securities have an antidilutive impact due to losses reported. We do not consider this correction to be material, and there was no impact to our consolidated interim financial statements.

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

Our platform has fostered a growing ecosystem of partners to enable our customers and their employees to leverage best-of-breed solutions rather than being locked into a particular vendor’s solution. MobileIron enables employees to have ubiquitous access to the information they need in order to work productively anywhere. Our business model is based on winning new customers, expanding sales and upselling new products within existing customers, and renewing subscriptions and software support agreements. We have sold our platform to over 15,000 cumulative customers since 2009.  Our global customer support team focuses on enabling customer success, which is designed to lead to additional sales and renewals of subscription and software support agreements.

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

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer 12 months or longer terms and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. Over time, we may see variability in the MRC revenue and billings trends, as customers choose to switch between MRC and prepaid billing models, or as a result of the timing of operators usage reporting and other factors. In recent quarters, the trend has been for customers to switch from MRC to longer-term subscriptions, which increases deferred revenue, or to perpetual licenses with maintenance, which increases revenue and deferred revenue.

Our total revenue was $42.7 million and $84.9 million in the three and six months ended June 30, 2017, respectively, representing a  growth rate of 10% compared to $38.9 million and $76.9 million in the three and six months ended June 30, 2016.

Revenue from subscription and perpetual licenses represented 40% and 23% of total revenue in both the three and six months ended June 30, 2017, respectively. The balance, constituting 37% of total revenue in both the three and six months ended June 30, 2017, was software support and services revenue which consists primarily of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing, though less pronounced, mix shift in favor of subscription and software support and services revenue, as we recognized 38% of our total revenue from subscriptions, 25% from perpetual licenses and 37% from software support and services in the three months ended June 30, 2016 and 38% of our total revenue from subscriptions, 26% from perpetual licenses and 36% from software support and services in the six months ended June 30, 2016. Our MRC revenue, included in our reported subscription revenue, comprised approximately 12% and 13% of total revenue in the three and six months ended June  30, 2017, respectively, and 15% and 16% of total revenue in the three and six months ended June 30, 2016, respectively. The decrease in MRC revenue as a percentage of total revenue was largely due to customers switching from MRC to longer-term subscriptions or perpetual licenses.

Our perpetual license revenue for the three and six months ended June  30, 2017 was $9.7 million and $19.6 million, respectively, representing a decrease of $79,000, or 1%, and $565,000, or 3%, compared to the corresponding periods of 2016. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of software licenses priced as subscriptions rather than perpetual licenses.

Our subscription revenue for the three and six months ended June 30,  2017 was $17.2 million and $34.2 million,  respectively, representing an increase of $2.4 million, or 17%, and $4.7 million, or 16%, compared to the corresponding periods of 2016. While we expect subscription revenue to increase as new and existing customers continue to purchase software subscription licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC transactions.

Our software support and services revenue for the three and six months ended June 30, 2017 was $15.7 million and $31.2 million, respectively, representing an increase of $1.4 million, or 10%, and $3.9 million, or 14%, compared to the corresponding periods of 2016. The growth rate of support and services revenue is primarily dependent on growth in our installed base of customers that purchase recurring software support.

Our gross billings were $44.9 million and $90.2 million in the three and six months ended June 30, 2017, representing an increase of $3.7 million, or 9%, and $10.7 million, or 14%, from the corresponding periods of 2016. Our gross billings were $182.1 million, $165.0 million and $145.7 million in 2016, 2015 and 2014, respectively, representing growth rates of 10% from 2015 to 2016 and 13% from 2014 to 2015. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and six months ended June  30, 2017,  54%  and 53%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. In both the three and six months ended June 30, 2016,  51% of our total revenue was generated from customers located outside of the United States. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In the three and six months ended June 30, 2017, while we increased our spending to support the development of our product, we reduced sales and marketing and general and administrative spending compared to the corresponding periods of 2016. However, we have continued to incur a net loss. We have incurred net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively, and $31.4 million and $42.4 million in the six months ended June 30, 2017 and 2016, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards subscription licensing, increasing and entrenched competition, changes in our pricing model, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our Sales organization to retain its key employees and leadership team.  Future profitability is also dependent on our ability to manage our expenses, which are being impacted by increasing overhead costs associated with security initiatives, systems upgrade projects, new revenue guidance implementation, office expansion in India, and increased depreciation expense from capital expenditures for our new headquarters office and office in India, and network and data center upgrades. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity.

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

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, recurring revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, and a litigation settlement charge.

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

Litigation settlement charge

In our non-GAAP financial measures, we have excluded a charge for the cost of the settlement of our shareholder litigation. While it is possible that we will have material litigation-related charges in the future, we do not expect such charges to be a consistently recurring expense.

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

We monitor the following non-GAAP financial measures (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages and per share data)	2017	2016	2017	2016
Gross billings	$44,866	$41,212	$90,240	$79,500
Year-over-year percentage increase	9%	—	14%	—
Recurring billings	$33,717	$30,439	$67,701	$57,208
Percentage of gross billings	75%	74%	75%	72%
Year-over-year percentage increase	11%	—	18%	—
Recurring revenue	$31,852	$27,609	$63,076	$54,247
Percentage of total revenue	75%	71%	74%	71%
Year-over-year percentage increase	15%	—	16%	—
Non-GAAP gross profit	$36,001	$31,973	$71,874	$63,254
Non-GAAP gross margin	84.4%	82.2%	84.6%	82.3%
Non-GAAP operating loss	$(7,781)	$(12,067)	$(12,745)	$(23,070)
Non-GAAP operating margin	(18.2)%	(31.0)%	(15.0)%	(30.0)%
Non-GAAP net loss	$(7,766)	$(12,235)	$(12,755)	$(23,279)
Non-GAAP loss per share	$(0.08)	$(0.14)	$(0.14)	$(0.28)
Free cash flow	$(4,369)	$(10,589)	$(4,038)	$(15,724)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$42,652	$38,881	$84,940	$76,888
Total deferred revenue, end of period (1)	93,376	72,487	93,376	72,487
Less: Total deferred revenue, beginning of period	(91,162)	(70,156)	(88,076)	(69,875)
Total change in deferred revenue	2,214	2,331	5,300	2,612
Gross billings	$44,866	$41,212	$90,240	$79,500
Recurring billings reconciliation:
Total revenue	$42,652	$38,881	$84,940	$76,888
Less: Perpetual license revenue	(9,704)	(9,783)	(19,586)	(20,151)
Less: Professional services revenue	(607)	(1,023)	(1,306)	(1,593)
Subscription and software support deferred revenue, end of period (1)	90,647	70,286	90,647	70,286
Less: Subscription and software support deferred revenue, beginning of period	(88,617)	(67,579)	(85,612)	(67,267)
Total change in subscription and software support deferred revenue	2,030	2,707	5,035	3,019
Less: Adjustments (2)	(654)	(343)	(1,382)	(955)
Recurring billings	$33,717	$30,439	$67,701	$57,208
Recurring revenue reconciliation:
Total revenue	42,652	38,881	84,940	76,888
Less: Perpetual license revenue	(9,704)	(9,783)	(19,586)	(20,151)
Less: Professional services revenue	(607)	(1,023)	(1,306)	(1,593)
Less: Perpetual license recorded over the term of subscription or software support (3)	(489)	(466)	(972)	(897)
Recurring revenue:	$31,852	$27,609	$63,076	$54,247
Non-GAAP gross profit reconciliation:
Gross profit	$34,621	$30,764	$69,639	$61,501
Add: Stock-based compensation expense	1,226	1,055	1,927	1,445
Add: Amortization of intangible assets	154	154	308	308
Non-GAAP gross profit	$36,001	$31,973	$71,874	$63,254
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.2%	79.1%	82.0%	80.0%
GAAP to non-GAAP gross margin adjustments	3.2%	3.1%	2.6%	2.3%
Non-GAAP gross margin	84.4%	82.2%	84.6%	82.3%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(18,559)	$(22,766)	$(31,367)	$(42,172)
Add: Stock-based compensation expense	10,624	10,545	17,171	18,794
Add: Amortization of intangible assets	154	154	308	308
Add: Litigation settlement charge	—	—	1,143	—
Non-GAAP operating loss	$(7,781)	$(12,067)	$(12,745)	$(23,070)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(43.5)%	(58.6)%	(36.9)%	(54.8)%
GAAP to non-GAAP operating margin adjustments	25.3%	27.6%	21.9%	24.8%
Non-GAAP operating margin	(18.2)%	(31.0)%	(15.0)%	(30.0)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(18,544)	$(22,934)	$(31,377)	$(42,381)
Add: Stock-based compensation expense	10,624	10,545	17,171	18,794
Add: Amortization of intangible assets	154	154	308	308
Add: Litigation settlement charge	—	—	1,143	—
Non-GAAP net loss	$(7,766)	$(12,235)	$(12,755)	$(23,279)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.20)	$(0.27)	$(0.34)	$(0.50)
Add: Stock-based compensation expense per share	0.12	0.12	0.19	0.22
Add: Amortization of intangible assets per share	—	0.01	—	—
Add: Litigation settlement charge	—	—	0.01	—
Non-GAAP net loss per share	$(0.08)	$(0.14)	$(0.14)	$(0.28)
Free cash flow:
Net cash used in operating activities	$(3,840)	$(10,126)	$(3,116)	$(13,672)
Purchase of property and equipment	(529)	(463)	(922)	(2,052)
Free cash flow	$(4,369)	$(10,589)	$(4,038)	$(15,724)

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

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and six months ended June 30, 2017 and 2016.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and with regard to sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any. For example, in the six months ended June 30, 2017, stock-based compensation expense in operating expenses was $15.2 million compared to $17.3 million in the six months ended June 30, 2016.

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

Litigation Settlement Charge

The litigation settlement charge is the expense associated with the settlement of outstanding shareholder litigation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Perpetual license	$9,704	$9,783	$19,586	$20,151
Subscription	17,248	14,803	34,155	29,426
Software support and services	15,700	14,295	31,199	27,311
Total revenue	42,652	38,881	84,940	76,888
Cost of revenue (1)
Perpetual license	453	629	852	1,488
Subscription	2,182	2,199	4,075	3,982
Software support and services	5,396	5,289	10,374	9,917
Total cost of revenue	8,031	8,117	15,301	15,387
Gross profit	34,621	30,764	69,639	61,501

Operating expenses:
Research and development (1)	19,666	18,019	36,859	34,946
Sales and marketing (1)	25,674	27,246	48,976	52,914
General and administrative (1)	7,840	8,265	14,028	15,813
Litigation settlement charge	—	—	1,143	—
Total operating expenses	53,180	53,530	101,006	103,673
Operating loss	(18,559)	(22,766)	(31,367)	(42,172)
Other income (expense) - net	339	30	513	165
Loss before income taxes	(18,220)	(22,736)	(30,854)	(42,007)
Income tax expense	324	198	523	374
Net loss	$(18,544)	$(22,934)	$(31,377)	$(42,381)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$1,226	$1,055	$1,927	$1,445
Research and development	4,366	3,812	7,132	6,413
Sales and marketing	2,582	2,992	4,354	6,111
General and administrative	2,450	2,686	3,758	4,825
Total	$10,624	$10,545	$17,171	$18,794

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Perpetual license	23%	25%	23%	26%
Subscription	40	38	40	38
Software support and services	37	37	37	36
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	1	2	1	2
Subscription	5	6	5	5
Software support and services	13	13	13	13
Total cost of revenue	19	21	19	20
Gross profit	81	79	81	80
Operating expenses:
Research and development	46	46	43	45
Sales and marketing	60	70	57	69
General and administrative	19	21	17	21
Litigation settlement charge	—	—	1	—
Total operating expenses	125	137	118	135
Operating loss	(44)	(58)	(37)	(55)
Other income (expense) - net	1	—	1	—
Loss before income taxes	(43)	(58)	(36)	(55)
Income tax expense	1	1	1	—
Net loss	(44)%	(59)%	(37)%	(55)%

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Perpetual	$9,704	$9,783	$(79)	(1)%
Subscription	17,248	14,803	2,445	17
Software support and services	15,700	14,295	1,405	10
Total revenue	$42,652	$38,881	$3,771	10%

Percentage of total revenue
Perpetual	23%	25%
Subscription	40	38
Software support and services	37	37
	100%	100%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Perpetual	$19,586	$20,151	$(565)	(3)%
Subscription	34,155	29,426	4,729	16
Software support and services	31,199	27,311	3,888	14
Total revenue	$84,940	$76,888	$8,052	10%

Percentage of total revenue
Perpetual	23%	26%
Subscription	40	38
Software support and services	37	36
	100%	100%

	Three Months Ended
	June 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$19,764	46%	$18,890	49%	$874	5%
International	22,888	54	19,991	51	2,897	14
Total revenue	$42,652	100%	$38,881	100%	$3,771	10%

	Six Months Ended
	June 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$39,855	47%	$37,295	49%	$2,560	7%
International	45,085	53	39,593	51	5,492	14
Total revenue	$84,940	100%	$76,888	100%	$8,052	10%

Perpetual license revenue decreased $79,000, or 1%, and $565,000, or 3%, in the three and six months ended June 30, 2017, respectively, compared to the corresponding periods of 2016, primarily due to a continued slowdown in perpetual license orders and a shift in favor of software licenses priced as subscriptions.

Subscription revenue increased $2.4 million, or 17%, and $4.7 million, or 16%, in the three and six months ended June 30, 2017 compared to the corresponding periods of 2016, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. MRC revenue, a component of subscription revenue, decreased to $5.3 million in the three months ended June  30, 2017 from $6.1 million in the three months ended June 30, 2016, and MRC revenue decreased to $11.1 million in the six months ended June 30, 2017 from $12.8 million in the six months ended June 30, 2016, largely due to the conversion of MRC agreements to longer-term subscription or perpetual license agreements.

Software support and services revenue increased $1.4 million, or 10%, and $3.9 million, or 14%, in the three and six months ended June 30, 2017 compared to the corresponding periods of 2016, primarily as a result of an increased installed base of customers that purchase recurring software support. Professional services revenue decreased from $1.0 million to $607,000 in the three months ended June 30, 2017 and from $1.6 million to $1.3 million in the six months ended June 30, 2017 compared to the corresponding periods of 2016, as a result of completing fewer professional services engagements.

Revenue from international sales increased 14% in both the three and six months ended June 30, 2017 compared to the corresponding periods of 2016 due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States.

Revenue from U.S. sales increased 5%  and 7%  in the three and six months ended June 30, 2017 compared to the corresponding periods of 2016 due to an increased customer base and an increase in the adoption of our products.

Revenue from our largest reseller, AT&T, decreased to 14%  and 15% of total revenue in the three and six months ended June 30, 2017, respectively, as compared to 16%  and 17%  of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three and six months ended June 30, 2017 and 2016.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$453	1%	$629	2%	$(176)	(28)%
Subscription	2,182	5	2,199	6	(17)	(1)
Software support and services	5,396	13	5,289	13	107	2
Total cost of revenue	$8,031	19%	$8,117	21%	$(86)	(1)%
Gross profit	$34,621		$30,764		$3,857
Gross margin		81%		79%

	Six Months Ended
	June 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$852	1%	$1,488	2%	$(636)	(43)%
Subscription	4,075	5	3,982	5	93	2
Software support and services	10,374	13	9,917	13	457	5
Total cost of revenue	$15,301	19%	$15,387	20%	$(86)	(1)%
Gross profit	$69,639		$61,501		$8,138
Gross margin		81%		80%

Total cost of revenue decreased 1% in the three months ended June 30, 2017 compared to the same period of the prior year. Perpetual license cost of revenue decreased $176,000 due to lower appliance sales. Subscription cost of revenue was flat. Software support and services cost of revenue increased $107,000, or 2%, due to an increase in Global Customer Success expense. Global Customer Success expense increased primarily due to higher personnel costs, which included a $169,000 increase in stock-based compensation expense, and higher facilities and instrastructure expense that were partially offset by lower travel and outside service expense.

Total cost of revenue decreased 1% in the six months ended June 30, 2017 compared to the same period of the prior year. Perpetual license cost of revenue decreased $636,000 due to lower appliance sales. Subscription cost of revenue increased $93,000 due to higher Global Customer Success spending. Software support and services cost of revenue increased $457,000, or 5%, due to an increase in Global Customer Success expense. Global Customer Success expense increased primarily due to higher personnel costs, which included a $481,000 increase in stock-based compensation expense, and higher facilities and instrastructure expense that were partially offset by lower travel and outside service expense.

Operating Expenses

	Three Months Ended
	June 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$19,666	46%	$18,019	46%	$1,647	9%
Sales and marketing	25,674	60	27,246	70	(1,572)	(6)
General and administrative	7,840	19	8,265	21	(425)	(5)
Total operating expenses	$53,180	125%	$53,530	137%	$(350)	(1)%

	Six Months Ended
	June 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$36,859	43%	$34,946	45%	$1,913	5%
Sales and marketing	48,976	57	52,914	69	(3,938)	(7)
General and administrative	14,028	17	15,813	21	(1,785)	(11)
Litigation settlement charge	1,143	1	—	—	1,143	—
Total operating expenses	$101,006	118%	$103,673	135%	$(2,667)	(13)%

Research and development expense increased $1.6 million, or 9%, in the three months ended June 30, 2017 compared to the corresponding period of 2016 primarily due to an increase in personnel costs of $787,000 and facilities and infrastructure expense of $521,000. Stock-based compensation expense, part of personnel costs, increased by $554,000 primarily because of higher expense associated with restricted stock unit grants and the stock-settled bonus plan, partially offset by lower stock option expense. The remainder of the increase in personnel costs was due primarily to increased headcount. Facilities and infrastructure expense increased due to an investment in our IT team, particularly for systems enhancement projects, and engineering-specific needs for equipment, software applications and other infrastructure.

Research and development expense increased $1.9 million, or 5%, in the six months ended June 30, 2017 compared to the corresponding period of 2016 primarily due to an increase in personnel costs of $1.1 million and facilities and infrastructure expense of $477,000. Stock-based compensation expense, part of personnel costs, increased by $719,000 primarily because of higher expense associated with restricted stock unit grants and the stock-settled bonus plan, partially offset by lower stock option expense. The remainder of the increase in personnel costs was due primarily to increased headcount. Facilities and infrastructure expense increased due to an investment in our IT team, particularly for systems enhancement projects, and engineering-specific needs for equipment, software applications and other infrastructure. Travel-related expense increased $295,000 primarily due to increased travel between MobileIron locations, especially between the U.S. and India.

Sales and marketing expense decreased $1.6 million, or 6%, in the three months ended June 30, 2017 compared to the corresponding period of 2016. Personnel costs decreased by  $840,000. Within personnel costs, stock-based compensation expense and other payroll-related expense decreased $410,000 and $430,000, respectively, in the three months ended June 30, 2017 compared to the corresponding period of the prior year. A more measured approach to hiring and replacing personnel, which accounted for a decrease in headcount, is the primary reason for the other payroll-related expense decrease. The stock-based compensation expense decrease was driven primarily by lower expense associated with restricted stock unit grants and ESPP. Outside professional services fees decreased $616,000 due to lower costs associated with contractors who supplemented our sales team, expense associated with security initiatives, and recruiting expense. Travel-related expense decreased $280,000 due to lower sales headcount and continued cost control.  Partially offsetting this, facilities and infrastructure expense increased $226,000 as a result of an investment in our IT team, conference and training expense and other infrastructure.

Sales and marketing expense decreased $3.9 million, or 7%, in the six months ended June 30, 2017 compared to the corresponding period of 2016. Personnel costs decreased by $2.6 million. Within personnel costs, stock-based compensation expense and other payroll-related expense decreased $1.8 million and $890,000, respectively, in the six months ended June 30, 2017 compared to the corresponding period of the prior year. A more measured approach to hiring and replacing personnel, which accounted for a decrease in headcount, is the primary reason for the other payroll-related expense decrease. The stock-based compensation expense decrease was driven primarily by lower expense associated with restricted stock unit grants and ESPP. Outside professional services fees decreased $720,000 due to lower costs associated with contractors who supplemented our sales team, expense associated with security initiatives, and recruiting expense. Travel-related expense decreased $673,000 due to lower sales headcount and continued cost control.

General and administrative expense decreased $425,000, or 5%, in the three months ended June 30, 2017 compared to the corresponding period of 2016 primarily due to a $251,000 decrease in personnel costs and a $352,000 decrease in outside professional services fees.  The decrease in personnel costs includes a decrease in stock-based compensation expense of $235,000, which was driven primarily by lower stock option grant expense due to terminations and stock-settled bonus expense but partially offset by higher RSU expense.  Outside professional services expense decreased due to lower litigation legal fees as the shareholder lawsuit settled and lower recruiting fees, partially offset by higher accounting fees resulting from efforts to implement the new revenue recognition standard. Partially offsetting the decreases, facilities and infrastructure expense increased $170,000 due to an investment in our IT team, conference and training expense and software application expense.

General and administrative expense decreased $1.8 million, or 11%, in the six months ended June 30, 2017 compared to the corresponding period of 2016 primarily due to a $1.6 million decrease in personnel costs and a $505,000 decrease in outside professional services fees. The decrease in personnel costs includes a decrease in stock-based compensation expense of $1.1 million, which was driven primarily by lower stock option grant expense due to terminations and stock-settled bonus expense but partially offset by higher RSU expense. Other personnel-related expense decreased $495,000 due to a decrease and change in mix of general and administrative headcount. Outside professional services expense decreased due to lower litigation legal fees as the shareholder lawsuit settled and lower recruiting fees, partially offset by higher accounting fees resulting from efforts to implement the new revenue recognition standard. Partially offsetting the decreases, facilities and infrastructure expense increased $178,000 due to an investment in our IT team, conference and training expense and software application expense.

We recorded a litigation settlement charge of $1.1 million in the three months ended March 31, 2017 for the expense associated with the settlement of our shareholder litigation. The settlement is subject to final court approval, which we expect to occur in our third quarter ending September 30, 2017.

Other Income (Expense)—Net

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Other income (expense)—net	$339	$30	$309	1,030%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Other income (expense)—net	$513	$165	$348	211%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $169,000 and $113,000 of interest income for the three months ended June 30, 2017 and 2016, respectively, and a  $165,000 foreign currency gain and a  $89,000 foreign currency loss for the three months ended June 30, 2017 and 2016, respectively. We recorded $316,000 and $205,000 of interest income for the six months ended June 30, 2017 and 2016, respectively, and a $173,000 foreign currency gain and a  $47,000 foreign currency loss for the six months ended June 30, 2017 and 2016, respectively.

Income Tax Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Income tax expense	$324	$198	$126	64%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Income tax expense	$523	$374	$149	40%

Income tax expense was $324,000 and $198,000 in the three months ended June 30, 2017 and 2016, respectively, and $523,000 and $374,000 in the six months ended June 30, 2017 and 2016, respectively.  The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$85,871	$54,043
Short term-investments	3,302	36,184
Total cash, cash equivalents and investments	$89,173	$90,227

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Net cash used in operating activities	$(3,116)	$(13,672)	$10,556	(77)%
Net cash provided by investing activities	31,993	5,188	26,805	517
Net cash provided by financing activities	$2,951	$2,785	$166	6%

At June 30, 2017, we had cash and cash equivalents of $85.9 million. Substantially all of our cash and cash equivalents are held in the United States. At June 30, 2017, we had short-term investments of $3.3 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in June 2018. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At June 30, 2017, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the six months ended June 30, 2017, we used $3.1 million of cash for operating activities compared to a use of $13.7 million in the corresponding period of the prior year. We incurred a net loss of $31.4 million in the six months ended June 30, 2017 compared to a net loss of $42.4 million in the corresponding period of 2016 as we decreased our operating expenses 3% to $101.0 million and increased our revenue by 10%. The net loss included non-cash charges of $19.0 million, primarily due to stock-based compensation and depreciation expense, compared to $20.8 million in the six months ended June 30, 2016. Changes in operating assets and liabilities, as sources of cash, consisted of a $2.3 million decrease in accounts receivable, a $5.3 million increase in deferred revenue and an  $8.0 million increase in accounts payable, accrued expenses and other liabilities, that were partially offset by changes in other current and non-current assets of $6.5 million that used cash.

In the six months ended June 30, 2016, we used $13.7 million of cash for operating activities. We incurred a net loss of $42.4 million in the six months ended June 30, 2016. The net loss included non-cash charges of $20.8 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $7.4 million decrease in accounts receivable and a $2.6 million increase in deferred revenue that were partially offset by changes in other working capital items of $2.2 million that used cash.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities. We expect to continue to purchase property and equipment to support the growth of our business including, in the near-term, leasehold improvements, furniture and equipment required for an India office expansion, and software implementation and enhancement projects. In addition, in the three months ending September 30, 2017, we will make payments for equipment purchased in our second quarter of 2017 to upgrade our network and data centers and for our headquarters building move. In addition, we expect significant payments for capital expenditures in the second half of 2017 for outfitting our new India office.

Cash provided by investing activities was $32.0 million for the six months ended June 30, 2017 as compared to $5.2 million in the corresponding period of 2016. In the six months ended June 30, 2017, we received $32.9 million from maturities of investment securities, compared to the six months ended June 30, 2016 where we received $49.3 million from maturities of our investments and invested $42.0 million in new investment securities. Cash paid for the purchase of property and equipment was  $922,000 and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. In the six months ended June 30, 2016, we purchased equipment to upgrade and expand our data centers, IT network and engineering lab, and to outfit new office facilities. In the six months ended June 30, 2017, we continued to upgrade our network and data centers and also had expenditures for a headquarters building move; however, amounts associated with most of those purchases were not due until after June 30, 2017.

Cash Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP.

In the six months ended June 30, 2017, our financing activities provided  $3.0 million of cash. We received $3.7 million from the exercise of stock options and $2.4 million from ESPP contributions. We used $3.1 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

In the six months ended June 30, 2016, our financing activities provided $2.8 million of cash. We received $443,000 from the exercise of stock options and $2.3 million from ESPP contributions.

Off-Balance-Sheet Arrangements

Through June 30, 2017, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 14, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June  30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June  30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The proposed settlement calls for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company will contribute $1.1 million to the settlement in the three months ending September 30, 2017. This amount represents the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance will be paid by the Company’s Director & Officer liability insurance. A court hearing concerning final approval of the settlement is scheduled for August 18, 2017.

While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The settlement is subject to final court approval.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-

looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2017.

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

We have incurred net losses each year since our inception, including net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively, and $31.4 million and $42.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our accumulated deficit was $373.8 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

An increasing portion of our sales has been generated from subscription licenses, which involves certain risks.*

An increasing portion of our sales has been generated from subscription licenses. This mix shift towards subscription licensing, presents a number of risks to us. For example, arrangements entered into on a subscription basis generally delay the timing of revenue recognition and often require the incurrence of up-front costs, which can be significant. Subscription revenues are recognized over the subscription period, which is typically 12 months. MRC revenue, which is included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement; however, we incur upfront costs, such as sales commissions, related to acquiring such customers. Therefore, as we add customers in a particular year, our immediate costs to acquire customers may increase significantly relative to revenues recognized in that same year, which could result in increased losses or decreased profits in that period. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could result in an increase in MRC billings. We have in the past may in the future attempt to mitigate these risks by converting service providers or customers from MRC to perpetual or other licensing arrangements, which may reduce the long term value of the customer relationship.

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

Seasonality may cause fluctuations in our revenue.*

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

We derive a significant portion of our revenues from customers outside the United States. For the six months ended June 30, 2017 and the years ended December 31, 2016, 2015 and 2014 53%, 53%, 50%, and 45% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2016, approximately 42% of our employees were located abroad.

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

The price of our common stock has been and may continue to be weak, and you could lose all or part of your investment.*

The trading price of our common stock has declined since our Initial Public Offering, and the shares are thinly traded. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance.

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through June 30, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The proposed settlement calls for a payment of

$7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company will contribute $1.1 million to the settlement in the three months ending September 30, 2017. This amount represents the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance will be paid by the Company’s Director & Officer liability insurance. A court hearing concerning final approval of the settlement is scheduled for August 18, 2017.

While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The settlement is subject to final court approval.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 35% of the outstanding shares of our common stock as of June 30, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that these sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of June 30, 2017, we have 94,100,326 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

In February 2016, our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. For 2016, we implemented two stock-settled bonus plans, one for executives and one for non-executives, which resulted in the issuance of additional 1,010,550 shares of common stock in the first quarter of 2017. On June 14, 2017, our shareholders approved in a proxy vote the amendment and restatement of our ESPP to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.*

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2018. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we expect to recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term, potentially making revenue more volatile and difficult to predict. In addition, we expect accounting for commissions to be impacted significantly as we will capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard will be dependent on contract-specific terms.  Any difficulties in implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, to adopt the new standard we have had to implement a new revenue recognition module in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. That increased spending will continue through at least our first quarter of 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we did not repurchase any of the shares subject to repurchase.

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

Through of June  30, 2017, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of June 30, 2017, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

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
Simon Biddiscombe
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: August 1, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	2017 Executive Bonus Plan	10.1	8-K	April 25, 2017	001-36471
10.2(1)	Amended 2014 Employee Stock Purchase Plan	Appendix A	DEF 14A	April 28, 2017	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

(2)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.