Form 10-Q
period 2017-09-30
MOBILEIRON, INC.
filed 2017-11-03
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

At October 31, 2017, there were 96,056,561 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$79,605	$54,043
Short-term investments	2,600	36,184
Accounts receivable, net of allowance for doubtful accounts of $431 and $433 at September 30, 2017 and December 31, 2016, respectively	47,732	43,755
Prepaid expenses and other current assets	5,440	6,131
TOTAL CURRENT ASSETS	135,377	140,113
Property and equipment—net	8,781	5,503
Intangible assets—net	200	645
Goodwill	5,475	5,475
Other assets	1,809	1,370
TOTAL ASSETS	$151,642	$153,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,609	$701
Accrued expenses	22,452	21,674
Deferred revenue-current	75,950	68,153
TOTAL CURRENT LIABILITIES	101,011	90,528
Long-term liabilities:
Deferred revenue-noncurrent	25,063	19,923
Other long-term liabilities	1,928	1,838
TOTAL LIABILITIES	128,002	112,289

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 96,048,823 shares and 89,066,031 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10	9
Additional paid-in capital	414,457	383,193
Accumulated deficit	(390,827)	(342,385)
TOTAL STOCKHOLDERS’ EQUITY	23,640	40,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,642	$153,106

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Perpetual license	$8,986	$11,311	$28,572	$31,462
Subscription	17,277	15,570	51,432	44,996
Software support and services	16,457	14,685	47,656	41,996
Total revenue	42,720	41,566	127,660	118,454

Cost of revenue
Perpetual license	606	652	1,458	2,140
Subscription	2,266	2,202	6,341	6,184
Software support and services	4,835	4,774	15,209	14,691
Restructuring charge	311	181	311	181
Total cost of revenue	8,018	7,809	23,319	23,196
Gross profit	34,702	33,757	104,341	95,258

Operating expenses:
Research and development	19,581	16,238	56,440	51,185
Sales and marketing	24,317	24,001	73,293	76,914
General and administrative	7,210	6,961	21,238	22,774
Litigation settlement charge	—	—	1,143	—
Restructuring charge	489	871	489	871
Total operating expenses	51,597	48,071	152,603	151,744

Operating loss	(16,895)	(14,314)	(48,262)	(56,486)
Other income (expense) - net	188	19	701	184
Loss before income taxes	(16,707)	(14,295)	(47,561)	(56,302)
Income tax expense	358	298	881	672
Net loss	$(17,065)	$(14,593)	$(48,442)	$(56,974)
Net loss per share, basic and diluted	$(0.18)	$(0.17)	$(0.52)	$(0.67)
Weighted-average shares used to compute net loss per share, basic and diluted	95,024	86,713	92,825	85,008

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2016	89,066,031	$9	$383,193	$(342,385)	$40,817
Issuance of common stock for stock option exercises	1,033,121	—	3,084	—	3,084
Vesting of early exercised stock options	2,477	—	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,676,158	—	4,562	—	4,562
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,688,097	—	8,272	—	8,272
Shares withheld for net settlement of Employee Stock-Settled Bonus Plans	(677,547)	—	(3,149)	—	(3,149)
Vesting of restricted stock units	3,260,486	1	(1)	—	—
Stock-based compensation	—	—	18,496	—	18,496
Net loss	—	—	—	(48,442)	(48,442)
BALANCE—September 30, 2017	96,048,823	$10	$414,457	$(390,827)	$23,640

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(48,442)	$(56,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense		26,249	26,666
Depreciation		2,430	2,540
Amortization of intangible assets		445	462
Provision for doubtful accounts		97	24
Amortization (accretion) of premium on investment securities		(36)	44
Changes in operating assets and liabilities:
Accounts receivable		(4,075)	970
Other current and noncurrent assets		(573)	(1,401)
Accounts payable		1,241	(944)
Accrued expenses and other long-term liabilities		2,362	119
Deferred revenue		12,937	8,297
Net cash used in operating activities		(7,365)	(20,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(5,046)	(2,349)
Proceeds from maturities of investment securities		35,415	70,717
Purchase of investment securities		(1,794)	(61,383)
Net cash provided by investing activities		28,575	6,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan		3,590	3,247
Proceeds from exercise of stock options		3,911	814
Taxes paid for net settlement of stock-settled bonus		(3,149)	—
Net cash provided by financing activities		4,352	4,061
NET CHANGE IN CASH AND CASH EQUIVALENTS		25,562	(9,151)
CASH AND CASH EQUIVALENTS—Beginning of period		54,043	47,234
CASH AND CASH EQUIVALENTS—End of period		$79,605	$38,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes		$758	$817
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the 2015 Non-Executive Bonus Plan	$	n/a	$5,639
Value of shares issued under the 2016 Bonus Plans		$5,123	n/a
Value of shares issued under the Employee Stock Purchase Plan		$4,562	$4,851
Unpaid property and equipment purchases		$667	$—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2017, our operating results for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. Our operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes theretofore the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC on February 14, 2017.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $4,000 and $117,000 in the three months ended September 30, 2017 and 2016, respectively, and we recognized a foreign currency gain of $169,000 and a loss of $164,000 in the nine months ended September 30, 2017 and 2016, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

These estimates include, but are not limited to, revenue recognition, stock-based compensation, goodwill, and accounting for income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $12.1 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At September 30, 2017 and December 31, 2016 we had an allowance for doubtful accounts of $431,000 and $433,000, respectively.

One reseller accounted for 13% of total revenue (1% as an end customer) and 14% of total revenue (1% as an end customer) for the three and nine months ended September 30, 2017, respectively, and for 17% of total revenue (1% as an end customer) for both the three and nine months ended September 30, 2016. The same reseller accounted for 17% and 15% of net accounts receivable as of September 30, 2017 and December 31, 2016, respectively.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2017 and December 31, 2016 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2017 and 2016, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Long-Lived Assets with Finite Lives

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including purchased intangible assets and property and equipment, by comparison of its carrying amount to the future bbbundiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends.

On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of that standard did not have a material impact on our consolidated balance sheet, results of operations, cash flows or statement of stockholders’ equity because we have a full valuation allowance on our deferred tax assets. We have elected to continue to estimate the total number of awards that are expected to vest by applying a forfeiture rate to our equity awards. We estimated the forfeiture rate for the three and nine months ended September 30, 2017 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and nine months ended September 30, 2017 and 2016 was not significant.

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

2.Significant Balance Sheet Components

Property and Equipment —Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computers and appliances	$13,035	$9,754
Purchased software	3,583	2,297
Furniture and fixtures	1,503	1,477
Leasehold improvements	3,109	2,985
Total property and equipment	21,230	16,513
Accumulated depreciation and amortization	(12,449)	(11,010)
Total property and equipment—net	$8,781	$5,503

Accrued Expenses —Accrued expenses at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued commissions	$5,327	$5,908
Accrued stock-settled bonus	6,088	6,608
Accrued vacation	787	611
Employee Stock Purchase Plan liability	838	1,811
Other accrued payroll-related expenses	2,706	3,085
Other accrued liabilities	6,706	3,651
Total accrued expenses	$22,452	$21,674

In conjunction with our chief executive officer’s termination in October 2017, we will make severance and bonus payments totaling $963,000, of which $367,000 of the bonus earned through our third quarter was included in other accrued payroll-related expenses as of September 30, 2017 while $596,000 will be charged to expense in the three months ending December 31, 2017, the quarter in which the termination took place.

Deferred Revenue —Current and non-current deferred revenue at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Perpetual license	$43	$404
Subscription	46,356	35,495
Software support	51,874	50,117
Professional services	2,740	2,060
Total current and noncurrent deferred revenue	$101,013	$88,076

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2017 or December 31, 2016.

Our financial instruments measured at fair value as of September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$12,065	$—	$—	$12,065
Corporate debt securities	—	5,525	—	5,525
Commercial paper	—	52,252	—	52,252
Government debt securities	—	900	—	900
Total	$12,065	$58,677	$—	$70,742

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$15,003	$—	$—	$15,003
Corporate debt securities	—	10,738	—	10,738
Commercial paper	—	47,479	—	47,479
Total	$15,003	$58,217	$—	$73,220

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and obligations of foreign government related entities. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$5,525	$—	$—	$5,525
Commercial paper	52,256	—	(4)	52,252
Government debt securities	900	—	—	900
Total	$58,681	$—	$(4)	$58,677

	As of December 31, 2016
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$10,740	$—	$(2)	$10,738
Commercial paper	47,473	8	(2)	47,479
Total	$58,213	$8	$(4)	$58,217

The following table summarizes the balance sheet classification of our investments:

	As of September 30,	As of December 31,
(in thousands)	2017	2016
Cash equivalents	$56,081	$22,029
Short-term investments	2,600	36,184
Total investments	$58,681	$58,213

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of September 30, 2017		As of December 31, 2016
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$58,681	$58,677	$58,213	$58,217
Due after one year through five years	—	—	—	—
Total	$58,681	$58,677	$58,213	$58,217

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and nine months ended September 30, 2017, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5.Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,880)	—	$200
Total	$3,080	$(2,880)	$—	$200

	December 31, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,435)	—	$645
Total	$3,080	$(2,435)	$—	$645

Amortization of the technology intangible assets was recorded in cost of revenue. The weighted average remaining life of our intangible assets on September 30, 2017 was 0.5 year.

Estimated remaining intangible assets amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year
2017	$100
2018	100
2019	—
2020	—
2021	—
Total	$200

At September 30, 2017 and December 31, 2016, the carrying value of goodwill was $5.5 million.

6. Restructuring Charge

In addition to our restructuring plans initiated in August 2015 and 2016, we initiated a reduction in our workforce in the three months ended September 30, 2017, to further align our cost structure with expected revenue growth and recorded all amounts associated with the restructuring plan as an expense.

Restructuring costs, recorded in operating expenses and cost of sales, totaled $800,000 for the three and nine months ended September 30, 2017.

The following table summarizes the restructuring activities in the nine months ended September 30, 2017 (in thousands):

Severance
and Related Costs
Balance, December 31, 2016	$15
Provision for restructuring charges	800
Cash payments	(661)
Balance, September 30, 2017	$154

The remaining restructuring balance of $154,000 at September 30, 2017, recorded in accrued expenses, is for severance expense that we expect to pay by December 31, 2017.

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

There were no other outstanding amounts under the line of credit at September 30, 2017 or December 31, 2016 and we were in compliance with all financial covenants.

8.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of September 30, 2017 and December 31, 2016. No shares of convertible preferred stock were issued and outstanding as of September 30, 2017 or December 31, 2016.

9.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2017 and December 31, 2016. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2017 and December 31, 2016, we reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2017	2016
Options outstanding	7,896,734	9,835,992
Unvested restricted stock units outstanding	13,241,111	10,474,975
Unvested early exercised stock options	—	2,471
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	2,521,805	4,199,415
Shares available for purchase under the Employee Stock Purchase Plan	990,501	575,974
Total	24,650,151	25,088,827

10.Share Based Awards

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of September 30, 2017, there were 1,654,167 options and restricted stock units outstanding under the Inducement Plan.

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

As of September 30, 2017 and December 31, 2016, approximately 990,501 and 575,974 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2017, we increased the number of shares available for issuance under the ESPP by 890,685 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2016. On June 14, 2017, our stockholders approved the amendment and restatement of the ESPP to provide for a one-time increase of 1.2 million shares of common stock available for issuance under the ESPP.

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

Our restricted stock unit activity for the nine months ended September 30, 2017 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	10,474,975	$4.45
Granted	9,669,478	5.20
Vested	(4,948,583)	4.67
Forfeitures	(1,954,759)	5.12
Unvested, September 30, 2017	13,241,111	$4.82

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

In the three months ended March 31, 2017, we recorded $1.7 million of stock-based compensation expense under the 2016 Bonus Plans. In the three and nine months ended September 30, 2017, we recorded $2.0 million and $6.1 million, respectively, of stock-based compensation expense under the 2017 Bonus Plans.  In the three months ended March 31, 2016, we recorded $924,000 of stock-based compensation expense under the 2015 Non-Executive Bonus Plan.  In the three and nine months ended September 30, 2016, we recorded $1.4 million and $5.1 million, respectively, of stock-based compensation expense related to the 2016 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the nine months ended September 30, 2017 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Authorized	4,453,425	—
Stock options granted	(100,000)	100,000	4.90
Issuance of shares under 2016 Bonus Plans	(1,688,077)	—
Shares withheld from net settlement of restricted stock units	677,547
Restricted stock units granted	(7,981,401)	—
Exercised	—	(1,033,121)	2.99
Stock options canceled	1,006,137	(1,006,137)	6.31
Restricted stock units canceled	1,954,759	—
Balance—September 30, 2017	2,521,805	7,896,734	$4.34	4.84	$4,387
Vested and exercisable—September 30, 2017		6,593,808	$4.26		$4,147
Vested and expected to vest(1)—September 30, 2017		7,752,157	$4.34		$4,354

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$932	$747	$2,859	$2,192
Research and development	3,914	2,709	11,046	9,122
Sales and marketing	2,258	2,307	6,612	8,418
General and administrative	1,974	2,109	5,732	6,934
Total	$9,078	$7,872	$26,249	$26,666

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected dividend yield	n/a	—	—	—
Risk-free interest rate	n/a	1.5%	2.1%	1.4 -1.5%
Expected volatility	n/a	42%	41%	42%
Expected life (in years)	n/a	6.1	6.1	6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.3%	0.6%	0.9 - 1.3%	0.6%
Expected volatility	54%	34-38%	34% -54%	34 - 41%
Expected life (in years)	1.3	1.3	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of September 30, 2017, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$2.1	1.8
Restricted stock units	52.7	2.9
ESPP	1.7	0.6
Total	$56.5

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

Rent expense for the three months ended September 30, 2017 and 2016 was $1.9 million and $1.7 million respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $5.3 million and $5.1 million respectively. The aggregate future minimum lease payments under our agreements as of September 30, 2017 are as follows (in thousands):

Year
2017 (remaining)	$1,769
2018	7,195
2019	7,102
2020	5,553
2021	4,071
Thereafter	4,402
Total	$30,092

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in the three months ending September 30, 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers alleging that the customer’s use of our software infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we typically can terminate the customer agreement and refund the customer a portion of the license fees paid, prorated over the three year period from initial delivery. We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through September 30, 2017, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Revenue
United States	$18,396	$20,292	$58,251	$57,587
International	24,324	21,274	69,409	60,867
Total	$42,720	$41,566	$127,660	$118,454

We recognized revenue of $5.0 million, or 12% of total revenue, and $5.4 million, or 13% of total revenue, from customers with a billing address in Germany for the three months ended September 30, 2017 and 2016, respectively. We recognized revenue of $16.3 million, or 13% of total revenue, and $15.1 million, or 13% of total revenue, from customers with a billing address in Germany for the nine months ended September 30, 2017 and 2016, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or nine months ended September 30, 2017 or 2016.

Approximately $2.3 million and $1.3 million, or 26% and 24%, as of September 30, 2017 and December 31, 2016, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(17,065)	$(14,593)	$(48,442)	$(56,974)
Denominator:
Weighted–average shares outstanding	95,024	86,714	92,826	85,017
Less: weighted average shares subject to repurchase	—	(1)	(1)	(9)
Weighted–average shares used to compute basic and diluted net loss per share	95,024	86,713	92,825	85,008
Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.52)	$(0.67)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,	September 30,
	2017	2016
Stock options outstanding, net of unvested exercised stock options	7,896,734	10,736,433
Unvested restricted stock units	13,241,111	11,210,178
ESPP shares	262,007	271,174
Stock-settled bonus shares	987,177	1,105,943
Total potentially dilutive securities	22,387,029	23,323,728

For September 30, 2016, we have corrected the previously reported amount to include 1.4 million additional shares related to our ESPP and stock-settled bonus plans that were excluded from the computation of the weighted-average diluted shares because such securities have an antidilutive impact due to losses reported. We do not consider this correction to be material, and there was no impact to our consolidated interim financial statements.

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

We invented a purpose-built security platform for enterprises to secure business data in a modern IT architecture, while enabling employee personal data privacy and mobile device choice. The MobileIron Enterprise Mobility Management (EMM) solution is a mobile security platform that:

1)	configures and delivers applications to smartphones, tablets, laptops and desktops running modern operating systems;
2)	secures data-at-rest on these modern endpoints;
3)	secures data-in-motion across the corporate network; and
4)	secures access to back-end corporate networks and cloud services.

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

Subscription revenue is an increasing portion of our revenue. When we sell our solutions on a subscription basis, we offer 12 months or longer terms and bill in advance, or certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Thus, under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year and other term subscriptions, MRC is not reflected in deferred revenue. This important difference between MRC billings and perpetual and term subscription billings can lead to significant variability of billings in a given quarter depending on the type of billing model that the customer chooses and the overall mix of billing types for all customers within a quarter. Over time, we may see variability in the MRC revenue and billings trends, as customers choose to switch between MRC and prepaid billing models, or as a result of the timing of operators usage reporting and other factors. In recent quarters, the trend has been for customers to switch from MRC to longer-term subscriptions, which increases deferred revenue, or to perpetual licenses with maintenance, which increases revenue and deferred revenue.

Our total revenue was $42.7 million and $127.7 million in the three and nine months ended September 30, 2017, respectively, representing growth rates of 3% and 8% compared to $41.6 million and $118.5 million in the three and nine months ended September 30, 2016.

Revenue from subscriptions represented 40% and revenue from perpetual licenses represented 21% and 23%, respectively, of total revenue in the three and nine months ended September 30, 2017. The balance, constituting 39% and 37% of total revenue in the three and nine months ended September 30, 2017, respectively, was software support and services revenue which consists primarily of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription and software support and services revenue, as we recognized 38% of our total revenue from subscriptions, 27% from perpetual licenses and 35% from software support and services in both the three and nine months ended September 30, 2016. Our MRC revenue, included in our reported subscription revenue, comprised approximately 11% and 12% of total revenue in the three and nine months ended September 30, 2017, respectively, and 14% and 16% of total revenue in the three and nine months ended September 30, 2016, respectively. The decrease in MRC revenue as a percentage of total revenue was largely due to customers switching from MRC to longer-term subscriptions or perpetual licenses.

Our perpetual license revenue for the three and nine months ended September 30, 2017 was $9.0 million and $28.6 million, respectively, representing a decrease of $2.3 million, or 21%, and $2.9 million, or 9%, compared to the corresponding periods of 2016. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of software licenses priced as subscriptions rather than perpetual licenses.

Our subscription revenue for the three and nine months ended September 30, 2017 was $17.3 million and $51.4 million, respectively, representing an increase of $1.7 million, or 11%, and $6.4 million, or 14%, compared to the corresponding periods of 2016, reflecting customers’ preference to purchase licenses priced as subscriptions. While we expect subscription revenue to increase as new and existing customers continue to purchase software subscription licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, term subscription and MRC transactions.

Our software support and services revenue for the three and nine months ended September 30, 2017 was $16.5 million and $47.7 million, respectively, representing an increase of $1.8 million, or 12%, and $5.7 million, or 13%, compared to the corresponding periods of 2016. The growth rate of support and services revenue is primarily dependent on growth in our installed base of customers that purchase recurring software support.

Our gross billings were $50.4 million and $140.6 million in the three and nine months ended September 30, 2017, representing an increase of $3.1 million, or 7%, and $13.8 million, or 11%, from the corresponding periods of 2016. Our gross billings were $182.1 million, $165.0 million and $145.7 million in 2016, 2015 and 2014, respectively, representing growth rates of 10% from 2015 to 2016 and 13% from 2014 to 2015. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three and nine months ended September 30, 2017,  57% and 54%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. In both the three and nine months ended September 30, 2016, 51% of our total revenue was generated from customers located outside of the United States. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In the three and nine months ended September 30, 2017, while we increased our spending to support the development of our product, we reduced sales and marketing and general and administrative spending compared to the corresponding periods of 2016. However, we have continued to incur a net loss. We have incurred net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively, and $48.4 million and $57.0 million in the nine months ended September 30, 2017 and 2016, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards subscription licensing, increasing and entrenched competition, changes in our pricing model, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our Sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to manage our expenses, which are being impacted by increasing overhead costs associated with security initiatives, systems upgrade projects, new revenue guidance implementation, office expansion in India, and increased depreciation expense from capital expenditures for our new headquarters office and office in India, and network and data center upgrades. We will need to increase operating efficiency, which may be challenging given our operational complexity. In addition, we are assessing the impact of the new revenue accounting standard, including the changes to commission accounting, on our profitability.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, the litigation settlement charge, and restructuring charges from various non-GAAP financial metrics such as gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Stock-based compensation, restructuring charges, and the amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We have not historically had a material litigation-related settlement charge. While it is possible that we will have material litigation settlement charges in the future, we do not expect it to be a consistently recurring expense. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been and will continue to be a recurring expense.

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

We monitor the following non-GAAP financial measures (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages and per share data)	2017	2016	2017	2016
Gross billings	$50,357	$47,251	$140,597	$126,751
Year-over-year percentage increase	7%	—	11%	—
Recurring billings	$37,532	$34,915	$105,234	$92,123
Percentage of gross billings	75%	74%	75%	73%
Year-over-year percentage increase	7%	—	14%	—
Recurring revenue	$32,440	$28,957	$95,517	$83,204
Percentage of total revenue	76%	70%	75%	70%
Year-over-year percentage increase	12%	—	15%	—
Non-GAAP gross profit	$36,082	$34,839	$107,956	$98,093
Non-GAAP gross margin	84.5%	83.8%	84.6%	82.8%
Non-GAAP operating loss	$(6,880)	$(5,236)	$(19,625)	$(28,306)
Non-GAAP operating margin	(16.1)%	(12.6)%	(15.4)%	(23.9)%
Non-GAAP net loss	$(7,050)	$(5,515)	$(19,805)	$(28,794)
Non-GAAP loss per share	$(0.07)	$(0.06)	$(0.21)	$(0.34)
Free cash flow	$(8,373)	$(6,822)	$(12,411)	$(22,546)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$42,720	$41,566	$127,660	$118,454
Total deferred revenue, end of period (1)	101,013	78,172	101,013	78,172
Less: Total deferred revenue, beginning of period	(93,376)	(72,487)	(88,076)	(69,875)
Total change in deferred revenue	7,637	5,685	12,937	8,297
Gross billings	$50,357	$47,251	$140,597	$126,751
Recurring billings reconciliation:
Total revenue	$42,720	$41,566	$127,660	$118,454
Less: Perpetual license revenue	(8,986)	(11,311)	(28,572)	(31,462)
Less: Professional services revenue	(776)	(780)	(2,081)	(2,373)
Subscription and software support deferred revenue, end of period (1)	98,230	75,956	98,230	75,956
Less: Subscription and software support deferred revenue, beginning of period	(90,647)	(70,286)	(85,612)	(67,267)
Total change in subscription and software support deferred revenue	7,583	5,670	12,618	8,689
Less: Adjustments (2)	(3,009)	(230)	(4,391)	(1,185)
Recurring billings	$37,532	$34,915	$105,234	$92,123
Recurring revenue reconciliation:
Total revenue	42,720	41,566	127,660	118,454
Less: Perpetual license revenue	(8,986)	(11,311)	(28,572)	(31,462)
Less: Professional services revenue	(776)	(780)	(2,081)	(2,373)
Less: Perpetual license recorded over the term of subscription or software support (3)	(518)	(518)	(1,490)	(1,415)
Recurring revenue:	$32,440	$28,957	$95,517	$83,204
Non-GAAP gross profit reconciliation:
Gross profit	$34,702	$33,757	$104,341	$95,258
Add: Stock-based compensation expense	932	747	2,859	2,192
Add: Amortization of intangible assets	137	154	445	462
Add: Restucturing charge	311	181	311	181
Non-GAAP gross profit	$36,082	$34,839	$107,956	$98,093
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.2%	81.2%	81.7%	80.4%
GAAP to non-GAAP gross margin adjustments	3.3%	2.6%	2.9%	2.4%
Non-GAAP gross margin	84.5%	83.8%	84.6%	82.8%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(16,895)	$(14,314)	$(48,262)	$(56,486)
Add: Stock-based compensation expense	9,078	7,872	26,249	26,666
Add: Amortization of intangible assets	137	154	445	462
Add: Litigation settlement charge	—	—	1,143	—
Add: Restructuring charge	800	1,052	800	1,052
Non-GAAP operating loss	$(6,880)	$(5,236)	$(19,625)	$(28,306)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(39.5)%	(34.4)%	(37.8)%	(47.7)%
GAAP to non-GAAP operating margin adjustments	23.4%	21.8%	22.4%	23.8%
Non-GAAP operating margin	(16.1)%	(12.6)%	(15.4)%	(23.9)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(17,065)	$(14,593)	$(48,442)	$(56,974)
Add: Stock-based compensation expense	9,078	7,872	26,249	26,666
Add: Amortization of intangible assets	137	154	445	462
Add: Litigation settlement charge	—	—	1,143	—
Add: Restructuring charge	800	1,052	800	1,052
Non-GAAP net loss	$(7,050)	$(5,515)	$(19,805)	$(28,794)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.18)	$(0.17)	$(0.52)	$(0.67)
Add: Stock-based compensation expense per share	0.10	0.10	0.28	0.31
Add: Amortization of intangible assets per share	—	—	0.01	0.01
Add: Litigation settlement charge	—	—	0.01	—
Add: Restructuring charge	0.01	0.01	0.01	0.01
Non-GAAP net loss per share	$(0.07)	$(0.06)	$(0.21)	$(0.34)
Free cash flow:
Net cash used in operating activities	$(4,249)	$(6,525)	$(7,365)	$(20,197)
Purchase of property and equipment	(4,124)	(297)	(5,046)	(2,349)
Free cash flow	$(8,373)	$(6,822)	$(12,411)	$(22,546)

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

Results of Operations

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on-premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in perpetual license revenue and constitute less than 10% of total revenue for the three and nine months ended September 30, 2017 and 2016.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any. For example, in the nine months ended September 30, 2017, stock-based compensation expense in operating expenses was $23.4 million compared to $24.5 million in the nine months ended September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Perpetual license	$8,986	$11,311	$28,572	$31,462
Subscription	17,277	15,570	51,432	44,996
Software support and services	16,457	14,685	47,656	41,996
Total revenue	42,720	41,566	127,660	118,454
Cost of revenue (1)
Perpetual license	606	652	1,458	2,140
Subscription	2,266	2,202	6,341	6,184
Software support and services	4,835	4,774	15,209	14,691
Restructuring charge	311	181	311	181
Total cost of revenue	8,018	7,809	23,319	23,196
Gross profit	34,702	33,757	104,341	95,258

Operating expenses:
Research and development (1)	19,581	16,238	56,440	51,185
Sales and marketing (1)	24,317	24,001	73,293	76,914
General and administrative (1)	7,210	6,961	21,238	22,774
Litigation settlement charge	—	—	1,143	—
Restructuring charge	489	871	489	871
Total operating expenses	51,597	48,071	152,603	151,744
Operating loss	(16,895)	(14,314)	(48,262)	(56,486)

Other income (expense) - net	188	19	701	184
Loss before income taxes	(16,707)	(14,295)	(47,561)	(56,302)
Income tax expense	358	298	881	672
Net loss	$(17,065)	$(14,593)	$(48,442)	$(56,974)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$932	$747	$2,859	$2,192
Research and development	3,914	2,709	11,046	9,122
Sales and marketing	2,258	2,307	6,612	8,418
General and administrative	1,974	2,109	5,732	6,934
Total	$9,078	$7,872	$26,249	$26,666

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Perpetual license	21%	27%	23%	27%
Subscription	40	38	40	38
Software support and services	39	35	37	35
Total revenue	100	100	100	100
Cost of revenue
Perpetual license	2	2	1	2
Subscription	5	5	5	5
Software support and services	11	12	12	13
Restructuring charge	1	—	0	—
Total cost of revenue	19	19	18	20
Gross profit	81	81	82	80
Operating expenses:
Research and development	46	39	44	43
Sales and marketing	57	58	58	64
General and administrative	17	17	17	19
Litigation settlement charge	—	—	1	—
Restructuring charge	1	2	0	1
Total operating expenses	121	116	120	127
Operating loss	(40)	(35)	(38)	(47)
Other income (expense) - net	1	—	1	—
Loss before income taxes	(39)	(35)	(37)	(47)
Income tax expense	1	1	1	1
Net loss	(40)%	(36)%	(38)%	(48)%

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Perpetual	$8,986	$11,311	$(2,325)	(21)%
Subscription	17,277	15,570	1,707	11
Software support and services	16,457	14,685	1,772	12
Total revenue	$42,720	$41,566	$1,154	3%

Percentage of total revenue
Perpetual	21%	27%
Subscription	40	38
Software support and services	39	35
	100%	100%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Perpetual	$28,572	$31,462	$(2,890)	(9)%
Subscription	51,432	44,996	6,436	14
Software support and services	47,656	41,996	5,660	13
Total revenue	$127,660	$118,454	$9,206	8%

Percentage of total revenue
Perpetual	23%	27%
Subscription	40	38
Software support and services	37	35
	100%	100%

	Three Months Ended
	September 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$18,396	43%	$20,292	49%	$(1,896)	(9)%
International	24,324	57	21,274	51	3,050	14
Total revenue	$42,720	100%	$41,566	100%	$1,154	3%

	Nine Months Ended
	September 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$58,251	46%	$57,587	49%	$664	1%
International	69,409	54	60,867	51	8,542	14
Total revenue	$127,660	100%	$118,454	100%	$9,206	8%

Perpetual license revenue decreased $2.3 million, or 21%, and $2.9 million, or 9%, in the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods of 2016, primarily due to a continued slowdown in perpetual license orders and a shift in favor of software licenses priced as subscriptions. In addition, in the three and nine months ended September 30, 2017, we recognized revenue from a large perpetual license transaction ratably rather than up-front because we did not have VSOE and, as a result, recognized nominal revenue from that transaction.

Subscription revenue increased $1.7 million, or 11%, and $6.4 million, or 14%, in the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016, primarily due to increased sales of solutions sold under either a cloud-based delivery model or a subscription term license for our on-premise software products. MRC revenue, a component of subscription revenue, decreased to $4.5 million in the three months ended September 30, 2017 from $6.0 million in the three months ended September 30, 2016, and MRC revenue decreased to $15.6 million in the nine months ended September 30, 2017 from $18.6 million in the nine months ended September 30, 2016, largely due to the conversion of MRC agreements to longer-term subscription or perpetual license agreements.

Software support and services revenue increased $1.8 million, or 12%, and $5.7 million, or 13%, in the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016, primarily as a result of an increased installed base of customers that purchase recurring software support. Professional services revenue was $776,000 and $779,000 in the three months ended September 30, 2017 and 2016, respectively, and decreased from $2.4 million to $2.1 million in the nine months ended September 30, 2017 compared to the corresponding periods of 2016, as a result of completing fewer professional services engagements.

Revenue from international sales increased 14% in both the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016 due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States.

Revenue from U.S. sales decreased 9% and increased 1% in the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods of 2016. The impact of customers purchasing licenses priced as subscriptions rather than perpetual software licenses was greater in the U.S. than internationally.

Revenue from our largest reseller, AT&T, decreased to 13% and 14% of total revenue in the three and nine months ended September 30, 2017, respectively, as compared to 17% of total revenue in both of the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three and nine months ended September 30, 2017 and 2016.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$606	2%	$652	2%	$(46)	(7)%
Subscription	2,266	5	2,202	5	64	3
Software support and services	4,835	11	4,774	12	61	1
Restructuring charge	311	1	181	—	130	72
Total cost of revenue	$8,018	19%	$7,809	19%	$209	3%
Gross profit	$34,702		$33,757		$945
Gross margin		81%		81%

	Nine Months Ended
	September 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Perpetual license	$1,458	1%	$2,140	2%	$(682)	(32)%
Subscription	6,341	5	6,184	5	157	3
Software support and services	15,209	13	14,691	13	518	4
Restructuring charge	311	0	181	—	130	72
Total cost of revenue	$23,319	19%	$23,196	20%	$123	1%
Gross profit	$104,341		$95,258		$9,083
Gross margin		82%		80%

Total cost of revenue increased $209,000, or 3%, in the three months ended September 30, 2017 compared to the same period of the prior year. We incurred a $311,000 restructuring charge due to a reduction in force, which was $130,000 higher than our restructuring charge in the same period of the prior year. The restructuring charges resulted from workforce reductions designed to align our spending with our expected growth rate.

Total cost of revenue increased $123,000, or 1%, in the nine months ended September 30, 2017 compared to the same period of the prior year. Perpetual license cost of revenue decreased $682,000 due to lower appliance sales. Subscription cost of revenue increased $157,000 due to higher Global Customer Success and data center operations spending. Software support and services cost of revenue increased $518,000 due to an increase in Global Customer Success expense. Global Customer Success expense increased primarily due to higher stock-based compensation expense and data center operations expense increased due to higher telecommunication and infrastructure costs, including software tools and depreciation on equipment purchases. We incurred a $311,000 restructuring charge due to a reduction in force, which was $130,000 higher than our restructuring charge in the same period of the prior year.

Operating Expenses

	Three Months Ended
	September 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$19,581	46%	$16,238	39%	$3,343	21%
Sales and marketing	24,317	57	24,001	58	316	1
General and administrative	7,210	17	6,961	17	249	4
Restructuring charge	489	1	871	2	(382)	(44)
Total operating expenses	$51,597	121%	$48,071	116%	$3,526	7%

	Nine Months Ended
	September 30,
	2017		2016		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$56,440	44%	$51,185	43%	$5,255	10%
Sales and marketing	73,293	58	76,914	64	(3,621)	(5)
General and administrative	21,238	17	22,774	19	(1,536)	(7)
Litigation settlement charge	1,143	1	—	—	1,143	—
Restructuring charge	489	0	871	1	(382)	(44)

Total operating expenses	$152,603	120%	$151,744	127%	$859	1%

Research and development expense increased $3.3 million, or 21%, in the three months ended September 30, 2017 compared to the corresponding period of 2016 primarily due to an increase in personnel costs of $2.0 million, facilities and infrastructure expense of $820,000, and outside professional services expense of $554,000. Stock-based compensation expense, part of personnel costs, increased by $1.2 million primarily because of higher expense associated with restricted stock unit grants and the stock-settled bonus plan, partially offset by lower stock option expense. The remainder of the increase in personnel costs was due primarily to increased headcount. Facilities and infrastructure expense increased due to an investment in our information technology (“IT”) infrastructure, particularly to address systems enhancement projects, and engineering-specific needs for equipment, software applications and other infrastructure. We incurred additional professional services expense to supplement our development work.

Research and development expense increased $5.3 million, or 10%, in the nine months ended September 30, 2017 compared to the corresponding period of 2016 primarily due to an increase in personnel costs of $3.1 million, facilities and infrastructure expense of $1.3 million, and professional services expense of $632,000. Stock-based compensation expense, part of personnel costs, increased by $1.9 million primarily because of higher expense associated with restricted stock unit grants and the stock-settled bonus plan, partially offset by lower stock option expense. The remainder of the increase in personnel costs was due primarily to increased headcount. Facilities and infrastructure expense increased due to an investment in our IT infrastructure, and engineering-specific needs for equipment, software applications and other infrastructure and costs to support the higher headcount. We incurred additional professional services expense to supplement our development work. Professional services expense increased as we continued to supplement our development work.

Sales and marketing expense increased $316,000, or 1%, in the three months ended September 30, 2017 compared to the corresponding period of 2016. Personnel costs increased by $316,000 compared to the corresponding period of the prior year due primarily to an increase in commissions expense. Marketing program spending increased by $367,000 due to higher spending on events. Facilities and infrastructure expense increased $225,000 as a result of an investment in our IT infrastructure, equipment and software costs, and rent. Outside professional services fees decreased $409,000 due to lower costs associated with contractors who supplemented our sales team, expense associated with security initiatives, and recruiting expense.

Sales and marketing expense decreased $3.6 million, or 5%, in the nine months ended September 30, 2017 compared to the corresponding period of 2016. Personnel costs decreased by $2.3 million. Within personnel costs, stock-based compensation expense and other payroll-related expense decreased $1.8 million and $525,000, respectively, in the nine months ended September 30, 2017 compared to the corresponding period of the prior year. A more measured approach to hiring and replacing personnel, which accounted for a decrease in headcount, but partially offset by higher commissions expense due to higher billings, was the primary reason for the other payroll-related expense decrease. The stock-based compensation expense decrease was driven primarily by lower expense associated with restricted stock unit grants, stock options, and ESPP. Outside professional services fees decreased $1.1 million due to lower costs associated with contractors who supplemented our sales team, expense associated with security initiatives, and recruiting expense. Travel-related expense decreased $835,000 due to lower sales headcount and continued cost control. These expense decreases were partially offset by a $479,000 increase in facilities and infrastructure expense due to an investment in our IT infrastructure, equipment and software costs, and rent.

General and administrative expense increased $249,000, or 4%, in the three months ended September 30, 2017 compared to the corresponding period of 2016 primarily due to a $302,000 increase in facilities and infrastructure expense and a $179,000 increase in professional services expense, partially offset by a $230,000 decrease in personnel costs. Facilities and infrastructure expense increased due to an investment in our IT infrastructure, company-wide training expense and software application expense. Outside professional services expense increased due to higher accounting fees resulting from efforts to implement the new revenue recognition standard, partially offset by lower litigation legal fees as the shareholder lawsuit settled. The decrease in personnel costs includes a decrease in stock-based compensation expense of $140,000, which was driven primarily by lower stock option expense due to terminations but partially offset by higher RSU expense.

General and administrative expense decreased $1.5 million, or 7%, in the nine months ended September 30, 2017 compared to the corresponding period of 2016 primarily due to a $1.8 million decrease in personnel costs. The decrease in personnel costs includes a decrease in stock-based compensation expense of $1.2 million, which was driven primarily by lower stock option grant expense due to terminations and stock-settled bonus expense but partially offset by higher RSU expense. Other personnel-related expense decreased $584,000 due to a decrease and change in mix of general and administrative headcount. Outside professional services expense decreased by $326,000 due to lower litigation legal fees as the shareholder lawsuit settled and lower recruiting fees, partially offset by higher accounting fees resulting from efforts to implement the new revenue recognition standard. Partially offsetting the decreases, facilities and infrastructure expense increased $480,000 due to an investment in our IT infrastructure, training, software application and other support expenses.

We recorded a litigation settlement charge of $1.1 million in the three months ended March 31, 2017 for the expense associated with the settlement of our shareholder litigation. The settlement received final court approval in the three months ended September 30, 2017.

We incurred a $489,000 restructuring charge in the three months ended September 30, 2017 due to a reduction in force, which was $382,000 lower than our restructuring charge in the same period of the prior year. The restructuring charges resulted from workforce reductions designed to align our spending with our expected growth rate.

Other Income (Expense)—Net

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Other income (expense)—net	$188	$19	$169	889%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Other income (expense)—net	$701	$184	$517	281%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $191,000 and $115,000 of interest income for the three months ended September 30, 2017 and 2016, respectively, and a $4,000 and $117,000 foreign currency loss for the three months ended September 30, 2017 and 2016, respectively. We recorded $507,000 and $320,000 of interest income for the nine months ended September 30, 2017 and 2016, respectively, and a $169,000 foreign currency gain and a $164,000 foreign currency loss for the nine months ended September 30, 2017 and 2016, respectively.

Income Tax Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Income tax expense	$358	$298	$60	20%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Income tax expense	$881	$672	$209	31%

Income tax expense was $358,000 and $298,000 in the three months ended September 30, 2017 and 2016, respectively, and $881,000 and $672,000 in the nine months ended September 30, 2017 and 2016, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$79,605	$54,043
Short term-investments	2,600	36,184
Total cash, cash equivalents and investments	$82,205	$90,227

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Net cash used in operating activities	$(7,365)	$(20,197)	$12,832	(64)%
Net cash provided by investing activities	28,575	6,985	21,590	309
Net cash provided by financing activities	$4,352	$4,061	$291	7%

At September 30, 2017, we had cash and cash equivalents of $79.6 million. Substantially all of our cash and cash equivalents are held in the United States. At September 30, 2017, we had short-term investments of $2.6 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of $18.5 million that expires in June 2018. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At September 30, 2017, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the nine months ended September 30, 2017, we used $7.4 million of cash for operating activities compared to a use of $20.2 million in the corresponding period of the prior year. We incurred a net loss of $48.4 million in the nine months ended September 30, 2017 compared to a net loss of $57.0 million in the corresponding period of 2016 as we had roughly flat operating expenses and increased our revenue by 8%. The net loss included non-cash charges of $29.2 million, primarily due to stock-based compensation and depreciation expense, compared to $29.7 million in the nine months ended September 30, 2016. Changes in operating assets and liabilities, as sources of cash, consisted of a $12.9 million increase in deferred revenue, a $2.4 million increase in accrued expenses and other long-term liabilities and a $1.2 million increase in accounts payable, that were partially offset by an increase in accounts receivable of $4.1 million.

In the nine months ended September 30, 2016, we used $20.2 million of cash for operating activities. We incurred a net loss of $57.0 million in the nine months ended September 30, 2016. The net loss included non-cash charges of $29.7 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, net of acquisitions, as sources of cash, consisted of a $970,000 decrease in accounts receivable and an $8.3 million increase in deferred revenue that were partially offset by changes in other working capital items of $2.2 million that used cash.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities. We expect to continue to purchase property and equipment in the near-term, but less significantly than in the nine months ended September 30, 2017, principally to support our India office expansion and software implementation and enhancement projects.

Cash provided by investing activities was $28.6 million for the nine months ended September 30, 2017 as compared to $7.0 million in the corresponding period of 2016. In the nine months ended September 30, 2017, we received $35.4 million from maturities of investment securities and invested $1.8 million in new investment securities, compared to the nine months ended September 30, 2016 where we received $70.7 million from maturities of our investments and invested $61.4 million in new investment securities. Cash paid for the purchase of property and equipment was $5.0 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. In the nine months ended September 30, 2017, we continued to upgrade our network and data centers and also had expenditures for a headquarters building and India office move. In the nine months ended September 30, 2016, we purchased equipment to upgrade and expand our data centers, IT network and engineering lab, and to outfit new office facilities.

Cash Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP.

In the nine months ended September 30, 2017, our financing activities provided $4.4 million of cash. We received $3.9 million from the exercise of stock options and $3.6 million from ESPP contributions. We used $3.1 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

In the nine months ended September 30, 2016, our financing activities provided $4.1 million of cash. We received $814,000 from the exercise of stock options and $3.2 million from ESPP contributions.

Off-Balance-Sheet Arrangements

Through September 30, 2017, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 14, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in the three months ending September 30, 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

We have incurred net losses each year since our inception, including net losses of $67.2 million, $84.5 million and $61.9 million in 2016, 2015 and 2014, respectively, and $48.4 million and $57.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, our accumulated deficit was $390.8 million. Our revenue growth has slowed over recent periods, and we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. Revenue growth has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

These risks are greater in the mobile IT market because our software is deployed on phones and tablets that run on different operating systems, and these multiple operating systems change frequently in response to consumer demand. As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only traditional PCs. We may experience technical design, engineering, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements on both of our technology platforms. As a result, we may not be successful in modifying our current solutions or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

Our product and business strategy is highly dependent on our existing and potential customers’ continued adoption of our solutions, features and functionality for not only mobile application and mobile content management, but also our newer products in cloud security (MobileIron Access), and desktop security (MobileIron Bridge). Slow adoption of customer-built mobile business applications would slow the need for and adoption of our platform for mobile application management and security because if customers are not deploying business apps other than email they may be content to continue using more basic MDM offerings and not see the value in our more advanced mobile application management and data security capabilities. Customers’ preference for mobile applications could also shift to browser-based applications that can run on any mobile device through a web browser, which would reduce the value of our mobile application containerization solution. In addition, operating system providers could act in ways that could harm our mobile content and apps product strategy. For example, Microsoft released Office 365 and is bundling certain mobile device management capabilities with Office 365 in an attempt to dissuade customers from using EMM solutions other than Microsoft. If this strategy succeeds, the value of our own mobile content management solution and the value of our ecosystem of collaboration and storage partners may diminish. If our product strategy around any of these features or new products fails or is not as successful as we hope for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including July 2016 and August 2017 restructurings to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

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

Security breaches and other disruptions of our information systems could significantly impair our operations, compromise our ability to conduct our business and deliver our products and services, and result in significant data losses, theft of our intellectual property, significant liability, damage to our reputation, and loss of current and future business.

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

We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September 30, 2017 and the years ended December 31, 2016, 2015 and 2014 54%, 53%, 50%, and 45% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2016, approximately 42% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through September 30, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in the three months ending September 30, 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 40% of the outstanding shares of our common stock as of September 30, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ending December 31, 2017, we continued to qualify as an “emerging growth company” as defined in the JOBS Act.

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

Sales of substantial amounts of our common stock in the public markets, or the perception that these sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of September 30, 2017, we have 96,048,823 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we did not repurchase any of the shares subject to repurchase.

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

Through of September 30, 2017, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of September 30, 2017, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Retention Bonus Agreement

On October 31, 2017 the Company entered into a Retention Bonus Agreement (the “Retention Agreement”) with Daniel Fields, Senior Vice President, Engineering and Chief Software Development Officer, in the aggregate amount of $300,000, provided that Mr. Fields remains employed with the Company through October 31, 2018. Pursuant to the Retention Agreement, Mr. Fields will receive an initial payment of $150,000 on November 15, 2017 and the remaining payment of $150,000 on April 30, 2018. Mr. Fields is required to repay all of the retention bonus if he resigns for any reason or is terminated for Cause (as defined in the Retention Agreement) before October 31, 2018. Mr Fields will be required to repay a pro-rated portion of the retention bonus if he is terminated without Cause or in the event of his death or disability before October 31, 2018.

The foregoing summary of the Retention Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the Retention Bonus Agreement, which is filed herewith as Exhibit 10.4.

Salary Change and Equity Award

On October 31, 2017, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved an increase in the annual base salary of Mr. Shawn Ayers, Interim Chief Financing Officer, to $275,000. The increase in annual base salary was effective as of November 1, 2017. On October 31, 2017, the Compensation Committee granted Mr. Ayers an award of 37,500 restricted stock units (the “CFO RSU Award”). 1/2 of the shares subject to the CFO RSU Award will vest and be issuable on each of May 20, 2018 and November 20, 2018, subject to Mr. Ayers’ continued service with the Company as of each vesting date. The CFO RSU Award is subject to the terms of the Company’s 2014 Equity Incentive Plan and applicable RSU award agreement.

Executive Employment Agreement

On November 1, 2017, the Company entered into an executive employment agreement with Mr. Biddiscombe (the “Employment Agreement”), effective October 16, 2017 Mr. Biddiscombe will be paid an annual base salary of $485,000 (the “Base Salary”). He will also be eligible to receive a performance bonus of up to 100% of his Base Salary based upon the attainment of the Company’s and his personal objectives and milestones as determined by the Company’s Board (the “Annual Bonus”). For the fiscal year ending December 31, 2017, the Annual Bonus will be pro-rated for the time he served as Chief Financial Officer at 45% of his base salary immediately prior to the effective daet of the Employment Agreement and 100% of his base salary as of the time he serves as Chief Executive Officer in 2017. Mr. Biddiscombe will be entitled to the standard benefits available to the Company’s employees generally, including health insurance.

In addition, the Compensation Committee granted Mr. Biddiscombe an award of 425,000 restricted stock units (the “CEO RSU Award”).  1/16 of the shares under the CEO RSU Award will vest and be issuable on each of the Company’s standard quarterly vesting dates commencing with February 20, 2018 (May 20, August 20, November 20 and February 20) subject to Mr. Biddiscombe’s continued service with the Company as of each vesting date. The CEO RSU Award will be subject to the terms of the Company’s 2014 Equity Incentive Plan and applicable RSU award agreement.

The Compensation Committee also granted Mr. Biddiscombe an option to purchase 100,000 shares of the Company’s Common Stock with an exercise price equal to the fair market value of a share of Common Stock on the date of grant (the “Option”). 1/48 of such shares will vest and become exercisable at the end of each one-month period measured from October 31, 2017, subject to Mr. Biddiscombe’s continued service with the Company as of each vesting date.  The Option is subject to the terms of the Company’s 2014 Equity Incentive Plan and applicable option agreement.

All of Mr. Biddiscombe’s other outstanding equity awards will continue to vest in accordance with their terms.

Mr. Biddiscombe is also eligible for certain severance and change in control benefits, as set forth in his Employment Agreement. If Mr. Biddiscombe is terminated for any reason, he shall receive (a) earned but unpaid Base Salary, (b) any Annual Bonus that is earned, but unpaid, (c) any accrued, but unpaid vacation, and (d) payment for unreimbursed business expenses. If Mr. Biddiscombe is involuntarily terminated as an employee without Cause or he resigns for Good Reason, unrelated to a Change In Control (as each term is defined in his Employment Agreement), he will be entitled to receive (a) cash severance in an amount equal to 12 months of his then-current Base Salary, less standard payroll deductions and withholdings, and a pro rata portion of his Annual Bonus, which shall be a minimum of 50% of his Base Salary, and (b) payment of (i) health insurance premiums pursuant to the Company’s group health insurance plans as provided pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) until the earlier of (y) 18 months after termination (the “COBRA Premium Period”), or (z) such time as he is eligible for health insurance coverage with a subsequent employer (the “Health Coverage”), or (ii) alternatively and in the Company’s sole discretion, a fully taxable cash amount equal to 150% of Mr. Biddiscombe’s applicable COBRA premiums for the applicable COBRA Premium Period. Additionally, if Mr. Biddiscombe is involuntarily terminated as an employee without Cause or he resigns for Good Reason, unrelated to a Change In Control, within the first year following the Start Date, then all RSU Awards and the Options will be 25% accelerated as set forth in the Employment Agreement.

In addition to the benefits set forth above, if Mr. Biddiscombe is involuntarily terminated without Cause or resigns for Good Reason, during a Change in Control  Period (as defined in his Employment Period), he will be entitled to receive (a) cash severance in an amount equal to 12 months of his then-current Base Salary, less standard payroll deductions and withholdings and 100% of his Annual Bonus, and (b) payment of (i) his COBRA premiums until the earlier of the COBRA Premium Period or such time as he is eligible for Health Coverage, or (ii) alternatively and in the Company’s sole discretion, a fully taxable cash amount equal to 150% of Mr. Biddiscombe’s applicable COBRA premiums for the applicable COBRA Premium Period, and (c) the full acceleration of all unvested equity awards then held by Mr. Biddiscombe as set forth in his Employment Agreement.

Furthermore, in the event that Mr. Biddiscombe’s employment with the Company terminates as a result of his death or Disability (as defined in his Employment Agreement), then Mr. Biddiscombe or his estate will be entitled to receive (a) a pro rata portion of his Annual Bonus, and (b) the full acceleration of all unvested equity awards then held by Mr. Biddiscombe as set forth in his Employment Agreement.

The foregoing summary of the Employment Agreement does not purport to be a complete description and is qualified in its entirety by reference to the complete text of the Employment Agreement which is filed herewith as Exhibit 10.3.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1	Lease Deed between MobileIron, Inc. and RMZ Ecoworld Infrastructure Private Limited, dated July 27, 2017					X
10.2	Offer Letter between the Company and Greg Randolph, dated October 29, 2017					X
10.3	Offer Letter between the Company and Simon Biddiscombe, dated November 2, 2017					X
10.4	Bonus Retention Agreement between the Company and Daniel Fields, dated October 31, 2017					X
10.5	Separation Agreement between the Company and Barry Mainz, dated October 31, 2017					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.
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

MOBILEIRON, INC.

By:	/s/ Simon Biddiscombe
Simon Biddiscombe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shawn Ayers
Shawn Ayers
Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: November 3, 2017