Form 10-K
period 2017-12-31
MOBILEIRON, INC.
filed 2018-03-12
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36471

MobileIron, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 East Middlefield Road

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

Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $370 million based on the number of shares held by non-affiliates as of June 30, 2017 and based on the closing sale price of the registrant's common stock as reported on the NASDAQ Stock Market on June 30, 2017 of $6.05 per share. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 100,560,616 as of March 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

		Page No.

	PART I

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	38
Item 4.	Mine and Safety Disclosures	38

	PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	41
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	98

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	99
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accountant Fees and Services	99

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	100
	Exhibit Index	101
	Signatures	106

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

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject.  These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.  These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

\

Item 1. Business

Overview

Mobile and cloud computing are the catalysts for modern work. Mobile lets employees make better decisions and take faster actions because the information and tools they need to do their jobs are always available. Cloud lets developers build innovative services quickly and lets employees start using them easily.

Modern work requires a new security model, however, because both mobile and cloud operate outside the traditional network perimeter. Data no longer resides behind the firewall on locked-down PCs and servers, and so it cannot be secured by firewall-based solutions. Instead, data is spread across an information fabric that spans a wide variety of modern endpoints and cloud services. Modern endpoints are computing devices that run operating systems such as Android, iOS, macOS or Windows 10. While they can be desktops, they are increasingly portable, like smartphones, tablets, laptops, and wearables. Cloud services are SaaS applications such as Box, Concur, Google G Suite, Microsoft Office 365, Salesforce, ServiceNow, Tableau, and Workday, as well as custom applications built on infrastructure such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure.

CIOs face the challenge of giving employees the ability to use the cloud services and endpoints they want without compromising either user experience or data security. To pass a security audit, IT will need to maintain control of company data. This means deleting data if an endpoint is lost, stopping data from being shared with consumer apps, and stopping data from ending up on endpoints that are not secure. But it is not enough to do this for just one cloud service or one type of endpoint. IT will need to do this across the wide range of technologies their users choose.

We believe that every modern endpoint, whether a smartphone, tablet, laptop, desktop, wearable or IoT device with access to enterprise data, will require a solution like MobileIron’s to secure that data. MobileIron provides a government-grade security platform to protect business data all the way from the cloud to the endpoint. The MobileIron platform combines cloud security, unified endpoint management (UEM), secure connectivity, and threat intelligence into an integrated solution designed to deliver enterprise services to users with a seamless experience that does not compromise data security.

Our platform establishes an adaptive data perimeter outside the firewall to ensure that only trusted users using trusted apps on trusted endpoints can access business information. A trusted user is one who is authorized to access certain business data. Trusted apps and endpoints are those that can then maintain the security of that data. Our cross-stack architecture (multi-cloud, multi-app, multi-OS, multi-identity) allows customers to tap into the innovation of best-of-breed cloud services and modern endpoints while still leveraging their existing infrastructure investments in identity management and network security. Our platform and products protect the customer from being locked into a single-vendor computing stack.

Customers use MobileIron to:

1.	Establish a trusted workspace on the endpoint that includes the applications, connectivity, and seamless authentication users need to be productive.
2.	Separate business data from personal data both on the endpoint and across the network to prevent the loss of business data and to preserve the privacy of personal data.
3.	Block untrusted endpoints and apps from accessing business cloud services so that they cannot move business data outside the company’s control.
4.	Detect and remediate zero-day security threats to protect against new vulnerabilities and attacks.

Our customers can deploy MobileIron as either a cloud service or on-premises software. They can choose subscription or perpetual licensing. We primarily target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our business model is based on winning new customers, growing existing customers through seat expansion and product upsell, and renewing subscriptions and software support agreements. Our channel partners include distributors, resellers, service providers and system integrators. Our revenue grew to $176.5 million in 2017 and we have experienced rapid growth in our customer base, having sold our platform to over 16,000 cumulative customers since 2009. In 2017, we generated over two-thirds of our gross billings from recurring sources (subscriptions and software support agreements). No single end-user customer accounted for more than 5% of our total revenue in 2017. One reseller, AT&T, Inc., accounted for 15% of our revenue in 2017.

Our Product Architecture

The MobileIron product platform has four components:

•

Policy engine: This is the central console for MobileIron, through which the administrator defines security policies, distributes and configures business services like email, applications, and connectivity, and assigns those policies and services to the appropriate users and endpoints. MobileIron can be deployed as either a cloud service (MobileIron Cloud) or on-premises software (MobileIron Core). MobileIron Bridge adds the capability to apply legacy Windows management policies to modern Windows 10 endpoints. MobileIron ServiceConnect extends the policy engine through a set of APIs that enable other security and infrastructure solutions to either pull data from MobileIron or trigger actions in MobileIron.

•

Adaptive access: MobileIron Access blocks untrusted devices and apps from accessing cloud services, based on security posture and compliance. Access also provides single sign-on (SSO) across applications on the device so that users do not have to enter their passwords. In addition, MobileIron Tunnel provides secure connectivity through per-app VPN to connect applications to back-end services.

•

Secure applications: MobileIron provides a set of secure applications for end-user productivity. These include Apps@Work (enterprise app store), Docs@Work (secure content), Email+ (secure email and PIM), Help@Work (troubleshooting), and Web@Work (secure browsing). In addition, MobileIron AppConnect is an SDK and wrapper that third-party developers can integrate into their applications to provide a higher level of security through additional encryption and advanced security controls.

•

Threat intelligence: MobileIron Threat Defense uses machine learning-based analysis to identify zero-day threats on the device, within client apps, and across the network. It then triggers the appropriate security response, from notification to deletion of data.

Our Competitive Strengths

Customers buy the MobileIron solution when data security is a priority. Our strengths are:

•

Government-grade security: We protect data on the device and across the network and enforce secure access to back-end business services. This end-to-end approach simplifies the deployment of security policies for our customers. We were the first company to receive Common Criteria certification against Version 2.0 of the Protection Profile for Mobile Device Management. Common Criteria is an internationally recognized set of guidelines (ISO/IEC 15408) used by governments, banks and other organizations to assess the security capabilities of technology products. We have been positioned in the Leaders Quadrant of the Gartner Magic Quadrant for Enterprise Mobility Management Suites seven years in a row [1] because of our strength in modern security. We have been granted 65 patents in our solution category as of December 31, 2017, which we believe is more than any of our competitors.

•

Cross-stack architecture: We have extensive support for Android, iOS, macOS, and Windows 10 endpoints. Our standards-based, adaptive access architecture allows us to protect cloud services across vendors such as Box, Concur, Google G Suite, Microsoft Office 365, Salesforce, ServiceNow, Tableau, and Workday. Our cross-stack architecture lets our customers securely deploy best-of-breed cloud services and endpoints.

•

Global customer support organization.  The capability and quality of our solution combined with the strength of our global customer support organization has been a competitive differentiator. In 2017, we received the Service Capability & Performance (SCP) Standards certification for our customer support operations.

•

Platform extensibility and ecosystem breadth. We provide extensive product support for the operating system ecosystem (Apple, Google and Microsoft) with zero-day compatibility for new releases. Our AppConnect technology allows customers and independent software vendors (ISVs) to build applications that can be secured by MobileIron. Our ServiceConnect technology allows customers to deploy integrated workflows between MobileIron and their existing security and infrastructure solutions. We believe that our best-of-breed ecosystem is a competitive advantage over the single-stack lock-in of some of our competitors. As of December 31, 2017, our ecosystem had over 1,500 registered developers. Of those registered developers, the top 210 ISVs that we track had released over 350 technology integrations.

1  *Gartner "Magic Quadrant for Enterprise Mobility Management Suites" by Rob Smith, Bryan Taylor, Manjunath Bhat, Chris Silva, Terrence Cosgrove, June 6, 2017.

Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner's research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

Customers

Our customers include leading enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single industry verticals accounted for more than 20% of our gross billings in the three year period ended 2017. Medium to large enterprises accounted for a majority of our gross billings. We have sold our products to over 16,000 customers globally, including more than 500 companies on the Forbes Global 2000 Leading Companies list, as of December 31, 2017. Our channel partners include resellers, service providers and system integrators. We recognized 46%, 47% and 50% of total revenue from customers with a billing address in the United States in 2017, 2016 and 2015, respectively. We recognized 12% and 13% of total revenue from customers with a billing address in Germany in 2017 and 2016, respectively. No other country exceeded 10% of the total revenue in 2015. AT&T, Inc., as a reseller, accounted for approximately 14%, 15% and 16% of our total revenue in 2017, 2016 and 2015, respectively. No end user of our products accounted for more than 5% of our total revenue in 2017,  2016 or 2015.

Backlog

As is typical in the software industry, we expect a significant portion of our software license orders to be received in the last month of each quarter. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our total revenue and is not necessarily indicative of future revenue in any given period.

Sales and Marketing

We sell the substantial majority of our products through indirect sales channels and, as a result, maintain a sales force that works closely with our channel partners to develop sales opportunities. We have an outside salesforce focused on large organizations and an inside salesforce focused on mid-sized organizations. Our channel team works with our service providers to address small to mid-sized organizations. Our marketing team focuses on driving customer demand, building brand reputation, expanding market awareness, and enabling our internal and extended (channel) sales teams.

Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support and the technical training of our channel partners. Our sales organization has strong alignment with our customer success organization. Our sales cycle ranges from a few weeks for small businesses to many months for large enterprises.

We work with mobile and security focused channel partners to sell our platform to customers. We focus on building in-depth relationships with a number of solutions-oriented partners that have strong industry expertise. These channel partners include both traditional IT resellers as well as service providers. We operate a formal accreditation program for the sales and technical professionals of our channel partners.

Research and Development

We have invested significant time and financial resources in the development of our platform and believe that continued research and development is critical to our ongoing success. Research and development investments drive innovation and keep pace with the rapidly evolving mobile and cloud ecosystem. We believe that innovation and timely development of new features and products are essential to meeting the needs of our customers and channel partners and improving our competitive position.

Research and development expense totaled $75.4 million, $67.4 million and $61.9 million in 2017,  2016 and 2015, respectively. We plan to continue to significantly invest in resources to conduct our research and development efforts.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the devices, operating systems, applications and technology landscape result in evolving customer requirements.

Our competitors fall into two primary categories:

•	diversified technology companies such as Microsoft, VMware, and IBM; and
•	mobile specialists such as BlackBerry.

The principal competitive factors in our market include:

•	product features, reliability, performance and effectiveness;
•	price and total cost of ownership;
•	depth of customer relationships;
•	product extensibility and ability to integrate with other technology infrastructures;
•	flexibility between cloud and on-premise deployment;
•	mobile IT expertise and focus;
•	channel depth and breadth;
•	strength of sales and marketing efforts;
•	brand awareness and reputation; and
•	focus on customer service and success.

We believe we compare favorably with our competitors on the basis of these factors. However, many of our competitors have substantially greater financial and technical resources, stronger name recognition, larger sales and marketing budgets, broader distribution and more entrenched relationships. Some of them embed their competitive solutions into broader software and services bundles. For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States. We actively seek patent protection covering inventions originating from the Company and acquire patents we believe may be useful or relevant to our business. As of December 31, 2017, we owned 65 patents worldwide covering various innovations of our modern unified endpoint management (UEM) technology.

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

Employees

As of December 31, 2017, we had 884 full-time employees, 374 of whom were primarily engaged in research and development, 272 of whom were primarily engaged in sales and marketing, 135 of whom were primarily engaged in customer success and 103 of whom were primarily engaged in administration and finance. 414 of these employees were located outside of the United States. None of our United States employees are represented by a labor organization or are party to any collective bargaining arrangement. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have never had a work stoppage, and we consider our relationship with our employees to be good.

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

Revenue by geographic region based on the billing address was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenue
United States	$81,335	$77,039	$74,235
International	95,156	86,887	75,063
Total	$176,491	$163,926	$149,298

$2.7 million and $1.3 million, or 30% and 24%, as of December 31, 2017 and 2016, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Facilities

Our principal executive offices are located in Mountain View, California and include two buildings totaling approximately 78,000 square feet under leases expiring from June 2020 to May 2023. We have additional office locations in the United States and in various international locations, including offices in the United Kingdom, Netherlands, Germany, Japan, Singapore and India.

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2017, we have not received any material written claim for indemnification.

Corporate Information

Our principal executive offices are located at 401 East Middlefield Road, Mountain View, CA 94043, and our telephone number is (650) 919-8100. Our website is www.mobileiron.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

—	retain and expand our customer base on a cost-effective basis;
—	increase revenues from existing customers as they add users or devices;
—	increase revenues from existing customers as they purchase additional solutions;
—	successfully compete in our markets;
—	continue to add features and functionality to our solutions to meet customer demand;
—	gain market traction with our MobileIron cloud platform and our more recently introduced products and services such as MobileIron Access and MobileIron Threat Defense;
—	continue to invest in research and development and bring new products to market;
—	scale our engineering and internal business operations in an efficient and cost-effective manner;
—	scale our global Customer Success organization to make our customers successful in their mobile IT deployments;
—	continue to expand our solutions across mobile and modern operating systems and device platforms;
—	hire, integrate and retain professional and technical talent;
—	make our service provider partners successful in their deployments of our solutions and technology;
—	successfully expand our business domestically and internationally; and
—	successfully protect our intellectual property and defend against intellectual property infringement claims.

We have had net losses each year since our inception and may not achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, including net losses of $56.3 million, $67.2 million and $84.5 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, our accumulated deficit was $398.7 million. Our revenue growth rate from 2016 to 2017 slowed compared to the revenue growth rate from 2015 to 2016, and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

—	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;

—	changes in pricing due to competitive pricing pressure or other factors;

—	reductions and reprioritizations in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;

—	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license versus a subscription or monthly recurring contract, or MRC, basis[1];

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

1In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Under the MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year and other term subscriptions, MRC is not reflected in deferred revenue.

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

In order to increase our revenues we must continually grow our customer base and increase the depth and breadth of the deployments of our solutions with our existing customers. While customers may initially purchase a relatively modest number of licenses, it is important to our revenue growth that they later expand the use of our software on substantially more devices or for more users throughout their business. We also need to upsell—to sell additional solutions—to the same customers. Our strategy also depends on our existing customers renewing their software support or subscription agreements with us. Because of the number of participants, consolidation in the mobile IT market and competing priorities within  customers’ IT budgets, customers may delay making initial purchase orders or expanding orders as they take into account the evolving mobile IT landscape. Also, if we do not successfully develop and market new solutions, features and functionality that meet our customers’ needs, they may not place upsell orders or expand orders. The rate at which our customers purchase additional solutions depends on a number of factors, including the relative prioritization of the IT budget allocated to mobile projects versus other IT projects, perceived need for additional solutions, features or functionality, the reliability of our solutions and other competitive factors, such as pricing and competitors’ offerings. If our efforts to sell additional licenses to our customers and to upsell additional solutions to our customers are not successful, our business may suffer. In addition, we have entered into enterprise license arrangements with certain large customers under which they pay an amount up front and in turn can deploy an unlimited number of devices in a certain period, thereby lowering potential future additional orders from those customers.

Further, existing customers that purchase our solutions have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and given our limited operating history, we are unable to accurately predict our customer expansion or renewal rates. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets, the pricing and breadth of our solutions compared with the solutions offered by our competitors, and the impact of our competitors’ selling enterprise mobility management or mobile security as a component of a broader suite,  any of which may cause our revenue to grow more slowly than expected, if at all. Competition from larger companies has in the past and may in the future lengthen the renewal process and require us to recompete for renewal business.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Blackberry, Citrix, IBM, Microsoft and VMware. A number of our historical competitors have been purchased by large corporations. For example, AirWatch was acquired by VMware and Good Technology was acquired by Blackberry. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Because these competitors possess greater resources, they may be able to adapt more quickly to new technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions, purchase companies or new technologies, initiate or withstand substantial price competition, and/or develop and expand their products and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from including us in competitive bidding processes, evaluating and/or purchasing our solutions. They have done this in the past, and may in the future do this, by selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to evaluate our solutions or work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

We expect competition to intensify in the future as new and existing competitors introduce new solutions into our market. In addition, some of our competitors have entered into partnerships or other strategic relationships or purchased companies to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. This competition has resulted in the past and could in the future result in increased pressure on pricing and renewals, increased sales and marketing expenses, or harm to our market share, any of which could harm our business. Competitors’ offerings may in the future have better performance or features, lower prices and/or broader acceptance than our solutions. Competitors’ products could also include new technologies, which could render our existing solutions obsolete or less attractive to customers, or be bundled with legacy enterprise security and management products as a “one-stop-shop” offering, which certain customers with large installed bases of those legacy products may prefer. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions, our business, operating results and financial condition could be materially and adversely affected.

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

We have invested in MobileIron Access and MobileIron Threat Defense but have not yet gained substantial market traction. Should our MobileIron Access or MobileIron Threat Defense fail to achieve substantial market traction, we would lose the value of our investment and our business and operating results may be harmed.

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

These risks are greater in the mobile IT market because our software is deployed on endpoints (E.g., phones, tablets or laptops) that run on different operating systems, and these multiple operating systems change frequently in response to consumer demand. As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only traditional PCs. We may experience technical design, engineering, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements on both of our technology platforms. As a result, we may not be successful in modifying our current solutions or introducing new ones in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

Finally, all of our additional solutions require customers to use our MobileIron platform, whether deployed on-premise or through our cloud service. As such, virtually all of our revenue depends on the continued adoption and use of our MobileIron platform. If customers and prospective customers decided to stop using or purchasing the MobileIron platform, our product strategy and business would be harmed.

An increasing portion of our sales has been generated from subscription licenses, which involves certain risks.

An increasing portion of our sales has been generated from subscription licenses. This mix shift towards subscription licensing, and differing revenue recognition patterns between the different types of subscriptions that we offer under the new revenue accounting guidelines, present a number of risks to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement as compared to sales of perpetual licenses, which are recognized up-front at the time of delivery. Under the new revenue accounting guidelines, a portion of subscriptions to on-premises software will be recognized up-front, while the remainder of the subscription will be recognized over the subscription term. That revenue recognition pattern is different from subscriptions to cloud offerings, for which all revenue will be recognized ratably over the term of the subscription. MRC revenue, which is currently included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. We receive no revenue or billings on MRC at the time the deal is booked. As a result, even if customer demand increases, our revenues will not increase at the same rate as in prior periods, or may decline. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle, which negatively affects our cash flow. In addition, under an

MRC billing model, the service provider typically has the contractual and business relationship with the customer, and thus we typically depend more heavily on the service provider partner for both customer acquisition and support under this billing model. To the extent that service providers bundle our solution with their offerings and price aggressively, it could result in an increase in MRC billings. We have in the past may in the future attempt to mitigate these risks by converting service providers or customers from MRC to perpetual or other licensing arrangements, which may reduce the long term value of the customer relationship.

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

Our product and business strategy is highly dependent on current and future customers continuing to adopt our solutions, features, and functionality, including expanding to newer products, such as MobileIron Access and MobileIron Threat Defense, and migrating to MobileIron Cloud. Slow adoption by enterprises of mobile business applications may slow the adoption of our platform, because customers who are not deploying business apps other than email may not see value in our more advanced application security and management capabilities. If customers shift from client-side apps to web apps as the preferred interface for end-users, it would reduce the value of our security solution because less confidential data would reside on the endpoint. Operating system providers and larger software companies could harm our strategy by creating competitive solutions and/or bundling those solutions in a broader portfolio of products. For example, Microsoft bundled certain enterprise mobility management capabilities into Microsoft 365 in an attempt to dissuade customers from using solutions like MobileIron. If our product strategy is not successful for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including 2016 and 2017 restructurings to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

A security breach of our cloud service infrastructure or a disruption of our cloud service availability for any reason could result in liabilities, lost business and reputational harm.

In connection with providing our cloud service to customers, we obtain access to certain data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of certain indemnity obligations to our cloud service customers, settling or defending claims made against us, or complying with specific laws or regulations such as breach notification requirements.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently. In addition, they generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage sensitive data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or Internet connectivity services. If we sustain disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

Defects in our solutions could harm our business, including as a result of customer dissatisfaction, data breaches or other disruption, and subject us to substantial liability.

Because the mobile IT market involves multiple operating platforms, we provide frequent incremental releases of solution updates and functional enhancements. Such new versions frequently contain undetected errors when first introduced or released. We have found defects in new releases of our solutions, and new errors in our existing solutions may be detected in the future. Defects in our solutions may also result in vulnerability to security attacks, which could result in claims by customers and users for losses that they sustain.

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

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Our insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and we rely on distributors, resellers, system vendors, and system integrators to sell our products and services. Thus our business operations also depend, in part, on their cybersecurity measures. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the privacy of personal information, regulatory penalties, could disrupt our operations and the solutions we provide to customers, could compromise our ability to protect our intellectual property rights, and could damage our reputation, which could adversely affect our business, financial condition, and operating results.

We depend and rely upon technologies from third parties to operate our products, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.

We rely on applications from third parties in order to operate critical functions of our products. If these services become unavailable due to extended outages, interruptions, errors or defects or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition, and growth prospects.

Our software is complex, and therefore, undetected errors, failures or bugs  may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our software and harm our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our software could impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.

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

The prices of our solutions may decrease or we may change our licensing and subscription programs, renewal programs or bundling arrangements, which may reduce our revenue and adversely impact our financial results.

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

We continually re-evaluate our licensing and subscription programs and renewal programs, including specific license and subscription models and terms and conditions. We have in the past implemented, and could in the future implement, new licensing and subscription programs, renewal programs or bundling arrangements, including promotional programs or specified enhancements to our current and future solutions, enterprise licensing arrangements, discounted pricing and/or conversion of service providers or customers from one billing model to another. Such billing model, renewal programs or licensing and subscription arrangement changes may result in delayed revenue recognition.

Our ability to sell our solutions is highly dependent on the quality of our support, which is made complex by the requirements of mobile IT. Our failure to deliver high quality support would have a material adverse effect on our sales and results of operations.

Once our solutions are deployed, our customers depend on our support organization or that of our channel partners to resolve any issues relating to our solutions. Our failure to provide effective support has in the past, and could in the future, adversely affect our ability to sell our solutions or increase the number of licenses sold to existing customers. Our customer support is especially critical because the mobile IT market requires relatively frequent software releases. Mobile IT requires a complex set of features, functionality and controls, which makes support critical and difficult. In addition, we target companies on the Forbes Global 2000 Leading Companies list, many of whom have complex networks and require higher levels of support than smaller customers. As customers deploy more licenses and purchase a broader array of our solutions, the complexity and difficulty of our support obligations increase. If we fail to meet the requirements of the larger customers, it may be more difficult to increase our deployments either within our existing Forbes Global 2000 Leading Companies list or other customers or with new Forbes Global 2000 Leading Companies list customers. We face additional challenges in supporting our non-U.S. customers, including the employment and retention of qualified support personnel and the need to rely on channel partners to provide support.

We rely substantially on channel partners for the sale and distribution of our solutions and, in some instances, for the support of our solutions. A loss of certain channel partners, a decrease in revenues from certain of these channel partners or any failure in our channel strategy could adversely affect our business.

A substantial portion of our sales are through channel partners – either telecommunications carriers, which we call service providers, or other resellers – and thus we depend on our channel partners and on our channel partner strategy for the vast majority of our revenue. Our international resellers often enter into agreements directly with our mutual customers to host our software and provide other value-added services, such as IT administration.

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host our software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 14% of our total revenue for the year ended December 31, 2017.

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

In addition, we have sold and will sell directly to end-user customers, which may adversely affect our relationship with our channel partners.

Our sales cycles for large enterprises are often long, unpredictable and expensive. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the business value of our solutions. Many of our large customers have very complex IT systems, mobile environments and data privacy and security requirements. Accordingly, many of these customers undertake a significant evaluation process, which frequently involves not only our solutions, but also those of our competitors, and has resulted in lengthy sales cycles. We spend substantial time, money and effort on our sales activities without any assurance that our efforts will produce any sales. In addition, purchases of our solutions are frequently subject to budget constraints, multiple purchase approvals, lengthy contract negotiations and unplanned administrative, processing and other delays. Moreover, the evolving nature of the mobile IT market may lead prospective customers to postpone their purchasing decisions pending adoption of technology by others or pending potential consolidation in the market, and may require evaluation of our product my multiple functions within their company. As a result of our lengthy sales cycle, it is difficult to predict whether and when a sale will be completed, and our operating results may vary significantly from quarter to quarter. Even if sales are completed, the revenues we receive from these customers may not be sufficient to offset our upfront investments.

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

The European Union data protection law, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018, is wide-ranging in scope. To adapt to these new requirements, we are investing resources necessary to enhance our policies and controls across our business units, products and services relating to how we collect and use personal data relating to customers, distributors, resellers, personnel and suppliers. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic suppliers. Failure to comply may lead to fines of up to €20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our products and services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we and our customers do business.  If we do not adapt to such changes in the laws or regulations, our business and reputation could be harmed.

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

If our solutions do not interoperate with our customers’ IT infrastructures, sales of our solutions could be negatively affected.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We continued to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting for the year ended December 31, 2017. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes. Moreover, the new revenue recognition guidance, Topic 606 – Revenue from Contracts with Customers, requires more judgment than did the prior guidance.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

We have in the past and may in the future acquire intangible assets. Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and the quarterly amortization expense is increased or decreased. Any impairment charges or changes to estimated amortization periods could have a material adverse effect on our financial results.

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

We derive a significant portion of our revenues from customers outside the United States. For the years ended December 31, 2017, 2016 and 2015, 54%, 53%, and 50% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2017, approximately 47% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through December 31, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint sought, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer named the underwriters or investors as defendants. On August 8, 2016 the Company filed a demurrer to the corrected consolidated complaint. The court overruled the demurrer on October 4, 2016.

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 42% of the outstanding shares of our common stock as of December 31, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ended December 31, 2017, we continued to qualify as an “emerging growth company” as defined in the JOBS Act.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December 31, 2017, we have 97,203,950 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

In February 2016, our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. For 2016, we implemented two stock-settled bonus plans, one for executives and one for non-executives, which resulted in the issuance of 1,010,550 shares of common stock in the first quarter of 2017. On June 14, 2017, our shareholders approved in a proxy vote the amendment and restatement of our 2014 Employee Stock Purchase Plan, or ESPP, to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. In February of 2018, we issued 1,220,822 shares of common stock under our 2017 executive and non-executive stock-settled bonus plans. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Certain provisions in our charter documents and Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our common stock.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We are required to implement this guidance in the first quarter of our fiscal year 2018. The most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term, potentially making revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms. Any difficulties in implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, to adopt the new standard we had to implement a new revenue recognition module in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. That increased spending will continue through at least our first quarter of 2018 and will likely increase our audit fees on an ongoing basis thereafter.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Mountain View, California and include three buildings totaling approximately 78,000 square feet under leases expiring from June 2020 to May 2023. We have additional office locations in the United States and in various international locations, including offices in the United Kingdom, Germany, Netherlands, Japan, Singapore and India.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuance of Common Stock and Use of Proceeds

In June 2014, we closed our initial public offering, or IPO, in which we sold 12,777,777 shares of common stock at a price to the public of $9.00 per share. We raised approximately $102.9 million in net proceeds from the offering after deducting underwriting discounts and commissions of approximately $8.0 million and other offering expenses of approximately $4.1 million.

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

Price Range for our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

	High	Low
Fiscal 2017 Quarters:
Fourth Fiscal Quarter	$4.30	$3.20
Third Fiscal Quarter	$6.55	$3.45
Second Fiscal Quarter	$6.78	$4.20
First Fiscal Quarter	$5.00	$3.70
Fiscal 2016 Quarters:
Fourth Fiscal Quarter	$4.50	$2.60
Third Fiscal Quarter	$3.69	$2.56
Second Fiscal Quarter	$4.78	$2.78
First Fiscal Quarter	$4.55	$3.01

Holders of Record and Dividends

As of March 7, 2018, there were 41 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative total return attained by stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index (^IXIC) and NASDAQ Computer Index (^IXCO). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 12, 2014 to December 31, 2017.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

MobileIron, Inc. Comparison of Total Return Performance

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
06/12/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
MobileIron, Inc.
Nasdaq Computer Index
Nasdaq Composite Index

	Base Period
Company/Index	6/12/14	12/31/14	12/31/15	12/31/16	12/31/17
MobileIron, Inc.	$100.00	$99.60	$36.10	$37.50	$39.00
Nasdaq Computer Index	100.00	111.55	118.49	133.03	184.60
Nasdaq Composite Index	100.00	109.55	115.83	124.52	159.69

Unregistered Sales of Equity Securities

In the year ended December 31, 2017, we did not repurchase any shares subject to repurchase.

The majority of restricted stock units are subject to vesting. The underlying shares of common stock are issued when the restricted stock units vest. The majority of participants choose to participate in broker-assisted automatic sales program to satisfy their applicable tax withholding requirements. We do not treat the shares sold pursuant to this automatic sales program as common stock repurchases (see Note 10 to the Consolidated Financial Statements).

We withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the company for tax withholding) for our stock-settled bonus programs (the 2016 Executive Bonus Plan and 2016 Non-executive Bonus Plan). The following table provides a summary of the purchase activity upon the employee vesting and release of shares under the stock-settled bonus programs to satisfy tax withholding obligations in 2017:

	Total number of	Average price paid
Period	shares repurchased	per share
February 1, 2017 through February 28, 2017	677,547	$4.65
Total shares repurchased	677,547	$4.65

These purchases represent shares cancelled when surrendered in lieu of cash payments for tax obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

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

The statement of operations data for 2017, 2016, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statement of operations data for 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Revenue
Perpetual license	$41,165	$45,775	$53,512	$66,816	$69,810
Subscription	70,470	61,357	48,080	30,227	15,085
Software support and services	64,856	56,794	47,706	35,252	20,679
Total revenue	176,491	163,926	149,298	132,295	105,574
Cost of revenue
Perpetual license	1,869	2,658	2,881	4,448	3,327
Subscription	8,626	8,297	7,181	5,719	3,684
Software support and services	19,731	19,412	18,115	13,868	9,489
Restructuring charge	311	181	—	—	—
Total cost of revenue(1)	30,537	30,548	28,177	24,035	16,500
Gross profit	145,954	133,378	121,121	108,260	89,074
Operating expenses
Research and development(1)	75,350	67,398	61,871	46,278	36,400
Sales and marketing(1)	96,477	101,757	105,520	99,870	68,309
General and administrative(1)	28,091	29,695	36,037	22,400	12,081
Litigation settlement charge	1,143	—	—	—	—
Restructuring charge	1,038	871	1,049	—	—
Amortization of intangible assets	—	—	—	782	208
Impairment of in-process research and development	—	—	—	—	3,925
Total operating expenses	202,099	199,721	204,477	169,330	120,923
Operating loss	(56,145)	(66,343)	(83,356)	(61,070)	(31,849)
Other income (expense) - net	988	145	(274)	(302)	(396)
Loss before income taxes	(55,157)	(66,198)	(83,630)	(61,372)	(32,245)
Income tax expense	1,142	982	852	517	252
Net loss	$(56,299)	$(67,180)	$(84,482)	$(61,889)	$(32,497)
Net loss per share, basic and diluted	$(0.60)	$(0.78)	$(1.07)	$(1.30)	$(3.27)
Weighted-average shares used to compute net loss per share, basic and diluted	93,770	85,845	78,755	47,517	9,953

(1)	Amounts include stock-based compensation expense as follows:
(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)	(10)	(11)	(12)	(13)	(14)	(15)	(16)	(17)
		Year ended December 31,
(in thousands)		2017			2016			2015			2014			2013
Stock-Based Compensation Expense:
Cost of revenue			$3,772			$3,043			$2,774			$1,353			$327
Research and development			14,520			11,728			10,607			5,980			5,238
Sales and marketing			8,659			10,474			9,508			5,930			1,893
General and administrative			6,780			9,144			5,902			3,363			931
Total stock-based compensation expense			$33,731			$34,389			$28,791			$16,626			$8,389

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$85,833	$54,043	$47,234	$104,287	$73,573
Short-term and long-term investments	$6,797	$36,184	$51,670	$36,089	$—
Working capital	$35,480	$49,585	$66,568	$90,448	$49,054
Total assets	$162,597	$153,106	$161,114	$191,842	$111,259
Total deferred revenue	$112,501	$88,076	$69,875	$54,174	$40,751
Short-term borrowings	$—	$—	$—	$—	$4,300
Convertible preferred stock	$—	$—	$—	$—	$160,259
Accumulated deficit	$(398,684)	$(342,385)	$(275,205)	$(190,723)	$(128,834)
Total stockholders' equity (deficit)	$21,851	$40,817	$68,139	$115,094	$(109,825)

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

Mobile and cloud computing are the catalysts for modern work. Mobile lets employees make better decisions and take faster actions because the information and tools they need to do their jobs are always available. Cloud lets developers build innovative services quickly and lets employees start using them easily.

Modern work requires a new security model, however, because both mobile and cloud operate outside the traditional network perimeter. Data no longer resides behind the firewall on locked-down PCs and servers, and so it cannot be secured by firewall-based solutions. Instead, data is spread across an information fabric that spans a wide variety of modern endpoints and cloud services. Modern endpoints are computing devices that run Android, iOS, macOS or Windows 10. While they can be desktops, they are increasingly portable, like smartphones, tablets, laptops, and wearables. Cloud services are SaaS applications such as Box, Concur, Google G Suite, Microsoft Office 365, Salesforce, ServiceNow, Tableau, and Workday, as well as custom applications built on infrastructure such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure.

CIOs face the challenge of giving employees the ability to use the cloud services and endpoints they want without compromising either user experience or data security. To pass a security audit, IT will need to maintain control of company data. This means deleting data if an endpoint is lost, stopping data from being shared with consumer apps, and stopping data from ending up on endpoints that are not secure. But it is not enough to do this for just one cloud service or one type of endpoint. IT will need to do this across the wide range of technologies their users choose.

We believe that every modern endpoint, whether a smartphone, tablet, laptop, desktop, wearable or IoT device with access to enterprise data, will require a solution like MobileIron’s to secure that data.  MobileIron provides a government-grade security platform to protect business data all the way from the cloud to the endpoint. The MobileIron platform combines cloud security, unified endpoint management (UEM), secure connectivity, and threat intelligence into an integrated solution designed to deliver enterprise services to users with a seamless experience that does not compromise data security.

Our platform establishes an adaptive data perimeter outside the firewall to ensure that only trusted users using trusted apps on trusted endpoints can access business information. A trusted user is one who is authorized to access certain business data. Trusted apps and endpoints are those that can then maintain the security of that data. Our cross-stack architecture (multi-cloud, multi-app, multi-OS, multi-identity) allows customers to tap into the innovation of best-of-breed cloud services and modern endpoints while still leveraging their existing infrastructure investments in identity management and network security. Our platform and products protect the customer from being locked into a single-vendor computing stack.

Customers use MobileIron to:

1.	Establish a trusted workspace on the endpoint that includes the applications, connectivity, and seamless authentication users need to be productive.
2.	Separate business data from personal data both on the endpoint and across the network to prevent the loss of business data and to preserve the privacy of personal data.
3.	Block untrusted endpoints and apps from accessing business cloud services so that they cannot move business data outside the company’s control.
4.	Detect and remediate zero-day security threats to protect against new vulnerabilities and attacks.

Our customers can deploy MobileIron as either a cloud service or on-premises software. They can choose subscription or perpetual licensing. We primarily target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our total revenue was $176.5 million in 2017, an increase of 8%  from $163.9 million in 2016.

Revenue from subscriptions represented 40% and revenue from perpetual licenses represented 23% of total revenue in 2017. The balance, constituting 37% of total revenue in 2017, was software support and services revenue which consists primarily of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses. This represents a continuing mix shift in favor of subscription and software support and services revenue, as we recognized 37% of our total revenue from subscriptions, 28% from perpetual licenses and 35% from software support and services in 2016.

Our perpetual license revenue in 2017 was $41.2 million, representing a decrease of $4.6 million, or 10%, compared to 2016. The decline in perpetual license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of software licenses priced as subscriptions rather than perpetual licenses.

Our subscription revenue in 2017 was $70.5 million, representing an increase of $9.1 million, or 15%, compared to 2016, reflecting our customers’ preference to purchase licenses priced as subscriptions. When we sell our solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance. Certain service providers often operate under a monthly recurring charge, or MRC, model. In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Our MRC revenue, included in our reported subscription revenue, comprised approximately 11% of total revenue in 2017 and 15% of total revenue in 2016. The decrease in MRC revenue as a percentage of total revenue was largely due to customers switching from MRC to longer-term subscriptions or perpetual licenses. While we expect subscription revenue to increase as new and existing customers continue to purchase software subscription licenses, we also expect potential quarterly volatility in both billings and revenue as a result of mix changes between perpetual, on-premises and cloud term subscriptions, and MRC transactions.

Our software support and services revenue in 2017 was $64.9 million, representing an increase of $8.1 million, or 14%, compared to 2016. The growth rate of support and services revenue is primarily dependent on growth in our installed base of customers that purchase recurring software support.

Our gross billings were $200.9 million, $182.1 million, and $165.0 million in 2017, 2016 and 2015, respectively, representing growth rates of 10% from both 2016 to 2017 and 2015 to 2016. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of gross billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In 2017,  2016 and 2015, 54%, 53% and 50%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In 2016 and 2017, we focused on driving more efficiency in our business. However, we have continued to incur net losses.  We incurred net losses of $56.3 million, $67.2 million and $84.5 million in 2017, 2016 and 2015, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards cloud subscription licensing, increasing and entrenched competition, changes in our pricing model, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, the ability of our sales organization to retain its key employees and leadership team, and continued stock-based compensation charges from restricted stock unit grants and stock-settled bonuses. Future profitability is also dependent on our ability to manage our expenses, which are being impacted by increasing overhead costs associated with security initiatives, new revenue guidance implementation, office expansion in India, increased depreciation expense from capital expenditures for our new headquarters office and office in India, network and data center upgrades, and software projects. We will need to increase operating efficiency, which may be challenging given our operational complexity. In addition, the new revenue accounting standard may impact our profitability and may make our financial results more difficult to predict.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including gross billings, recurring billings, recurring revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share. These non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, a litigation settlement charge, and restructuring charges. Beginning 2016, we no longer excluded perpetual license revenue recognized from licenses delivered prior to 2013 from our non-GAAP financial measures and we have adjusted our non-GAAP financial measures tables accordingly. Perpetual license revenue recognized from licenses delivered prior to 2013 was insignificant in 2017 and 2016 and was $1.8 million in 2015.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets is significantly affected by the timing and size of our acquisitions. Amortization of intangible assets will recur in future periods if we acquire companies or intangible assets.

Litigation settlement charge

In our non-GAAP financial measures, we have excluded a charge for the cost of the settlement of our shareholder litigation. While it is possible that we will have material litigation-related charges in the future, we do not expect such charges to consistently recur.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, the litigation settlement charge, and restructuring charges and from gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because stock-based compensation, the amortization of intangible assets and restructuring charges have been and can continue to be inconsistent in amount from period to period. We have not historically had a material litigation-related settlement charge. While it is possible that we will have material litigation settlement charges in the future, we do not expect it to be a consistently recurring expense. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Similarly, amortization of intangible assets has been a recurring expense and may recur in the future if we acquire companies or intangible assets.

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

We monitor the following non-GAAP financial measures:

	For the year ended December 31,
(in thousands, except percentages and per share data)	2017	2016	2015
Gross billings	$200,916	$182,127	$164,999
Year-over-year percentage increase	10%	10%	—
Recurring billings	$150,834	$131,773	$107,485
Percentage of gross billings	75%	72%	65%
Year-over-year percentage increase	14%	23%	—
Recurring revenue	$130,292	$113,414	$90,563
Percentage of total revenue	74%	69%	61%
Year-over-year percentage increase	15%	25%	—
Non-GAAP gross profit	$150,582	$137,218	$124,765
Non-GAAP gross margin	85.3%	83.7%	83.6%
Non-GAAP operating loss	$(19,377)	$(30,286)	$(52,646)
Non-GAAP operating margin	(11.0)%	(18.5)%	(35.3)%
Non-GAAP net loss	$(19,531)	$(31,123)	$(53,772)
Non-GAAP loss per share	$(0.21)	$(0.36)	$(0.68)
Free cash flow	$(3,418)	$(14,659)	$(52,265)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	For the year ended December 31,
	2017	2016	2015
(in thousands, except percentages and per share data)
Gross billings reconciliation:
Total revenue	$176,491	$163,926	$149,298
Total deferred revenue, end of period (1)	112,501	88,076	69,875
Less: Total deferred revenue, beginning of period	(88,076)	(69,875)	(54,174)
Total change in deferred revenue	24,425	18,201	15,701
Gross billings	$200,916	$182,127	$164,999
Recurring billings reconciliation:
Total revenue	$176,491	$163,926	$149,298
Less: Perpetual license revenue	(41,165)	(45,775)	(53,512)
Less: Professional services revenue	(2,983)	(2,811)	(3,165)
Subscription and software support deferred revenue, end of period (1)	109,152	85,612	67,267
Less: Subscription and software support deferred revenue, beginning of period	(85,612)	(67,267)	(49,194)
Total change in subscription and software support deferred revenue	23,540	18,345	18,073
Less: Adjustments (2)	(5,049)	(1,912)	(3,209)
Recurring billings	$150,834	$131,773	$107,485
Recurring revenue reconciliation:
Total revenue	176,491	163,926	149,298
Less: Perpetual license revenue	(41,165)	(45,775)	(53,512)
Less: Professional services revenue	(2,983)	(2,811)	(3,165)
Less: Perpetual license recorded over the term of subscription or software support (3)	(2,051)	(1,926)	(2,058)
Recurring revenue:	$130,292	$113,414	$90,563
Non-GAAP gross profit reconciliation:
Gross profit	$145,954	$133,378	$121,121
Add: Stock-based compensation expense	3,772	3,043	2,774
Add: Amortization of intangible assets	545	616	870
Add: Restructuring charge	311	181	—
Non-GAAP gross profit	$150,582	$137,218	$124,765
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	82.7%	81.4%	81.1%
GAAP to non-GAAP gross margin adjustments	2.6%	2.3%	2.5%
Non-GAAP gross margin	85.3%	83.7%	83.6%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(56,145)	$(66,343)	$(83,356)
Add: Stock-based compensation expense	33,731	34,389	28,791
Add: Amortization of intangible assets	545	616	870
Add: Litigation settlement charge	1,143	—	—
Add: Restructuring charge	1,349	1,052	1,049
Non-GAAP operating loss	$(19,377)	$(30,286)	$(52,646)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(31.8)%	(40.5)%	(55.8)%
GAAP to non-GAAP operating margin adjustments	20.8%	22.0%	20.5%
Non-GAAP operating margin	(11.0)%	(18.5)%	(35.3)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(56,299)	$(67,180)	$(84,482)
Add: Stock-based compensation expense	33,731	34,389	28,791
Add: Amortization of intangible assets	545	616	870
Add: Litigation settlement charge	1,143	—	—
Add: Restructuring charge	1,349	1,052	1,049
Non-GAAP net loss	$(19,531)	$(31,123)	$(53,772)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.60)	$(0.78)	$(1.07)
Add: Stock-based compensation expense per share	0.36	0.40	0.37
Add: Amortization of intangible assets per share	0.01	0.01	0.01
Add: Litigation settlement charge	0.01	—	—
Add: Restructuring charge per share	0.01	0.01	0.01
Non-GAAP net loss per share	$(0.21)	$(0.36)	$(0.68)
Free cash flow:
Net cash provided by (used in) operating activities	$3,036	$(11,729)	$(48,535)
Purchase of property and equipment	(6,454)	(2,930)	(3,730)
Free cash flow	$(3,418)	$(14,659)	$(52,265)

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

Customer Preference for Best-of-Breed vs. Suite

We believe we are the best-of-breed platform in our industry. Many of our competitors sell enterprise mobility management or mobile security as a component of a broader suite. We believe the degree to which prospective customers view our value proposition as differentiated will determine the customer demand for our solutions. For example,  the level of security desired, the preservation of the native experience on end user devices, and the ability of the solution to work with multiple cloud offerings are evaluated by our prospective customers as they make buying decisions.

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

Expansion and Upsell within Existing Customer Base

After the initial sale to a new customer, we focus on providing increased value expanding our relationship with such customer to sell additional licenses and subscriptions. To increase our revenue, in addition to customers’ renewing their subscriptions or support contracts with us,  it is important that our customers expand device license count and purchase additional products. Additional sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. Accordingly, our revenue growth will depend in part on customers’ renewing their existing agreements with us and the degree to which and our expansion and upsell sales strategy is successful.

Mix of Subscription and Perpetual Revenue

We offer our solutions on both a subscription and perpetual pricing model. We are seeing broader market acceptance of our subscription licensing model from new customers. We expect the proportion of subscription revenue to our total revenue to continue to increase over time and there may be significant increases or decreases on a quarterly basis. We have also seen our cloud subscriptions increase as a proportion of our total revenue and expect this trend to continue.  Under the new revenue accounting standard,  revenue associated with the license portion of on-premise term subscriptions is recognized up-front with the remainder being recognized over the subscription term whereas all cloud subscription revenue is recognized ratably over the subscription term. Such differences in accounting treatment for on-premise and cloud subscriptions may cause revenue to fluctuate and to be less predictable on a quarterly basis.

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

Components of Operating Results

Revenue

Perpetual license revenue

Perpetual license revenue primarily relates to revenue from on premise perpetual licenses. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenue is also included in perpetual license revenue and constitutes less than 10% of total revenue in 2017, 2016 and 2015.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, including products we resell or pay a significant royalty on, mix between perpetual and subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities, and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to fluctuate over time depending on the factors described above.

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

Restructuring Charges

Restructuring charges consist of severance and severance-related costs and, in 2017, the estimated cost to exit a facility. These restructuring charges were designed to align our cost structure with our expected growth rate.

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

	Year ended December 31,
	2017	2016	2015
Revenue
Perpetual license	$41,165	$45,775	$53,512
Subscription	70,470	61,357	48,080
Software support and services	64,856	56,794	47,706
Total revenue	176,491	163,926	149,298
Cost of revenue (1)
Perpetual license	1,869	2,658	2,881
Subscription	8,626	8,297	7,181
Software support and services	19,731	19,412	18,115
Restructuring charge	311	181	—
Total cost of revenue	30,537	30,548	28,177
Gross profit	145,954	133,378	121,121

Operating expenses:
Research and development (1)	75,350	67,398	61,871
Sales and marketing (1)	96,477	101,757	105,520
General and administrative (1)	28,091	29,695	36,037
Litigation settlement charge	1,143	—	—
Restructuring charge	1,038	871	1,049
Total operating expenses	202,099	199,721	204,477
Operating loss	(56,145)	(66,343)	(83,356)
Other income (expense) - net	988	145	(274)
Loss before income taxes	(55,157)	(66,198)	(83,630)
Income tax expense	1,142	982	852
Net loss	$(56,299)	$(67,180)	$(84,482)
Net loss per share, basic and diluted	$(0.60)	$(0.78)	$(1.07)
Weighted-average shares used to compute net loss per share, basic and diluted	93,770	85,845	78,755

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2017	2016	2015
Cost of revenue	$3,772	$3,043	$2,774
Research and development	14,520	11,728	10,607
Sales and marketing	8,659	10,474	9,508
General and administrative	6,780	9,144	5,902
Total	$33,731	$34,389	$28,791

	Year ended December 31,
	2017	2016	2015
Revenue
Perpetual license	23%	28%	36%
Subscription	40	37	32
Software support and services	37	35	32
Total revenue	100	100	100
Cost of revenue
Perpetual license	1	2	2
Subscription	5	5	5
Software support and services	11	12	12
Restructuring charge	—	—	—
Total cost of revenue	17	19	19
Gross profit	83	81	81
Operating expenses:
Research and development	43	41	41
Sales and marketing	54	62	71
General and administrative	16	18	24
Litigation settlement charge	1	—	—
Restructuring charge	—	1	1
Total operating expenses	114	122	137
Operating loss	(31)	(41)	(56)
Other income (expense) - net	—	—	—
Loss before income taxes	(31)	(41)	(56)
Income tax expense	1	—	1
Net loss	(32)%	(41)%	(57)%

Years Ended December 31, 2017, 2016 and 2015

Revenue

				Change
(in thousands,	Year Ended December 31,			2017 vs 2016		2016 vs 2015
except percentages)	2017	2016	2015	Amount	%	Amount	%
Perpetual	$41,165	$45,775	$53,512	$(4,610)	(10)%	$(7,737)	(14)%
Subscription	70,470	61,357	48,080	9,113	15%	13,277	28%
Software support and services	64,856	56,794	47,706	8,062	14%	9,088	19%
Total revenue	$176,491	$163,926	$149,298	$12,565	8%	$14,628	10%

Percentage of total revenue
Perpetual	23%	28%	36%
Subscription	40	37	32
Software support and services	37	35	32
	100%	100%	100%

	For the year ended December 31,						Change
	2017		2016		2015		2017 vs 2016		2016 vs 2015
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Revenue
United States	$81,335	46%	$77,039	47%	$74,235	50%	$4,296	6%	$2,804	4%
International	95,156	54%	86,887	53%	75,063	50%	8,269	10%	11,824	16%
Total revenue	$176,491	100%	$163,926	100%	$149,298	100%	$12,565	8%	$14,628	10%

Comparison of 2017 and 2016

Perpetual license revenue decreased $4.6 million in 2017 compared to 2016, primarily due to a shift in favor of software licenses priced as subscriptions and a slowdown in perpetual license orders.

Subscription revenue increased $9.1 million, or 15%, in 2017 compared to 2016, due to increased sales of subscriptions to licenses sold under a cloud-based delivery model and, to a lesser extent, subscriptions for license to our on premise software products. MRC revenue decreased from $24.5 million in 2016 to $20.0 million in 2017, largely due to the conversion of MRC agreements to longer-term subscription or perpetual license agreements.

Software support and services revenue increased $8.1 million, or 14%, in 2017 compared to 2016, primarily as a result of an increased installed base of customers that pay recurring software support.

Revenue from international and U.S. sales increased 10% and 6%, respectively, in 2017 compared to 2016 due to an increase in the adoption of our products and an increased cumulative installed base of customers, partially offset by the mix shift from perpetual to subscription, and a slowdown in perpetual license orders.

Revenue from AT&T, as a reseller, was 14% of total revenue in 2017 compared to  15% in 2016. No other customer accounted for 5% or more of total revenue in 2017 or 2016.

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

Revenue from AT&T, as a reseller, was 15% of total revenue in 2016 compared with 16% in 2015. No other customer accounted for 5% or more of total revenue in 2016 or 2015.

Cost of Revenue and Gross Margin

	For the year endedDecember 31,						Change
	2017		2016		2015		2017 vs 2016		2016 vs 2015
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Cost of revenue:
Perpetual license	$1,869	1%	$2,658	2%	$2,881	2%	$(789)	(30)%	$(223)	(8)%
Subscription	8,626	5%	8,297	5%	7,181	5%	329	4%	1,116	16%
Software support and services	19,731	11%	19,412	12%	18,115	12%	319	2%	1,297	7%
Restructuring charge	311	—%	181	—%	—	—%	130	72%	181	NM
Total cost of revenue	$30,537	17%	$30,548	19%	$28,177	19%	$(11)	(0)%	$2,371	8%
Gross profit	$145,954		$133,378		$121,121		$12,576	9%	$12,257	10%
Gross margin		83%		81%		81%

Comparison of 2017 and 2016

Total cost of revenue was flat in 2017 compared to 2016. Perpetual license cost of revenue decreased $789,000 due primarily to lower appliance sales. Subscription cost of revenue increased $329,000 due to higher data center operations spending to support our growing cloud business and, to a lesser extent, higher royalty expense. Software support and services cost of revenue increased $319,000 due to an increase in Global Customer Success expense. Global Customer Success expense increased primarily due to higher stock-based compensation and other payroll-related expense, partially offset by lower fees paid for consulting services, which had supplemented our technical support and professional services teams. We incurred a $311,000 restructuring charge in 2017 due to a reduction in workforce, which was $130,000 higher than our restructuring charge in 2016, to align our cost structure with our revenue growth.

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

Operating Expenses

	For the year ended December 31,						Change
	2017		2016		2015		2017 vs 2016		2016 vs 2015
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Operating expenses:
Research and development	$75,350	43%	$67,398	41%	$61,871	41%	$7,952	12%	$5,527	9%
Sales and marketing	96,477	54%	101,757	62%	105,520	71%	(5,280)	(5)%	(3,763)	(4)%
General and administrative	28,091	16%	29,695	18%	36,037	24%	(1,604)	(5)%	(6,342)	(18)%
Litigation settlement charge	1,143	1%	—	—%	—	—%	1,143	NM %	—	NM %
Restructuring charge	1,038	—%	871	1%	1,049	1%	167	19%	(178)	(17)%
Total operating expenses	$202,099	113%	$199,721	122%	$204,477	137%	$2,378	1%	$(4,756)	(2)%

Comparison of 2017 and 2016

Research and development expense increased $8.0 million, or 12%, in 2017 compared to 2016 primarily due to an increase in personnel costs of $5.0 million, facilities and infrastructure expense of $2.1 million, and professional services expense of $650,000. Stock-based compensation expense, part of personnel costs, increased by $2.8 million primarily because of higher expense associated with restricted stock unit grants and our stock-settled bonus plan, partially offset by lower stock option and ESPP expense. The remainder of the increase in personnel costs was due primarily to increased headcount. Facilities and infrastructure expense increased due to an investment in our IT infrastructure, office move costs including exit costs accrued for a Bangalore office, depreciation on equipment purchases,  rent,  and other infrastructure and costs to support higher headcount. We incurred additional professional services expense to supplement our development work and improve processes.

Sales and marketing expense decreased $5.3 million, or 5%, in 2017 compared to 2016. Personnel costs decreased by $3.7 million. Within personnel costs, stock-based compensation expense and other payroll-related expense decreased $1.8 million and $1.9 million, respectively, in 2017 compared to 2016.  The stock-based compensation expense decrease was driven by lower expense associated with restricted stock unit grants, stock options, and ESPP. A more measured approach to hiring and replacing personnel, which accounted for a decrease in headcount, was the primary reason for the decrease in other payroll-related expenses. Outside professional services fees decreased $1.4 million due to lower costs associated with contractors who supplemented our sales team, expense associated with security initiatives, and recruiting expense. Travel-related expense decreased $952,000 due to lower sales headcount and continued cost control. Those expense decreases were partially offset by a $542,000 increase in facilities and infrastructure expense due to an investment in our IT infrastructure, office move expenses, software subscription costs, and rent.

General and administrative expense decreased $1.6 million, or 5%, in 2017 compared to 2016 primarily due to a $2.7 million decrease in personnel costs but partially offset by an $803,000 increase in facilities and infrastructure costs. The decrease in personnel costs includes a decrease in stock-based compensation expense of $2.4 million, which was driven primarily by lower stock option grant expense due to terminations but partially offset by higher restricted stock unit expense due to new grants. Other personnel-related expense decreased $284,000 due to a change in the mix of general and administrative personnel.  Litigation legal fees decreased $922,000 as the shareholder lawsuit settled but this was offset by a $1.1 million increase in accounting and consulting fees associated with implementation of the new revenue recognition accounting standard. Facilities and infrastructure expense increased $803,000 due to an investment in our IT infrastructure,  office move expense, software subscriptions and other support expenses.

We recorded a litigation settlement charge of $1.1 million for expense associated with the settlement of our shareholder litigation which received final court approval in 2017.

We incurred a $1.0 million restructuring charge in 2017 due to a reduction in force, which was $167,000 higher than our restructuring charge in 2016. The restructuring charges resulted from workforce reductions and a building exit, which were designed to align our spending with our revenue growth rate and company initiatives.

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

Other Income (Expense)—Net

	For the year ended December 31,			Change
(in thousands,				2017 vs 2016		2016 vs 2015
except percentages)	2017	2016	2015	Amount	%	Amount	%
Other income (expense)—net	$988	$145	$(274)	$843	581%	$419	NM	%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. Interest income was $716,000, $454,000 and $238,000 in 2017,  2016 and 2015, respectively. We recorded a foreign currency gain of $242,000 in 2017 and foreign exchange losses of $339,000 and $518,000 in 2016 and 2015, respectively.  Interest income has increased due to a general rise in interest rates. The strengthening of foreign currencies, in particular the Euro, relative to the U.S dollar resulted in gains on cash and accounts receivable denominated in foreign currencies in 2017.

Income Tax Expense

	For the year ended December 31,			Change
(in thousands,				2017 vs 2016		2016 vs 2015
except percentages)	2017	2016	2015	Amount	%	Amount	%
Income tax expense	$1,142	$982	$852	$160	16%	$130	15%

Income tax expense was $1.1 million, $982,000 and $852,000 in 2017, 2016 and 2015, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended December 31, 2017. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. These quarterly operating results are not necessarily indicative of our operating results for any future period.

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

	Three Months Ended
(in thousands, except share and per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue
Perpetual license	$12,593	$8,986	$9,704	$9,882	$14,313	$11,311	$9,783	$10,368
Subscription	19,038	17,277	17,248	16,907	16,361	15,570	14,803	14,623
Software support and services	17,200	16,457	15,700	15,499	14,798	14,685	14,295	13,016
Total revenue(1)	48,831	42,720	42,652	42,288	45,472	41,566	38,881	38,007
Cost of revenue
Perpetual license	411	606	453	399	518	652	629	859
Subscription	2,285	2,266	2,182	1,893	2,113	2,202	2,199	1,783
Software support and services	4,522	4,835	5,396	4,978	4,721	4,774	5,289	4,628
Restructuring charges	—	311	—	—	—	181	—	—
Total cost of revenue(1)	7,218	8,018	8,031	7,270	7,352	7,809	8,117	7,270
Gross profit	41,613	34,702	34,621	35,018	38,120	33,757	30,764	30,737
Operating expenses
Research and development(1)	18,910	19,581	19,666	17,193	16,213	16,238	18,019	16,927
Sales and marketing(1)	23,184	24,317	25,674	23,302	24,843	24,001	27,246	25,668
General and administrative(1)	6,853	7,210	7,840	6,188	6,921	6,961	8,265	7,548
Litigation settlement charge	—	—	—	1,143
Restructuring charges	549	489	—	—	—	871	—	—
Total operating expenses	49,496	51,597	53,180	47,826	47,977	48,071	53,530	50,143
Operating loss	(7,883)	(16,895)	(18,559)	(12,808)	(9,857)	(14,314)	(22,766)	(19,406)
Other income (expense) - net	287	188	339	174	(39)	19	30	135
Loss before income taxes	(7,596)	(16,707)	(18,220)	(12,634)	(9,896)	(14,295)	(22,736)	(19,271)
Income tax expense	261	358	324	199	310	298	198	176
Net loss	$(7,857)	$(17,065)	$(18,544)	$(12,833)	$(10,206)	$(14,593)	$(22,934)	$(19,447)
Net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.20)	$(0.14)	$(0.12)	$(0.17)	$(0.27)	$(0.23)
Weighted-average shares used to compute net loss per share, basic and diluted	96,574	95,024	92,963	90,439	88,335	86,713	85,317	82,977

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
(in thousands)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Stock-Based Compensation Expense:
Cost of revenue	$913	$932	$1,226	$701	$851	$747	$1,055	$390
Research and development	3,474	3,914	4,366	2,766	2,606	2,709	3,812	2,601
Sales and marketing	2,047	2,258	2,582	1,772	2,056	2,307	2,992	3,119
General and administrative	1,048	1,974	2,450	1,308	2,210	2,109	2,686	2,139
Total stock-based compensation expense	$7,482	$9,078	$10,624	$6,547	$7,723	$7,872	$10,545	$8,249

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

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2017	2016	2015
Cash and cash equivalents	$85,833	$54,043	$47,234
Short term-investments	6,797	36,184	49,576
Long-term investments	—	—	2,094
Total cash, cash equivalents and investments	$92,630	$90,227	$98,904

				Change
	For the year Ended December 31,			2017 vs 2016		2016 vs 2015
(in thousands, except percentages)	2017	2016	2015	Amount	%	Amount	%
Net cash provided by (used in) operating activities	$3,036	$(11,729)	$(48,535)	$14,765	(126)%	$36,806	(76)%
Net cash provided by (used in) investing activities	22,991	12,567	(19,679)	10,424	83%	32,246	(164)%
Net cash provided by financing activities	$5,763	$5,971	$11,161	$(208)	(3)%	$(5,190)	(47)%

At December 31, 2017, we had cash and cash equivalents of $85.8 million, the significant majority of which are held in the United States. At December 31, 2017, we had short-term investments of $6.8 million. In 2017, we purchased $8.6 million of investment securities and received $38.0 million from maturities of investment securities.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of approximately $15.5 million that expires in June 2018. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. As of December 31, 2017, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In 2017, we generated $3.0 million of cash from operating activities compared to a use of $11.7 million of cash from operating activities in 2016. We incurred a net loss of $56.3 million in 2017 compared to a net loss of $67.2 million in 2016 as we increased our revenue by 8% and only slightly increased our operating expenses. The net loss included non-cash charges of $37.7 million, primarily due to stock-based compensation and depreciation expense, compared to $38.5 million in 2016. Changes in operating assets and liabilities, as sources of cash, consisted of a $24.4 million increase in deferred revenue and a $2.0 million increase in accrued expenses and other long-term liabilities that were partially offset by an increase in accounts receivable of $4.6 million.

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

Cash Provided by (Used in) Investing Activities

Our investing activities have consisted of the purchase and maturities of investment securities and purchases of property and equipment. We expect to continue to make such purchases to support the growth of our business.

Cash provided by investing activities was $23.0 million in 2017. We received $38.0 million from maturities of investment securities and invested $8.6 million in new investment securities. Cash paid for the purchase of property and equipment was $6.5 million in 2017 as we continued to upgrade our network and data centers, equipped new headquarters and India office facilities, and implemented or enhanced systems associated with our quote-to-cash process.

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

Cash used in investing activities was $19.7 million 2015. In 2015, we purchased $60.9 million of short and long-term investments, partially offset by $45.0 million received from maturities of investment securities. In addition, we purchased $3.7 million of property and equipment. We purchased equipment to expand our data centers and infrastructure to support growth and to outfit new office facilities.

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from the exercise of stock options and contributions to our ESPP.

In 2017, our financing activities provided $5.8 million of cash. We received $4.1 million from the exercise of stock options and $4.8 million from ESPP contributions. We used $3.1 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses.

In 2016, our financing activities provided $6.0 million of cash. We received $4.3 million from employees who participated in our ESPP and $1.6 million from the exercise of stock options.

In 2015, our financing activities provided $11.2 million of cash. We received $5.4 million from employees who participated in our ESPP and $5.8 million from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of December 31, 2017:

		Less Than 1			More Than 5
(In thousands)	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$28,189	$7,195	$12,675	$7,156	$1,163
Purchase obligations	4,046	4,046	—	—	—
Total	$32,235	$11,241	$12,675	$7,156	$1,163

We lease our office facilities under noncancelable operating lease agreements expiring between 2018 and 2023.

As of December 31, 2017, our net unrecognized tax benefits including interest and penalties were $6.8 million, $6.7 million of which are netted against deferred tax assets.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance-Sheet Arrangements

Through December 31, 2017,  we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Segment Information

We have one primary business activity and operate in one reportable segment.

Concentration

In 2017, AT&T accounted for approximately 15% of our revenue (including 1% as an end customer). In 2016, AT&T accounted for approximately 16% of our revenue (including 1% as an end customer). Our agreements with this reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and alternative resellers and other channel partners exist to deliver our products to our end customers.

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

We consider the following to be key accounting policy elections and estimates in our revenue recognition:

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

The new revenue recognition standard will have a material impact on our revenue and commission accounting. See Note 1 – Accounting Policies in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Goodwill and Intangible Assets with Indefinite Lives

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill for impairment in 2017 and 2016 and observed no impairment indicators.

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

Key assumptions used in determining the fair value of our stock option grants are estimated as follows:

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the options for each option group.

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We have opted to use the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options.

•

Volatility.  When we did not have a sufficient trading history for our common stock, the expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. As more historical data for our common stock became available, we began to use our own historical stock price volatility to determine expected stock price volatility.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our dividend policy. We currently do not expect to issue any dividends.
•	Forfeiture Rate. The forfeiture rate is calculated based on expected employee turnover. We have applied the same forfeiture rate to our entire employee population.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year ended December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	2.1%	1.4% - 1.5%	1.6% - 1.8%
Expected volatility	40%	42%	43% - 45%
Expected life (in years)	6.1	6.1	5.5 - 6.1

The fair value of the rights to acquire stock under our ESPP was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	0.9% - 1.3%	0.5% - 0.7%	0.1% - 0.7%
Expected volatility	34% - 54%	34% - 41%	34% - 35%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

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

In 2017, 2016 and 2015, stock-based compensation expense was $33.7 million, $34.4 million and $28.8 million, respectively. As of December 31, 2017, we had approximately $44.9 million of total unrecognized stock-based compensation expense, net of related forfeiture estimates.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $99.7 million as of December 31, 2017. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. When evidence indicating that it becomes more likely than not that the tax asset may be utilized, the allowance will be released.

Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, will not materially impact our balance sheet or statement of operations. See Note 15 – Income Taxes in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for the Tax Act’s impact to our net deferred tax assets.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are currently primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. In 2015 and 2016, our operating expenses benefitted from the increase in the value of the U.S. dollar versus the Euro and other foreign currencies while in 2017, our operating expenses increased as a result of the appreciation of foreign currencies versus the U.S. dollar.  Approximately 23% of our 2017 expenses were denominated in foreign currencies. If, in 2018 or future years, the U.S. dollar continues to decline in value versus the Euro, British Pound, Indian Rupee or other currencies, our operating expenses will increase. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow or if we more frequently enter into sales contracts denominated in foreign currencies, we will reassess our approach to managing our risk related to fluctuations in currency rates.

Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Interest Rate Risk

We had cash, cash equivalents and fixed income investments of $92.6 million and $90.2 million as of December 31, 2017 and 2016, respectively, consisting of bank deposits, money market funds, corporate debt securities, and commercial paper.

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

Due to increases in interest rates, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.  However, because we classify our investments as “held-to-maturity”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in value are determined to be other-than-temporary.  We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance the effect of a hypothetical 50 basis point increase or decrease in interest rates would result in a change of approximately $350,000 to our annual interest income.

Item 8. Financial Statements and Supplementary Data

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

MobileIron, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MobileIron, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MobileIron, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California

March 12, 2018

We have served as the Company’s auditors since 2011

MOBILEIRON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$85,833	$54,043
Short-term investments	6,797	36,184
Accounts receivable, net of allowance for doubtful accounts of $475 and $433 at December 31, 2017 and December 31, 2016, respectively	48,171	43,755
Prepaid expenses and other current assets	5,510	6,131
TOTAL CURRENT ASSETS	146,311	140,113
Property and equipment—net	8,812	5,503
Intangible assets—net	100	645
Goodwill	5,475	5,475
Other assets	1,899	1,370
TOTAL ASSETS	$162,597	$153,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,369	$701
Accrued expenses	24,995	21,674
Deferred revenue-current	84,467	68,153
TOTAL CURRENT LIABILITIES	110,831	90,528
Long-term liabilities:
Deferred revenue-noncurrent	28,034	19,923
Other long-term liabilities	1,881	1,838
TOTAL LIABILITIES	140,746	112,289

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 97,203,950 shares and 89,066,031 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	10	9
Additional paid-in capital	420,525	383,193
Accumulated deficit	(398,684)	(342,385)
TOTAL STOCKHOLDERS’ EQUITY	21,851	40,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,597	$153,106

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenue
Perpetual license	$41,165	$45,775	$53,512
Subscription	70,470	61,357	48,080
Software support and services	64,856	56,794	47,706
Total revenue	176,491	163,926	149,298

Cost of revenue
Perpetual license	1,869	2,658	2,881
Subscription	8,626	8,297	7,181
Software support and services	19,731	19,412	18,115
Restructuring charge	311	181	—
Total cost of revenue	30,537	30,548	28,177
Gross profit	145,954	133,378	121,121

Operating expenses:
Research and development	75,350	67,398	61,871
Sales and marketing	96,477	101,757	105,520
General and administrative	28,091	29,695	36,037
Litigation settlement charge	1,143	—	—
Restructuring charge	1,038	871	1,049
Total operating expenses	202,099	199,721	204,477

Operating loss	(56,145)	(66,343)	(83,356)
Other income (expense) - net	988	145	(274)
Loss before income taxes	(55,157)	(66,198)	(83,630)
Income tax expense	1,142	982	852
Net loss	$(56,299)	$(67,180)	$(84,482)
Net loss per share, basic and diluted	$(0.60)	$(0.78)	$(1.07)
Weighted-average shares used to compute net loss per share, basic and diluted	93,770	85,845	78,755

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE—December 31, 2014	76,153,844	$8	$305,809	$(190,723)	$115,094
Issuance of common stock for stock option exercises, net of repurchases	2,776,221	—	5,846	—	5,846
Vesting of early exercised stock options and restricted stock	198,564	—	246	—	246
Issuance of common stock for pursuant to the Employee Stock Purchase Plan	1,273,147	—	7,359	—	7,359
Vesting of restricted stock units	924,461	—	—	—	—
Stock-based compensation	—	—	24,076	—	24,076
Net loss	—	—	—	(84,482)	(84,482)
BALANCE—December 31, 2015	81,326,237	$8	$343,336	$(275,205)	$68,139
Issuance of common stock for stock option exercises, net of repurchases	1,040,902	—	2,468	—	2,468
Vesting of early exercised stock options	9,957	—	43	—	43
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,799,341	—	4,851	—	4,851
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	1,653,371	1	5,638	—	5,639
Vesting of restricted stock units	3,236,223	—	—	—	—
Stock-based compensation	—	—	26,857	—	26,857
Net loss	—	—	—	(67,180)	(67,180)
BALANCE—December 31, 2016	89,066,031	$9	$383,193	$(342,385)	$40,817
Issuance of common stock for stock option exercises, net of repurchases	1,172,409	—	3,287	—	3,287
Vesting of early exercised stock options	2,477	—	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,676,158	—	4,562	—	4,562
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	1,688,097	—	8,272	—	8,272
Shares withheld for net settlement of Stock-Settled Bonus Plans	(677,547)	—	(3,149)	—	(3,149)
Vesting of restricted stock units	4,276,325	1	—	—	1
Stock-based compensation	—	—	24,360	—	24,360
Net loss	—	—	—	(56,299)	(56,299)
BALANCE—December 31, 2017	97,203,950	$10	$420,525	$(398,684)	$21,851

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,299)	$(67,180)	$(84,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	33,731	34,389	28,791
Depreciation	3,389	3,348	2,757
Amortization of intangible assets	545	616	870
Amortization of premium (accretion) of investment securities	(57)	(14)	368
Provision for doubtful accounts	149	77	150
Loss on disposal of equipment	(16)	99	—
Changes in operating assets and liabilities:
Accounts receivable	(4,565)	(1,158)	(8,148)
Other current and noncurrent assets	(734)	(447)	(932)
Accounts payable	439	(1,297)	1,414
Accrued expenses and other long-term liabilities	2,029	1,637	(5,024)
Deferred revenue	24,425	18,201	15,701
Net cash provided by (used in) operating activities	3,036	(11,729)	(48,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,454)	(2,930)	(3,730)
Proceeds from maturities of investment securities	38,015	94,631	44,964
Purchase of investment securities	(8,570)	(79,134)	(60,913)
Net cash provided by (used in) investing activities	22,991	12,567	(19,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	4,798	4,332	5,406
Proceeds from exercise of stock options	4,114	1,639	5,755
Taxes paid for net settlement of stock-settled bonus	(3,149)	—	—
Net cash provided by financing activities	5,763	5,971	11,161
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,790	6,809	(57,053)
CASH AND CASH EQUIVALENTS—Beginning of period	54,043	47,234	104,287
CASH AND CASH EQUIVALENTS—End of period	$85,833	$54,043	$47,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,189	$1,021	$595
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under Bonus Plans	$5,123	$5,639	$—
Value of shares issued under the Employee Stock Purchase Plan	$4,562	$4,851	$7,359
Tenant improvement allowance recorded in property and equipment and liabilities	$—	$—	$1,068
Other unpaid property and equipment purchases	$228	$—	$554

See accompanying notes to the consolidated financial statements

1. Description of Business and Significant Accounting Policies

Description of Business

MobileIron, Inc. and its wholly owned subsidiaries, collectively, the “Company”, “we”, “us” or “our”, provides a purpose-built mobile IT platform that enables enterprises to manage and secure mobile applications, content and devices while providing their employees with device choice, privacy and a native user experience. We were incorporated in Delaware in July 2007 and are headquartered in Mountain View, California, with additional sales and support presence in North America, Europe, the Middle East, Asia and Australia and additional employees in India primarily focused on research and development.

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency gain of $242,000 in 2017, and foreign currency losses of $339,000 and $518,000 in 2016 and 2015, respectively, in other income (expense)—net in our consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $10.6 million, are held in two funds that are rated “AAA.”

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

	Balance at	Bad	Write-offs,	Balance at
	Beginning	Debt	Net of	End
	of Period	Expense	Recoveries	of Period
Balance as of December 31, 2017	$433	149	(107)	$475
Balance as of December 31, 2016	$628	77	(272)	$433
Balance as of December 31, 2015	$550	150	(72)	$628

One reseller accounted for 15%  (1% as an end customer), 16%  (1% as an end customer) and 17%  (1% as an end customer) of total revenue in 2017, 2016 and 2015, respectively. The same reseller accounted for 17% and 15% of net accounts receivable as of December 31, 2017 and 2016, respectively.

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

Prior to establishing VSOE of fair value for PCS and professional services on January 1, 2013, we recognized revenue for multiple element software and software-related arrangements ratably from the date of service commencement over the contractual term of the related PCS arrangement. After January 1, 2013, the deferred revenue related to these arrangements continues to be recognized ratably over the remaining contractual term of the PCS arrangement. We recognized $1.8 million of perpetual license revenue in 2015 from sales made prior to January 1, 2013. In 2016 and 2017, we recognized no significant revenue from sales made prior to January 1, 2013.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, cash and cash equivalents consisted of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. In 2017, 2016 and 2015, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock, restricted stock units and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for 2017, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

We have determined that our intangible assets have not been impaired during the years ended December 31, 2017, 2016 and 2015.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate in 2017, 2016 and 2015 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense in 2017, 2016 and 2015 was $102,000,  $305,000 and $256,000, respectively.

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

Financial Instruments – Credit Losses

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

Leases

In February 2016, the FASB finalized the Accounting Standard Update, or ASU, 2016-02, “Leases”. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases (leases with the term of 12 months or longer) and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, we expect to record a lease commitment liability and corresponding asset for most of our leases.  We will adopt ASU 2016-02 effective January 1, 2019.

Revenue from Contracts with Customers

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard, Accounting Standard Codification Topic 606, Revenue Recognition from Contracts with Customers, or ASC 606. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We have adopted the standard using the full retrospective method to restate each prior reporting period presented.

The standard is effective for us beginning January 1, 2018. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment of the impact of accounting for costs incurred to obtain a contract.

The most significant impact of the standard relates to the elimination of the requirement to have VSOE of fair value to separate and recognize revenue for products and services in a contract. The elimination of the VSOE requirement will cause a significant change to the timing of revenue recognition for on-premises software term license revenue and other multiple-element arrangements with products or services that lacked VSOE of fair value. Our on-premises term license agreements include distinct software licenses and software update and support services. Under ASC 606, we will recognize the software license revenue at the time of delivery and will recognize the software update and support services revenue ratably over the term of subscription agreements. Under ASC 605, we have recognized all revenue from those arrangements ratably over the term of the subscription agreements. Due to the complexity of certain of our revenue contracts, the actual revenue recognition treatment required under the new standard will depend on contract-specific terms and in some instances may vary from recognition at the time of billing. The timing of revenue recognized from our cloud offerings, perpetual licenses, professional services and hardware will remain substantially unchanged.

In addition, Accounting Standards Codification Subtopic 340-40, Other Asssets and Deferred Costs - Contracts with Customers, or ASC 340, requires us to recognize an asset for the incremental costs of obtaining a contract with a customer if our sales incentive programs meet requirements for capitalization. Previously we recorded these incremental costs of obtaining a contract, primarily commission expense, when we booked a sales transaction whereas under ASC 340, we record an asset for the incremental cost to obtain a contract and recognize the cost over the expected revenue recognition period.

We expect the adoption of the new standards to impact our 2017 and 2016 financial results as described below.

Adoption of the standard will result in the recognition of additional revenue of $3.3 million and $2.3 million in 2017 and 2016, respectively, primarily due to an increase in revenue recognized from on-premises software subscriptions delivered and recognized in 2017 and 2016 and earlier recognition from other arrangements that lacked VSOE of fair value under ASC 985-605, partially offset by lower on-premises software subscription revenue from amounts billed prior to 2016. The new standard for accounting for costs to obtain a contract will result in an increase in sales and marketing expense of $330,000 and $570,000 in 2017 and 2016, respectively, primarily due to the net impact of the capitalization of commissions earned in 2017 and 2016 and the amortization expense from commissions capitalized prior to 2016.

We do not expect the adoption of the new standard to have a material impact on net cash provided by (used in) operating, financing, or investing activities in our consolidated cash flow statements. In future periods, the new standard will require us to disclose additional information in the notes to our consolidated financial statements, including disaggregation of our revenue, remaining performance obligations, and other quantitative and qualitative information about our contracts with customers.

Adoption of the standard will result in an increase in accounts receivable and other assets of $3.4 million and $2.8 million as of December 31, 2017 and 2016, respectively, driven primarily by unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software update and support services.

Unearned revenue will be reduced by $36.7 million and $27.5 million as of December 31, 2017 and 2016, respectively, due to (a) cumulative changes to revenue and (b) a reclassification of approximately $20.8 million and $14.2 million as of December 31, 2017 and 2016, respectively, for arrangements with customers which contain termination rights. Because of the termination rights, the arrangements will not meet the definition of a contract under ASC 606 and will not be recorded as unearned revenue and instead be recorded as “customer arrangements with termination rights” on our consolidated balance sheets.

Total capitalized costs to obtain a contract included in current and non-current prepaid and other current assets on our consolidated balance sheets will be $18.4 million and $18.7 million as of December 31, 2017 and 2016, respectively.

The following tables show the expected impact of adoption of the standards related to revenue recognition on our reported results (in thousands except per share information):

	Year Ended December 31, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$176,491	$3,267	$179,758
Total operating expenses	202,099	330	202,429
Net loss	(56,299)	2,937	(53,362)
Net loss per share, basic and diluted	(0.60)	0.03	(0.57)

	Year Ended December 31, 2016
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$163,926	$2,256	$166,182
Total operating expenses	199,721	570	200,291
Net loss	(67,180)	1,686	(65,494)
Net loss per share, basic and diluted	(0.78)	0.02	(0.76)

	December 31, 2017
		New Revenue
		Standard	As
Balance Sheets:	As Reported	Adjustment	Adjusted
Assets
Accounts receivable, net	$48,171	2,458	$50,629
Deferred commissions-current	—	9,285	9,285
Deferred commissions-noncurrent	—	9,123	9,123
Other assets	1,899	977	2,876
Liabilities and stockholders' equity
Accrued expenses	24,995	75	25,070
Unearned revenue-current	84,467	(30,265)	54,202
Unearned revenue-noncurrent	28,034	(6,475)	21,559
Customer arrangements with termination rights	—	20,807	20,807
Total stockholders' equity	21,851	37,701	59,552

	December 31, 2016
		New Revenue
		Standard	As
Balance Sheets:	As Reported	Adjustment	Adjusted
Assets
Accounts receivable, net	$43,755	2,107	$45,862
Deferred commissions-current	—	8,067	8,067
Deferred commissions-noncurrent	—	10,671	10,671
Other assets	1,370	704	2,074

Liabilities and stockholders' equity
Accrued expenses	21,674	75	21,749
Unearned revenue-current	68,153	(22,736)	45,417
Unearned revenue-noncurrent	19,923	(4,752)	15,171
Customer arrangements with termination rights	—	14,198	14,198
Total stockholders' equity	40,817	34,764	75,581

2. Significant Balance Sheet Components

Property and Equipment—Property and equipment at December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Computers and appliances	$13,178	$9,754
Purchased software	4,063	2,297
Furniture and fixtures	1,734	1,477
Leasehold improvements	3,226	2,985
Total property and equipment	22,201	16,513
Accumulated depreciation and amortization	(13,389)	(11,010)
Total property and equipment—net	$8,812	$5,503

Accrued Expenses—Accrued expenses at December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accrued commissions	$3,989	$5,908
Accrued stock-settled bonus	7,705	6,608
Employee Stock Purchase Plan liability	2,047	1,811
Other accrued payroll-related expenses	4,285	3,696
Other accrued liabilities	6,969	3,651
Total accrued expenses	$24,995	$21,674

Deferred Revenue—Current and noncurrent deferred revenue at December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Perpetual license	$—	$404
Subscription	50,776	35,495
Software support	58,376	50,117
Professional services	3,349	2,060
Total current and noncurrent deferred revenue	$112,501	$88,076

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of December 31, 2017 or 2016.

Our financial instruments measured at fair market value as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$10,583	$—	$—	$10,583
Corporate debt securities	—	7,076	—	7,076
Commercial paper	—	51,796	—	51,796
Total	$10,583	$58,872	$—	$69,455

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$15,003	$—	$—	$15,003
Corporate debt securities	—	10,738	—	10,738
Commercial paper	—	47,479	—	47,479
Total	$15,003	$58,217	$—	$73,220

4. Investments

Our portfolio of fixed income securities consists of commercial paper and corporate debt securities. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$7,078	$—	$(2)	$7,076
Commercial paper	51,805	—	(9)	51,796
Total	$58,883	$—	$(11)	$58,872

	As of December 31, 2016
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$10,740	$—	$(2)	$10,738
Commercial paper	47,473	8	(2)	47,479
Total	$58,213	$8	$(4)	$58,217

The following table summarizes the balance sheet classification of our investments:

	As of December 31,
(in thousands)	2017	2016
Cash equivalents	$52,086	$22,029
Short-term investments	6,797	36,184
Long-term investments	—	—
Total investments	$58,883	$58,213

The gross amortized cost and estimated fair value of our held-to-maturity investments at December 31, 2017 and 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31,
	2017		2016
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$58,883	$58,872	$58,213	$58,217
Due after one year through five years	—	—	—	—
Total	$58,883	$58,872	$58,213	$58,217

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In 2017, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,980)	—	$100
Total	$3,080	$(2,980)	$—	$100

	December 31, 2016
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,435)	—	$645
Total	$3,080	$(2,435)	$—	$645

Amortization of the technology intangible assets of $545,000 and $616,000 in 2017 and 2016, respectively, was recorded in cost of revenue.

The weighted average remaining life of our intangible assets on December 31, 2017 was 3 months.

Estimated remaining intangible assets amortization expense for their remaining lives as follows (in thousands):

Year
2018	$100
Total	$100

At December 31, 2017, 2016 and 2015, the carrying value of goodwill was $5.5 million.

6. Restructuring Charges

We initiated business restructuring plans in 2015, 2016 and 2017 to reduce our cost structure through workforce reductions and, in 2017, to exit an office facility.

The following table sets forth a summary of restructuring activities which took place during the years ended December 31, 2017, 2016 and 2015 (in thousands):

Severance
and Related Costs
Balance, December 31, 2014	$—
Provision for restructuring charges	1,049
Cash payments	(1,049)
Balance, December 31, 2015	$—
Provision for restructuring charges	1,052
Cash payments	(1,037)
Balance, December 31, 2016	$15
Provision for restructuring charges	1,349
Cash payments	(867)
Balance, December 31, 2017	$497

The remaining restructuring balance as of December 31, 2017 relates to employee severance and a liability for the estimated remaining exit costs of one of our office facilities.

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

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new Mountain View facility lease and in November 2017 we issued a bank guarantee to a customer of approximately $3.0 million that can be drawn if we become insolvent or bankrupt. The issuances of the letter of credit and bank guarantee reduced the borrowing capacity under our line of credit to approximately $15.5 million.

In June 2017, we amended our revolving line of credit and extended its maturity date to June 2018.

There were no outstanding amounts under the line of credit at December 31, 2017 and 2016 and we were in compliance with all financial covenants.

8. Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of December 31, 2017 and 2016.  No shares of convertible preferred stock were issued and outstanding as of December 31, 2017 and 2016.

9. Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2017 and 2016. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from funds available, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of December 31, 2017 and 2016, we reserved shares of common stock for issuance as follows:

	As of December 31,
	2017	2016
Options outstanding	7,738,496	9,835,992
Unvested restricted stock units outstanding	12,906,030	10,474,975
Unvested early exercised stock options	—	2,471
Shares available for grant under the 2014 Equity Incentive Plan	1,859,997	4,199,415
Shares available for purchase under the Employee Stock Purchase Plan	990,501	575,974
Total	23,495,024	25,088,827

10. Share Based Awards

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2017, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,453,425 shares, which was 5% of the total number of capital stock outstanding at December 31, 2016.  On January 1, 2018, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,860,197 shares, which was 5% of the total number of capital stock outstanding at December 31, 2017.

2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the 2015 Inducement Plan to 1,970,000 shares of our common stock. As of December 31, 2017 there were 1,640,417 options and restricted stock units outstanding under the Amended and Restated 2015 Inducement Plan.

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

As of December 31, 2017 and 2016,  990,501 and 575,974 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2017, we increased the number of shares available for issuance under the ESPP by 890,685 shares, which was 1% of the total number of capital stock outstanding at December 31, 2016. On June 14, 2017, our stockholders approved the amendment and restatement of the ESPP to provide for a one-time increase of 1.2 million shares of common stock available for issuance under the ESPP. On January 1, 2018, we increased the number of shares available for issuance under the ESPP by 972,039 shares, which was 1% of the total number of capital stock outstanding at December 31, 2017.

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

Our restricted stock unit activity for 2015, 2016 and 2017 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2014	478,789	$9.45
Granted	9,932,561	6.92
Vested	(924,461)	8.36
Cancelled/Forfeited	(1,653,927)	8.06
Unvested, December 31, 2015	7,832,962	$6.66
Granted	10,724,225	3.36
Vested	(4,889,594)	4.99
Cancelled/Forfeitures	(3,192,618)	5.39
Unvested, December 31, 2016	10,474,975	$4.45
Granted	11,017,278	5.04
Vested	(5,964,422)	4.70
Cancelled/Forfeitures	(2,621,801)	5.01
Unvested, December 31, 2017	12,906,030	$4.72

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

In May 2016, our compensation committee approved the 2016 Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or 2016 Bonus Plans, each effective as of January 1, 2016, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics.

We issued 1,010,550 shares of unrestricted common stock in the first quarter of 2017, after withholding 677,547 shares to cover employee payroll taxes, for amounts earned under the 2016 Bonus Plans.

In 2017, the Compensation Committee of our board of directors approved the 2017 Executive Bonus Plan and 2017 Non-executive Bonus Plan, or collectively, the 2017 Bonus Plans, each effective as of January 1, 2017, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics.

Shares issued under the aforementioned Bonus Plans will be issued from our 2014 Plan and reduce the 2014 Plan shares available for issuance.

We recorded stock-based compensation expense related to the 2015, 2016 and 2017 Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differed from original estimates, the cumulative effect on current and prior periods of those changes was recorded in the period those estimates were revised.

In 2015 we recorded $4.7 million of stock-based compensation expense under the 2015 Non-Executive Bonus Plan. In 2016 we recorded $6.6 million of stock-based compensation expense under the 2016 Bonus Plans and $923,000 under the 2015 Non-Executive Bonus Plan. In 2017, we recorded $7.7 million of stock-based compensation expense under the 2017 Bonus Plans and $1.7 million under the 2016 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and the Inducement Plan in 2015, 2016 and 2017 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2014	7,392,158	16,435,568	$4.15	7.83	$95,791
Authorized	5,418,242	—
Stock options granted	(1,089,100)	1,089,100	6.95
Restricted stock units granted	(9,932,561)	—
Exercised	9,019	(2,817,915)	2.12
Stock options canceled	3,208,006	(3,208,006)	5.61
Restricted stock units canceled	1,653,927	—
Repurchased	12,545	—
Balance—December 31, 2015	6,672,236	11,498,747	$4.51	6.86	$6,256
Authorized	4,436,933	—
Stock options granted	(1,316,200)	1,316,200	3.36
Issuance of shares under 2015 Bonus Plans	(1,653,371)	—
Restricted stock units granted	(9,070,854)	—
Exercised	—	(1,040,902)	2.37
Stock options canceled	1,938,053	(1,938,053)	5.46
Restricted stock units canceled	3,192,618	—
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Authorized	4,453,425	—
Stock options granted	(300,000)	300,000	4.20
Issuance of shares under 2016 Bonus Plans	(1,688,097)	—
Shares withheld from net settlement of restricted stock units	677,547	—
Restricted stock units granted	(9,329,181)	—
Exercised	—	(1,172,409)	2.80
Stock options canceled	1,225,087	(1,225,087)	6.24
Restricted stock units canceled	2,621,801	—
Balance—December 31, 2017	1,859,997	7,738,496	$4.34	3.96	$4,897
Vested and exercisable—December 31, 2017		6,487,209	$4.31		$4,550
Vested and expected to vest(1)—December 31, 2017		7,573,659	$4.34		$4,849

(1)	Options expected to vest are net of an estimated forfeiture rate.

Additional information regarding options outstanding at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of exercises	Shares	Term (Years)	Exercise Price	Shares	Exercise Price
$0.04 — $3.08	1,604,778	2.89	$1.35	1,514,153	$1.25
$3.39 — $3.70	2,392,977	2.01	3.57	1,874,227	3.62
$3.77 — $5.77	2,211,667	5.39	4.94	1,757,782	5.04
$6.20 — $10.80	1,488,249	6.03	7.67	1,307,008	7.65
$12.05 — $12.05	40,825	6.67	12.05	34,039	12.05
Outstanding at December 31, 2017	7,738,496	3.96	$4.34	6,487,209	$4.31

The aggregate pretax intrinsic value of vested options exercised in 2017, 2016 and 2015 was $2.3 million, $1.4 million and $11.8 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of options granted in 2017, 2016 and 2015 was $1.74,  $1.42 and $3.04 per share, respectively.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$3,772	$3,043	$2,774
Research and development	14,520	11,728	10,607
Sales and marketing	8,659	10,474	9,508
General and administrative	6,780	9,144	5,902
Total	$33,731	$34,389	$28,791

Determining Fair Value of Stock Options and ESPP

The fair value of each grant of stock options was determined by us using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. For option grants that are considered to be “plain vanilla”, we have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of time-to-vesting and the contractual life of the options. For ESPP, the expected term is based on the offering period and purchase periods within the offering period.

Expected Volatility—When we did not have a sufficient trading history for our common stock, the expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers. As more historical data for our common stock became available, we began to use our own historical stock price volatility to determine expected stock price volatility.

Risk-Free Interest Rate—The risk free rate assumption was based on the U.S. Treasury instruments with terms that were consistent with the expected term of our stock options and ESPP.

Expected Dividend—The expected dividend assumption was based on our history and expectation of dividend payouts.

Forfeiture Rate—Forfeitures were estimated based on historical experience.

Fair Value of Common Stock—Since our IPO, the fair value of our common stock has been determined based on the closing price of our common stock on the NASDAQ Global Select Market.

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	2.1%	1.4% - 1.5%	1.6% - 1.8%
Expected volatility	40%	42%	43% - 45%
Expected life (in years)	6.1	6.1	5.5 - 6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

Year ended December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	0.9% - 1.3%	0.5% - 0.7%	0.1% - 0.7%
Expected volatility	34% - 54%	34% - 41%	34% - 35%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. Our stock options granted are typically granted with vesting terms of 48 months.

The following table summarizes our unrecognized stock-based compensation expense as of December 31, 2017 net of estimated forfeitures:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$1.1	2.1
Restricted stock units	42.8	2.7
ESPP	1.0	0.6
Total	$44.9

11. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,000 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so to date.

12. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2018 and 2023. Rent expense in 2017, 2016 and 2015 was $7.2 million, $6.7 million and $4.7 million, respectively. The aggregate future minimum lease payments under the agreements as of December 31, 2017 are as follows (in thousands):

Year
2018	$7,195
2019	7,102
2020	5,573
2021	4,071
2022	3,085
Thereafter	1,163
Total	$28,189

Litigation

On August 5, 2015, August 21, 2015 and August 24, 2015, purported stockholder class action lawsuits were filed in the Superior Court of California, Santa Clara County against the Company, certain of its officers, directors, underwriters and investors, captioned Schneider v. MobileIron, Inc., et al., Kerley v. MobileIron, Inc., et al. and Steinberg v. MobileIron, Inc., et al, which were subsequently consolidated under the case caption In re MobileIron Shareholder Litigation. The actions are purportedly brought on behalf of a putative class of all persons who purchased the Company’s securities issued pursuant or traceable to the Company’s registration statement and the June 12, 2014 initial public offering. The lawsuits assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The complaint sought, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class. On April 12, 2016, Plaintiffs filed a corrected consolidated complaint, which no longer named the underwriters or investors as defendants. On August 8, 2016 the Company filed a demurrer to the corrected consolidated complaint. The court overruled the demurrer on October 4, 2016.

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2017, we have not received any material written claim for indemnification.

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

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Revenue
United States	$81,335	$77,039	$74,235
International	95,156	86,887	75,063
Total	$176,491	$163,926	$149,298

We recognized revenue of $22.0 million, or 12% of total revenue, from customers with a billing address in Germany in 2017. We recognized revenue of $21.3 million, or 13% of total revenue, from customers with a billing address in Germany in 2016. No other country, outside of the United States, exceeded 10% of the total revenue in 2017 or 2016. No country, outside of the United States, exceeded 10% of the total revenue in the year ended December 31, 2015.

As of December 31, 2017 and 2016,  $2.7 million and $1.3 million or 30% and 24%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

14. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for 2017, 2016 and 2015 (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(56,299)	$(67,180)	$(84,482)
Denominator:
Weighted–average shares outstanding	93,771	85,853	78,867
Less: weighted average shares subject to repurchase	(1)	(8)	(112)
Weighted–average shares used to compute basic and diluted net loss per share	93,770	85,845	78,755
Basic and diluted net loss per share	$(0.60)	$(0.78)	$(1.07)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for 2017, 2016 and 2015, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2017	2016	2015
Stock options outstanding, net of unvested exercised stock options	7,738,496	9,838,463	11,511,175
Unvested restricted stock units	12,906,030	10,474,975	7,832,962
ESPP shares	726,643	676,196	584,222
Stock-settled bonus shares	1,185,373	1,057,093	1,305,817
Total potentially dilutive securities	22,556,542	22,046,727	21,234,176

For December 31, 2016 and 2015, we have corrected the previously reported amount to include 1.7 million and 1.9 million, respectively, of additional shares related to our ESPP and stock-settled bonus plans that were excluded from the computation of the weighted-average diluted shares because such securities have an antidilutive impact due to losses reported. We do not consider this correction to be material, and there was no impact to our consolidated financial statements.

15. Income Taxes

Loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$(56,852)	$(67,402)	$(84,595)
International	1,695	1,204	965
Total	$(55,157)	$(66,198)	$(83,630)

A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation.  The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

Income tax expense for 2017, 2016 and 2015, was composed of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	36	22	26
Foreign	1,196	960	826
Total current income tax expense	1,232	982	852
Foreign	(90)	—	—
Total deferred income tax benefit	(90)	—	—
Total income tax expense	$1,142	$982	$852

For 2017, 2016 and 2015, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in our valuation allowance.

	Year ended December 31,
	2017	2016	2015
Federal tax benefit at statutory rate	34.0%	34.0%	34.0%
State tax benefit net of federal effect	8.8	4.4	2.2
Foreign taxes	(0.7)	(0.4)	(0.4)
Change in valuation allowance	42.8	(33.0)	(33.9)
Change in federal tax rate	(86.1)	—	—
Credits	3.4	1.8	1.5
Stock-based compensation	(3.9)	(8.0)	(4.1)
Non-deductible expenses and other	(0.4)	(0.3)	(0.4)
Effective tax rate	(2.1)%	(1.5)%	(1.1)%

Income tax expense for 2017, 2016 and 2015 relates to state minimum income tax, income tax on our earnings in foreign jurisdictions and withholding taxes on sales to customers in certain jurisdictions. A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation. The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

The components of net deferred tax assets at December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Accruals and allowances	$7,440	$8,862
Gains on foreign exchange	(18)	81
Net operating loss carryforwards	67,980	81,623
Depreciation and amortization	3,512	6,489
R&D tax credits	14,560	10,461
Stock-based compensation	6,333	10,272
Valuation allowance	(99,716)	(117,788)
Net deferred tax assets	$91	$—

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was approximately $44.7 million with a corresponding and fully offsetting adjustment to our valuation allowance for the year ended December 31, 2017. The Company does not expect a material impact related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) and also its treatment of potential global intangible low-taxed income (“GILTI”), in accordance with SAB 118, the Company has determined that the adjustment to its deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017.

As of December 31, 2017, we had net operating loss carryforwards of approximately $288.6 million and $133.6 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning 2027 and 2028, respectively.

We had federal and California R&D tax credit carryforwards at December 31, 2017 of $11.1 million and $12.0 million, respectively. If not utilized, the federal R&D tax credit carryforward will expire in various portions beginning 2027. The California R&D tax credit can be carried forward indefinitely.

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

On January 1, 2017, the Company adopted ASU 2016-09, which simplified several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The adoption of ASU 2016-09 did not have an impact on our balance sheet, results of operations, cash flows or statement of stockholders’ equity because we have a full valuation allowance on our deferred tax assets. Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax assets would have increased by $5.4 million.

We follow the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No non-current liability related to uncertain tax positions is recorded in the financial statements as the deferred tax assets have been presented net of these unrecognized tax benefits. At December 31, 2017 and 2016, our reserve for unrecognized tax benefits was approximately $6.8 million and $5.3 million, respectively. Due to the full valuation allowance at December 31, 2017, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. We do not anticipate any significant change in our uncertain tax positions within 12 months of this reporting date. We include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the gross unrealized tax benefits is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Unrecognized tax benefits, beginning of year	$5,306	$4,052	$2,794
Gross increases—tax positions from prior periods	34	43	—
Gross increases—tax positions from current period	1,499	1,211	1,258
Unrecognized tax benefits, end of year	$6,839	$5,306	$4,052

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, the statute of limitations is open for all tax years from inception, that is, for the period from July 23, 2007 (date of inception) to December 31, 2017 and forward for federal, state and foreign tax purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act were (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework).

Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this Item with respect to executive officers and directors is incorporated herein by reference to the information from our 2018 Proxy Statement under the sections titled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Corporate Governance.”

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

Item 11. Executive Compensation

Information responsive to this Item with respect to executive compensation is incorporated herein by reference to the information from our 2018 Proxy Statement under the section titled “Executive Compensation,” “Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” and “Compensation Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from our 2018 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.” Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Equity Compensation Plan Information

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to the information from our 2018 Proxy Statement under the section titled “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item with respect to principal accountant fees and services is incorporated herein by reference to the information from our 2018 Proxy Statement under the section titled “Principal Accountant Fees and Services.”

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

3.	Exhibits:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit		Exhibit		Filing		Filed
Number	Description	Number	Filing	Date	File No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Amended and Restated MobileIron, Inc. 2014 Equity Incentive Plan	10.2	10-Q	July 29, 2016	001-36471
10.2(1)	Form of Option Agreement and Option Grant Notice for MobileIron, Inc. 2008 Stock Plan	10.4	S-1/A	May 29, 2014	333-195089
10.3(1)	Current Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan	10.1	10-Q	October 31, 2014	001-36471
10.4(1)	MobileIron, Inc. 2014 Employee Stock Purchase Plan	10.5	S-1/A	June 9, 2014	333-195089
10.5(1)	Amended and Restated MobileIron, Inc. 2015 Inducement Plan	10.2	10-Q	July 29, 2016	001-36471
10.6(1)	Form of Stock Option Grant Notice and Option Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.2	8-K	January 6, 2016	001-36471

10.7(1)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.3	8-K	January 6, 2016	001-36471
10.8†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented	10.17	S-1/A	May 7, 2014	333-195089
10.9	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 4, 2016	10.6	10-Q	July 29, 2016	001-36471
10.10	Lease Agreement, dated April 14, 2011 between MobileIron, Inc. and Renault & Handley Employees Investment Company	10.7	S-1	April 7, 2014	333-195089
10.11	First Amendment to Lease Agreement, dated April 18, 2014 between the Registrant and Renault & Handley Middlefield Road Joint Venture, as successor to Renault & Handley Employees Investment Company	10.8	S-1/A	April 23, 2014	333-195089
10.12	Lease Agreement, dated June 25, 2014, between MobileIron Inc. and Handley-Tittle Middlefield Joint Venture	10.8	10-Q	August 7, 2014	001-36471
10.13	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
10.14	Second Amendment to Lease, dated November 9, 2015, by and among the Company and Renault & Handley Middlefield Road Joint Venture	10.1	8-K	November 12, 2015	001-36471

10.15(1)	Form of Indemnity Agreement entered into between MobileIron, Inc. and each of its directors and its executive officers	10.6	S-1	April 7, 2014	333-195089
10.16(1)	Amended and Restated Severance Benefit Plan Participation Notice between MobileIron, Inc. and Simon Biddiscombe, dated August 28, 2015	10.18	10-K	February 14, 2017	001-36471
10.17(1)	At-Will Employment Agreement between MobileIron, Inc. and Daniel Fields, dated December 29, 2015	10.31	10-K	February 23, 2016	001-36471
10.18(1)	Severance Benefit Plan Participation Notice between MobileIron, Inc. and Daniel Fields, dated December 29, 2015	10.21	10-K	February 14, 2017	001-36471
10.19(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.20(1)	MobileIron, Inc. Amended and Restated Non-Employee Director Compensation Policy	10.3	10-Q	July 29, 2016	001-36471
10.21	Sublease, effective March 1, 2017, between MobileIron, Inc. and Vendavo, Inc.	10.1	8-K	March 3, 2017	001-36471
10.22	MobileIron, Inc. 2017 Executive Bonus Plan	10.1	8-K	April 25, 2017	001-36471
10.23	MobileIron, Inc. 2017 Non-Executive Bonus Plan	10.3	10-Q	May 2, 2017	001-36471
10.24	Lease Deed between MobileIron, Inc. and RMZ Ecoworld Infrastructure Private Limited, dated July 27, 2017	10.1	10-Q	November 3, 2017	001-36471
10.25	Offer Letter between the Company and Greg Randolph, dated October 29, 2017	10.2	10-Q	November 3, 2017	001-36471

10.26	Offer Letter between the Company and Simon Biddiscombe, dated November 2, 2017	10.3	10-Q	November 3, 2017	001-36471
10.27	Bonus Retention Agreement between the Company and Daniel Fields, dated October 31, 2017	10.4	10-Q	November 3, 2017	001-36471
10.28	Separation Agreement between the Company and Barry Mainz, dated October 31, 2017	10.5	10-Q	November 3, 2017	001-36471
10.29	Attornment Agreement between Middlefield Realty Property Holdings LLC, Vendavo, Inc. and MobileIron, Inc., dated December 18, 2017					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1*	Amendments to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., various dates	99.1	8-K	February 6, 2017

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Label Linkbase
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested as to certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	Management contract or compensation plan or arrangement.
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
Shawn Ayers
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Dated: March 12, 2018

The undersigned directors and officers of MobileIron, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Simon Biddiscombe and Shawn Ayers, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon Biddiscombe		March 12, 2018
Simon Biddiscombe	President and Chief Executive Officer (Principal Executive Officer)

/s/ Shawn Ayers		March 12, 2018
Shawn Ayers	Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Kenneth Klein		March 12, 2018
Kenneth Klein	Director

/s/ Aaref Hilaly		March 12, 2018
Aaref Hilaly	Director

/s/ Matthew Howard		March 12, 2018
Matthew Howard	Director

/s/ Frank Marshall		March 12, 2018
Frank Marshall	Director

/s/ Tae Hea Nahm		March 12, 2018
Tae Hea Nahm	Director

/s/ James Tolonen		March 12, 2018
James Tolonen	Director

/s/ Jessica Denecour		March 12, 2018
Jessica Denecour	Director