Form 10-Q
period 2018-03-31
MOBILEIRON, INC.
filed 2018-05-04
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

At April 30, 2018, there were 100,635,147 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2018

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

In addition, statements such as "we believe" and similar statements reflect our beliefs and opinions on the relevant subject.  These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.  These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$96,311	$85,833
Short-term investments	2,995	6,797
Accounts receivable, net of allowance for doubtful accounts of $475 at both March 31, 2018 and December 31, 2017	35,605	50,629
Deferred commissions - current	8,412	9,285
Prepaid expenses and other current assets	6,892	5,510
TOTAL CURRENT ASSETS	150,215	158,054
Property and equipment—net	8,205	8,812
Deferred commissions - noncurrent	9,022	9,123
Goodwill	5,475	5,475
Other assets	2,737	2,976
TOTAL ASSETS	$175,654	$184,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,259	$1,369
Accrued expenses	16,119	25,070
Unearned revenue - current	57,559	55,105
Customer arrangements with termination rights	17,187	19,546
TOTAL CURRENT LIABILITIES	92,124	101,090
Long-term liabilities:
Unearned revenue - noncurrent	23,366	21,917
Other long-term liabilities	1,784	1,881
TOTAL LIABILITIES	117,274	124,888

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 100,608,155 shares and 97,203,950 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	11	10
Additional paid-in capital	435,722	420,525
Accumulated deficit	(377,353)	(360,983)
TOTAL STOCKHOLDERS’ EQUITY	58,380	59,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,654	$184,440

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue
License	$12,441	$14,420
Cloud services	11,150	9,023
Software support and services	20,098	18,666
Total revenue	43,689	42,109

Cost of revenue
License	431	447
Cloud services	2,571	1,946
Software support and services	4,975	4,877
Total cost of revenue	7,977	7,270
Gross profit	35,712	34,839

Operating expenses:
Research and development	21,335	17,193
Sales and marketing	23,681	23,663
General and administrative	7,222	6,188
Litigation settlement charge	—	1,143
Total operating expenses	52,238	48,187

Operating loss	(16,526)	(13,348)
Other income - net	503	174
Loss before income taxes	(16,023)	(13,174)
Income tax expense	347	199
Net loss	$(16,370)	$(13,373)
Net loss per share, basic and diluted	$(0.17)	$(0.15)
Weighted-average shares used to compute net loss per share, basic and diluted	98,645	90,439

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2017	97,203,950	$10	$420,525	$(360,983)	$59,552
Issuance of common stock for stock option exercises	378,398	—	655	—	655
Issuance of common stock pursuant to the Employee Stock Purchase Plan	829,182	—	2,339	—	2,339
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621	—	9,622
Shares withheld for net settlement of Employee Stock-Settled Bonus Plans	(752,564)	—	(3,724)	—	(3,724)
Vesting of restricted stock units	975,803	—	—	—	—
Stock-based compensation	—	—	6,306	—	6,306
Net loss	—	—	—	(16,370)	(16,370)
BALANCE—March 31, 2018	100,608,155	$11	$435,722	$(377,353)	$58,380

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,370)	$(13,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	10,693	6,547
Depreciation	970	788
Amortization of intangible assets	100	154
Accretion of premium on investment securities	(12)	(30)
Gain on disposal of fixed assets	41	—
Changes in operating assets and liabilities:
Accounts receivable	14,438	5,682
Deferred commissions	974	361
Other current and noncurrent assets	(656)	(8,125)
Accounts payable	3	1,855
Unearned revenue	3,903	3,455
Customer arrangements with termination rights	(2,360)	12
Accrued expenses and other long-term liabilities	(2,544)	3,398
Net cash provided by operating activities	9,180	724

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(516)	(393)
Proceeds from maturities of investment securities	6,800	24,965
Purchase of investment securities	(2,986)	—
Net cash provided by investing activities	3,298	24,572

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	1,069	1,130
Taxes paid for net settlement of stock-settled bonus	(3,724)	(3,024)
Proceeds from exercise of stock options	655	1,817
Net cash used in financing activities	(2,000)	(77)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,478	25,219
CASH AND CASH EQUIVALENTS—Beginning of period	85,833	54,043
CASH AND CASH EQUIVALENTS—End of period	$96,311	$79,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$474	$241
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$5,898	$5,123
Value of shares issued under the Employee Stock Purchase Plan	$2,339	$2,110
Unpaid property and equipment purchases	$113	$—

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of March 31, 2018, our operating results for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017. Our operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes theretofore the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains in the consolidated statements of operations. We recognized a foreign currency gain of $181,000 and $8,000 in the three months ended March 31, 2018 and 2017, respectively, in other income—net in our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

These estimates include, but are not limited to, revenue recognition, deferred commissions and commissions expense, stock-based compensation, goodwill, and accounting for income taxes. Actual results could differ from those estimates.

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

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At March 31, 2018 and December 31, 2017 we had an allowance for doubtful accounts of $475,000.

One reseller accounted for 12% of total revenue (1% as an end customer) and 16% of total revenue (1% as an end customer) for the three months ended March 31, 2018 and 2017, respectively. The same reseller accounted for 8% and 17% of net accounts receivable as of March 31, 2018 and December 31, 2017, respectively.

There were no other resellers or end-user customers that accounted for 10% or more as a percentage of our revenue or net accounts receivable for any period presented.

Segments

We have one reportable segment.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue Presentation

License revenue includes sales of perpetual software licenses, software licenses sold as part of on-premises term subscriptions, and hardware.

Cloud services include sales of cloud-based solutions that allow customers to use hosted software over a contract period without taking possession of our software and are typically provided on a subscription or usage basis.

Software support and services revenue includes sales of software support sold as part of on-premises term subscriptions, software support of perpetual licenses, and professional services.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase on-premises software licenses as perpetual licenses or as part of subscriptions. On-premises licenses are considered distinct performance obligations and revenue from the licenses is recognized upfront when the software is made available to the customer.

Software support and services convey rights to the upgrades released over the contract period and provide support and tools to help customers deploy and use our products more efficiently. Revenue allocated to software support and services is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given that the software support and services comprise a distinct performance obligations that is satisfied over time.

On-premises subscriptions and software support and services occasionally contain termination rights. We recognize revenue from those arrangements, including the distinct licenses contained therein, as the termination rights for the performance obligation expire. See also Unearned Revenue and Customer Arrangements with Termination Rights below.

Cloud services, which allow customers to use hosted software over a contract period without taking possession of our software, are provided on a subscription or usage basis. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract period and revenue related to cloud services based on usage is generally recognized as the usage occurs.

Professional services include consulting, deployment and training services. Our professional services represent distinct performance obligations as our customers benefit from the services separately or together with other readily available resources. Professional services revenue is recognized as services are delivered.

Appliance revenue was less than 5% of total revenue for all periods presented and is included as a component of license revenue within the consolidated statements of operations.

Refer to Note 13 – Segment and Disaggregation of Revenue Information for further information.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time.

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. We use a range of amounts to estimate the SSP for items that are not sold separately, including on-premises licenses sold with software support and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer classes and circumstances. In these instances, we may use information such as the size and type of customer in determining the SSP.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customer in full at the inception of the contract. We occasionally invoice customers annually at the beginning of each annual period. When this occurs, we record an unbilled receivable related to revenue recognized for multi-year on-premises licenses when we have an unconditional right to invoice and receive payment in the future related to those licenses or when we have the right to invoice future monthly periods under committed monthly recurring charge (“MRC”) agreements. The majority of our MRC agreements are for a month to month term (“non-committed”) or usage-based.

Payment terms and conditions vary by contract type, although terms generally include a requirement of pay within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers, such as invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, or to provide customers with financing, such as multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

As of March 31, 2018 and December 31, 2017, the balance of accounts receivable, net of the allowance for doubtful accounts, included $1.9 million and $2.5 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of March 31, 2018 and December 31, 2017, unbilled receivables included in other long-term assets on our consolidated balance sheets were $790,000 and $977,000, respectively.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Unearned Revenue and Customer Arrangements with Termination Rights

We generally invoice our customers upfront for subscriptions and software support and services associated with perpetual licenses. Unearned revenue from those upfront billings is comprised of unearned revenue from cloud-based subscriptions, software support and services for on-premises subscriptions, software support and services associated with perpetual licenses and professional services to be performed in the future.

Because some of our arrangements with customers contain termination rights, the arrangements do not meet the definition of a contract under Accounting Standard Codification Topic 606, Revenue Recognition from Contracts with Customers, or ASC 606, and are not recorded as unearned revenue and instead are recorded as “customer arrangements with termination rights” on our consolidated balance sheets.

Refer to Note 12 – Unearned Revenue for further information on unearned revenue, changes in unearned revenue during the period, and customer arrangements with termination rights.

Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer. We have determined that certain sales incentive programs meet the requirements to be capitalized and we include those costs in current and non-current deferred commission on our consolidated balance sheets.

Deferred commissions are amortized over the period commensurate with revenue recognition of the associated contracts.

Changes in deferred commissions were as follows for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Balance, beginning of period	$18,408	$18,738
Deferral of commissions earned	3,099	3,711
Recognition of commission expense	(4,073)	(4,016)
Impairment of deferred commissions	-	(56)
Balance, end of period	$17,434	$18,377

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2018 and December 31, 2017 cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2018 and 2017, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Long-Lived Assets with Finite Lives

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including property and equipment, by comparison of its carrying amount to the future discounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends.

On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended March 31, 2018 and 2017 was not significant.

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

Income Tax

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act (the Tax Act), which significantly reforms the Internal Revenue Code of 1986, as amended. As of March 31, 2018, the Tax Act has no effect on our existing deferred taxes and related disclosures. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit in the three months ended March 31, 2018 associated with the impact from US tax reform.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. However, due to taxable loss carryovers available and a full valuation position there is no income tax expense or benefit expected in relation to the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) and also its treatment of potential global intangible low-taxed income (“GILTI”). During the three months ended March 31, 2018, we did not make any adjustments to the consolidated financial statements within the measurement period in accordance with SAB 118.

Revenue from Contracts with Customers

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard ASC 606. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard using the full retrospective method to restate each prior reporting period presented.

The standard was effective for us beginning January 1, 2018. In preparation for adoption of the standard, we implemented internal controls and key system functionality to enable the preparation of financial information and reached conclusions on key accounting assessments related to the standard, including our assessment of the impact of accounting for costs incurred to obtain a contract.

The most significant impact of the standard relates to the elimination of the requirement to have vendor specific objective evidence, or VSOE, of fair value to separate and recognize revenue for products and services in a contract. The elimination of the VSOE requirement causes a significant change to the timing of revenue recognition for on-premises software term license revenue and other multiple-element arrangements with products or services that lacked VSOE of fair value. Our on-premises term license agreements include distinct software licenses and software support and services. Under ASC 606, we recognize the software license revenue at the time of delivery and recognize the software support and services revenue ratably over the term of the subscription agreements. Under Accounting Standard Codification Topic 605, Revenue Recognition, or ASC 605, we recognized all revenue from those arrangements ratably over the term of the subscription agreements. Due to the complexity of certain of our revenue contracts, the actual revenue recognition treatment required under the new standard depends on contract-specific terms and in some instances may vary from recognition at the time of delivery. The timing of revenue recognized from our cloud offerings, perpetual licenses, professional services and hardware remain substantially unchanged.

In addition, Accounting Standards Codification Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, or ASC 340, requires us to recognize an asset for the incremental costs of obtaining a contract with a customer if our sales incentive programs meet the requirements for capitalization. Previously we recorded these incremental costs of obtaining a contract as commission expense when we booked a sales transaction; whereas under ASC 340, we record an asset for the incremental cost to obtain a contract and recognize the cost over the period commensurate with revenue recognition.

In connection with our adoption of ASC 606 on January 1, 2018 there was an increase to the Company’s deferred income tax liabilities and an offsetting reduction in the valuation allowance recorded against deferred tax assets.  No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets.  During the three months ended March 31, 2018, there is no income tax expense or benefit recorded as a result of the adoption of the ASC 606.

Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands except per share data):

	Three Months Ended March 31, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$42,288	$(179)	$42,109
Total operating expenses	47,826	361	48,187
Net loss	(12,833)	(540)	(13,373)
Net loss per share, basic and diluted	(0.14)	(0.01)	(0.15)

	December 31, 2017
		New Revenue
		Standard	As
Balance Sheets:	As Reported	Adjustment	Adjusted
Assets
Accounts receivable, net	$48,171	2,458	$50,629
Deferred commissions-current	—	9,285	9,285
Deferred commissions-noncurrent	—	9,123	9,123
Other assets	1,999	977	2,976
Liabilities and stockholders' equity
Accrued expenses	24,995	75	25,070
Unearned revenue-current	84,467	(29,362)	55,105
Unearned revenue-noncurrent	28,034	(6,117)	21,917
Customer arrangements with termination rights	—	19,546	19,546
Total stockholders' equity	21,851	37,701	59,552

2.Significant Balance Sheet Components

Accounts Receivable, Net —Accounts receivable, net at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable - billed	$34,208	$48,646
Accounts receivable - unbilled	1,872	2,458
Allowance for doubtful accounts	(475)	(475)
Accounts receivable, net	$35,605	$50,629

Property and Equipment —Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computers and appliances	$12,732	$13,178
Purchased software	4,224	4,063
Furniture and fixtures	1,737	1,734
Leasehold improvements	3,229	3,226
Total property and equipment	21,922	22,201
Accumulated depreciation and amortization	(13,717)	(13,389)
Total property and equipment—net	$8,205	$8,812

Accrued Expenses —Accrued expenses at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued commissions	$2,775	$3,989
Accrued stock-settled bonus	2,469	7,705
Employee Stock Purchase Plan liability	778	2,047
Other accrued payroll-related expenses	3,383	4,285
Other accrued liabilities	6,714	7,044
Total accrued expenses	$16,119	$25,070

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of March 31, 2018 or December 31, 2017.

Our financial instruments measured at fair value as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$14,443	$—	$—	$14,443
Corporate debt securities	—	6,145	—	6,145
Commercial paper	—	49,609	—	49,609
Certificate of deposit	—	1,500	—	1,500
Total	$14,443	$57,254	$—	$71,697

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$10,583	$—	$—	$10,583
Corporate debt securities	—	7,076	—	7,076
Commercial paper	—	51,796	—	51,796
Total	$10,583	$58,872	$—	$69,455

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities and obligations of foreign government related entities. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$6,146	$—	$(1)	$6,145
Commercial paper	49,618	—	(9)	49,609
Certificate of deposit	1,500	—	—	1,500
Total	$57,264	$—	$(10)	$57,254

	As of December 31, 2017
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$7,078	$—	$(2)	$7,076
Commercial paper	51,805	—	(9)	51,796
Total	$58,883	$—	$(11)	$58,872

The following table summarizes the balance sheet classification of our investments:

	As of March 31,	As of December 31,
(in thousands)	2018	2017
Cash equivalents	$54,269	$52,086
Short-term investments	2,995	6,797
Total investments	$57,264	$58,883

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of March 31, 2018		As of December 31, 2017
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$57,264	$57,254	$58,883	$58,872
Due after one year through five years	—	—	—	—
Total	$57,264	$57,254	$58,883	$58,872

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three months ended March 31, 2018, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Restructuring Charges

We initiated a reduction in our workforce and exited an office facility in 2017 to further align our cost structure with expected revenue growth and recorded all amounts associated with the restructuring plan as an expense in 2017.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, in the three months ended March 31, 2018 (in thousands):

Severance
and Related Costs
Balance, December 31, 2017	$497
Provision for restructuring charges	—
Cash payments	(207)
Balance, March 31, 2018	$290

The remaining restructuring balance of $290,000 at March 31, 2018 is for severance and office facility rent that we expect to pay by December 31, 2018.

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

In May 2015, we issued a letter of credit for $1.5 million as a security deposit for a new lease for office space in a building in Mountain View, California, and in November 2017 we issued a bank guarantee to a customer of approximately $3.0 million that can be drawn if we become insolvent or bankrupt. The issuances of the letter of credit and bank guarantee reduced the borrowing capacity under our line of credit to approximately $15.5 million.

In June 2017, we amended our revolving line of credit and extended its maturity date to June 2018.

There were no other outstanding amounts under the line of credit at March 31, 2018 or December 31, 2017 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of March 31, 2018 and December 31, 2017. No shares of convertible preferred stock were issued and outstanding as of March 31, 2018 or December 31, 2017.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of  March 31, 2018 and December 31, 2017. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of March 31, 2018 and December 31, 2017, we reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2018	2017
Options outstanding	6,863,647	7,738,496
Unvested restricted stock units outstanding	12,016,947	12,906,030
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	5,909,103	1,859,997
Shares available for purchase under the Employee Stock Purchase Plan	1,133,358	990,501
Total	25,923,055	23,495,024

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2018, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 4,860,197 shares, which was 5% of the total number of shares of our common stock outstanding at December 31, 2017.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of March 31, 2018, there were 1,077,500 options and restricted stock units outstanding under the Inducement Plan.

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

As of March 31, 2018 and December 31, 2017,  approximately 1,133,358 and 990,501 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2018, we increased the number of shares available for issuance under the ESPP by 972,039 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2017.

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

Our restricted stock unit activity for the three months ended March 31, 2018 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	12,906,030	$4.72
Granted	3,653,521	4.64
Vested	(2,949,189)	4.89
Forfeitures	(1,593,415)	4.41
Unvested, March 31, 2018	12,016,947	$4.69

Bonus Plans

In May 2016, our compensation committee approved the 2016 Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or 2016 Bonus Plans, each effective as of January 1, 2016, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics. We issued 1,010,550 shares of unrestricted common stock in the first quarter of 2017, after withholding 677,547 shares to cover employee payroll taxes which we paid in cash.

In April 2017, the Compensation Committee of our board of directors approved the 2017 Executive Bonus Plan and 2017 Non-Executive Bonus Plan, or collectively, the 2017 Bonus Plans. The 2017 Bonus Plans provided for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2017 Company metrics. We issued 1,220,822 shares of unrestricted common stock in the first quarter of 2018, after withholding 752,564 shares to cover employee payroll taxes which we paid in cash.

In March 2018, the Compensation Committee of our board of directors approved the 2018 Non-executive Bonus Plan which provides for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2018 Company metrics.

In April 2018, the Compensation Committee of our board of directors approved the 2018 Executive Bonus Plan. The 2018 Executive Bonus Plans provides for the issuance of shares of unrestricted common stock to our executive officers based on the achievement of certain 2018 Company metrics.

Shares issued under the aforementioned Bonus Plans are issued from our 2014 Plan and reduce the 2014 Plan shares available for issuance.

We record stock-based compensation expense related to the Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company metrics. To the extent that updated estimates of bonus expense differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period those estimates are revised.

In the three months ended March 31, 2017, we recorded $1.7 million of stock-based compensation expense under the 2016 Bonus Plans. In the three months ended March 31, 2018, we recorded $1.9 million of stock-based compensation expense under the 2017 Bonus Plans and $2.5 million of stock-based compensation expense under the 2018 Non-Executive Bonus Plan.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the three months ended March 31, 2018 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2017	1,859,997	7,738,496	$4.34	3.96	$4,897
Authorized	4,860,197	—
Stock options granted	(150,000)	150,000	4.75
Issuance of shares under 2017 Bonus Plans	(1,974,771)	—
Shares withheld from net settlement of restricted stock units	752,564
Restricted stock units granted	(1,678,750)	—
Exercised	—	(378,398)	1.73
Stock options canceled	646,451	(646,451)	3.90
Restricted stock units canceled	1,593,415	—
Balance—March 31, 2018	5,909,103	6,863,647	$4.53	4.01	$7,922
Vested and exercisable—March 31, 2018		6,190,488	$4.51	3.61	$7,405
Vested and expected to vest(1)—March 31, 2018		6,756,612	$4.53	3.94	$7,834

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$1,382	$701
Research and development	4,767	2,766
Sales and marketing	2,529	1,772
General and administrative	2,015	1,308
Total	$10,693	$6,547

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected dividend yield	—	—
Risk-free interest rate	2.7%	2.1%
Expected volatility	50%	41%
Expected life (in years)	6.1	6.1

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected dividend yield	—	—
Risk-free interest rate	2.0%	0.9%
Expected volatility	52%	34%
Expected life (in years)	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of March 31, 2018, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$1.0	2.6
Restricted stock units	41.8	2.7
ESPP	0.8	0.6
Total	$43.6

10.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,500 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so to date.

11.Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2018 and 2023.

Rent expense for both three months ended March 31, 2018 and 2017 was $1.7 million. The aggregate future minimum lease payments under our agreements as of March 31, 2018 are as follows (in thousands):

Year
2018 (remaining)	$7,261
2019	6,903
2020	5,044
2021	3,833
2022	2,920
Thereafter	465
Total	$26,426

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

On March 8, 2017, the Company reached an agreement in principle to settle the above-described actions and the court granted preliminary approval of that settlement on June 9, 2017. The court approved the settlement on August 21, 2017 and entered final judgment in the case on October 11, 2017 releasing all parties.  The settlement called for a payment of $7.5 million to the plaintiffs in resolution of all claims against the Company, its officers, directors and the other defendants. The Company contributed $1.1 million to the settlement in the three months ended September 30, 2017. This amount represented the remainder of the Company’s retention amount under its Director & Officer liability insurance policy. The balance was paid by the Company’s Director & Officer liability insurance.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through March 31, 2018, we have not received any material written claim for indemnification.

12.Unearned Revenue

Changes in unearned revenue were as follows for the three months ended March 31, 2018 and 2017:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Balance, beginning of period	$77,022	$60,588
Billings, excluding billing for the customer arrangements with termination rights	44,213	41,214
Additions to unearned revenue upon expiration of termination rights	4,152	4,148
Recognition of revenue, net of change in unbilled accounts receivable*	(44,462)	(41,907)
Balance, end of period	$80,925	$64,043

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:
	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Revenue billed as of the end of period	$44,462	$41,907
Increase (decrease) in total unbilled accounts receivable	(773)	202
Revenue Reported per Condensed Consolidated Statement of Operations	$43,689	$42,109

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $92.4 million as of March 31, 2018, of which we expect to recognize approximately 70% as a revenue over the next 12 months and the remainder thereafter.

As of March 31, 2018 and December 31, 2017, the balance of customer arrangements that contain termination rights was $17.2 million and $19.5 million, respectively.

13.Segment and Disaggregated Revenue Information

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

Approximately $2.4 million and $2.7 million, or 30%, as of March 31, 2018 and December 31, 2017, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Revenue
United States	$18,767	$19,434
International	24,922	22,675
Total	$43,689	$42,109

We recognized revenue of $7.0 million, or 16% of total revenue, and $5.4 million, or 13% of total revenue, from customers with a billing address in Germany for the three months ended March 31, 2018 and 2017, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three months ended March 31, 2018 or 2017.

Revenue from recurring and nonrecurring contractual arrangements:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Perpetual license - point-in-time	$8,904	$11,138
Professional services - point-in-time	965	685
Non-recurring revenue	9,869	11,823
On-premise subscriptions - point-in-time	3,537	3,282
On-premise subscriptions - ratable	3,886	3,735
Cloud subscriptions - ratable	11,150	9,023
Software support on perpetual licenses- ratable	15,247	14,246
Recurring revenue	33,820	30,286
Total revenue	$43,689	$42,109

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(16,370)	$(13,373)
Denominator:
Weighted–average shares outstanding	98,645	90,441
Less: weighted average shares subject to repurchase	—	(2)
Weighted–average shares used to compute basic and diluted net loss per share	98,645	90,439
Basic and diluted net loss per share	$(0.17)	$(0.15)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,	March 31,
	2018	2017
Stock options outstanding, net of unvested exercised stock options	6,863,647	8,776,600
Unvested restricted stock units	12,016,947	11,558,974
ESPP shares	269,998	311,920
Stock-settled bonus shares	299,299	—
Total potentially dilutive securities	19,449,891	20,647,494

For March 31, 2017, we have corrected the previously reported amount to include 311,920 additional shares related to our ESPP that was excluded from the computation of the weighted-average diluted shares because such securities have an antidilutive impact due to losses reported. We do not consider this correction to be material, and there was no impact to our consolidated interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 12, 2018. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

Our total revenue in the three months ended March 31, 2018 was $43.7 million compared to $42.1 million in the three months ended March 31, 2017.

Revenue from licenses, cloud services and software support and services represented 28%, 26% and 46% of total revenue, respectively, in the three months ended March 31, 2018. Revenue from licenses, cloud services and software support and services represented 34%, 21% and 45% of total revenue, respectively, in the three months ended March 31, 2017. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses was 77% of total revenue in the three months ended March 31, 2018 compared to 72% in the three months ended March 31, 2017.

Our license revenue in the three months ended March 31, 2018 was $12.4 million, representing a decrease of $2.0 million, or 14%, compared to the three months ended March 31, 2017. The decline in license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of subscriptions rather than perpetual licenses.

Our cloud services revenue in the three months ended March 31, 2018 was $11.2 million, representing an increase of $2.1 million, or 24%, compared to the three months ended March 31, 2017, reflecting our customers’ preference to purchase cloud services. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our software support and services revenue in the three months ended March 31, 2018 was $20.1 million, representing an increase of $1.4 million, or 8%, compared to the three months ended March 31, 2017. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses, renewals of on-premise subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our billings were $46.0 million and $45.4 million in the three months ended March 31, 2018 and 2017, respectively, representing a growth rate of 1%. Our billings were $200.9 million, $182.1 million, and $165.0 million in 2017, 2016 and 2015, respectively, representing growth rates of 10% from both 2016 to 2017 and 2015 to 2016. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three months ended March 31, 2018, and the full years 2017 and 2016, 57%, 53% and 54%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In 2016 and 2017, we focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $53.4 million and $65.5 million in 2017 and 2016, respectively, and incurred a net loss of $16.4 million in the three months ended March 31, 2018. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards cloud subscription licensing, increasing and entrenched competition with respect to pricing, product features and other factors, changes in our pricing model, the amount of partner solutions we sell, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, the ability of our sales organization to retain its key employees and leadership team, and continued stock-based compensation charges from restricted stock unit grants and stock-settled bonuses. Future profitability is also dependent on our ability to manage our expenses, which are being impacted by increasing overhead costs associated with security initiatives, new revenue guidance implementation, office expansion in India, increased depreciation expense from capital expenditures for our new headquarters office and office in India, network and data center upgrades, and software projects. We will need to increase operating efficiency, which may be challenging given our operational complexity. In addition, the new revenue accounting standard may impact our profitability and may make our financial results more difficult to predict.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe that there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, commissions, stock-based compensation expense, goodwill and income taxes.

Revenue Recognition

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with software support. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.

We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer in determining the SSP.

Our products are sometimes sold with a right of refund which we have to consider when estimating the amount of revenue to recognize.

The new standard related to revenue recognition had a material impact on our consolidated financial statements. Refer to Note 1 – Accounting Policies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Commissions

Current accounting principles require us to defer commission costs and amortize them in a manner consistent with how we recognize revenue. Key judgments that impact our commission expense includes estimating our customer life and the determination of the impairment of commission assets we deem to be unrecoverable.

Goodwill

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We evaluated our goodwill for impairment in the three months ended March 31, 2018 and 2017 and observed no impairment indicators.

Stock-Based Compensation

Stock-based compensation costs related to restricted stock and stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For stock awards we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $99.7 million as of December 31, 2017. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. The allowance will be released if evidence indicates that it becomes more likely than not that the tax asset may be utilized.

Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, has not materially impacted our balance sheet or statement of operations.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These non-GAAP financial measures exclude stock-based compensation, amortization of intangible assets and a litigation settlement charge.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. We exclude stock-based compensation expense because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance. In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between MobileIron operating results and those of other companies. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets can be significantly affected by the timing and size of our acquisitions. Amortization of intangible assets is not expected to recur in future periods.

Litigation settlement charge

In our non-GAAP financial measures, we have excluded the charge for the cost of the settlement of our shareholder litigation. While it is possible that we will have material litigation-related charges in the future, we do not expect it to be a consistently recurring expense.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, and the litigation settlement charge from various non-GAAP financial metrics such as gross profit, gross margin, operating income (loss), operating margin, net income (loss), and net income (loss) per share provides useful measures for management and investors. Stock-based compensation and the amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. We have not historically had a material litigation-related settlement charge. While it is possible that we will have material litigation settlement charges in the future, we do not expect such charges to be a consistently recurring expense. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees. Amortization of intangible assets is not expected to be a recurring expense.

Billings and free cash flow

Our non-GAAP financial measures also include: billings, which we define as total revenue plus the change in unearned revenue plus the change in customer arrangements in termination rights minus the change in unbilled accounts receivable in a period; and free cash flow, which we define as cash provided by (used in) operating activities less the amount of property and equipment purchased. We consider billings to be a useful metric for management and investors because subscription billings and software support and services billings drive unearned revenue and customer arrangements with termination rights, which are important indicators of future revenue. There are limitations related to the use of billings. First, billings include amounts that have not yet been recognized as revenue. Second, our calculation of billings may be different from other companies that report similar financial measures. We compensate for these limitations by evaluating billings together with revenue calculated in accordance with GAAP, including recurring revenue. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures (unaudited):

	Three Months Ended
	March 31,
(in thousands, except percentages and per share data)	2018	2017
Billings	$46,006	$45,374
Year-over-year percentage increase	1.4%	—
Non-GAAP gross profit	$37,194	$35,694
Non-GAAP gross margin	85.1%	84.8%
Non-GAAP operating loss	$(5,733)	$(5,504)
Non-GAAP operating margin	(13.1)%	(13.1)%
Non-GAAP net loss	$(5,577)	$(5,529)
Non-GAAP loss per share	$(0.06)	$(0.06)
Free cash flow	$8,664	$331

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended
	March 31,
	2018	2017
(in thousands, except percentages and per share data)
Billings reconciliation:
Total revenue	$43,689	$42,109
Total unearned revenue, end of period	80,925	64,043
Less: Total unearned revenue, beginning of period	(77,022)	(60,588)
Total customer arrangements with termination rights, end of period	17,187	14,210
Less: Total customer arrangements with termination rights, beginning of period	(19,546)	(14,198)
Total unbilled accounts receivable, end of period	(2,662)	(3,013)
Less: Total unbilled accounts receivable, beginning of period	3,435	2,811
Total change in unearned revenue	2,317	3,265
Billings	$46,006	$45,374
Non-GAAP gross profit reconciliation:
Gross profit	$35,712	$34,839
Add: Stock-based compensation expense	1,382	701
Add: Amortization of intangible assets	100	154
Non-GAAP gross profit	$37,194	$35,694
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.7%	82.7%
GAAP to non-GAAP gross margin adjustments	3.4%	2.1%
Non-GAAP gross margin	85.1%	84.8%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(16,526)	$(13,348)
Add: Stock-based compensation expense	10,693	6,547
Add: Amortization of intangible assets	100	154
Add: Litigation settlement charge	—	1,143
Non-GAAP operating loss	$(5,733)	$(5,504)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(37.8)%	(31.7)%
GAAP to non-GAAP operating margin adjustments	24.7%	18.6%
Non-GAAP operating margin	(13.1)%	(13.1)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(16,370)	$(13,373)
Add: Stock-based compensation expense	10,693	6,547
Add: Amortization of intangible assets	100	154
Add: Litigation settlement charge	—	1,143
Non-GAAP net loss	$(5,577)	$(5,529)
Non-GAAP net loss per share reconciliation:
GAAP net loss	$(0.17)	$(0.15)
Add: Stock-based compensation expense	0.11	0.08
Add: Amortization of intangible assets	—	—
Add: Litigation settlement charge	—	0.01
Add: Restructuring charge	—	—
Non-GAAP net loss per share	$(0.06)	$(0.06)
Free cash flow:
Net cash provided by operating activities	$9,180	$724
Purchase of property and equipment	(516)	(393)
Free cash flow	$8,664	$331

Results of Operations

Revenue

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue for the three months ended March 31, 2018 and 2017.

Cloud Services

Cloud services include sales of cloud-based solutions that allow customers to use hosted software over a contract period without taking possession of our software and are typically provided on a subscription or usage basis. We recognize revenue from cloud-based subscriptions ratably over the term of the subscriptions or, if usage based, as the usage is billed.

Software support and services

Software support and services revenue consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses, on-premises subscriptions, and professional services. Revenue from software support for both perpetual and on-premises subscriptions is recognized ratably over the support or subscription term.

Cost of Revenue

License

Our cost of license revenue consists of the cost of third-party software royalties, appliances and amortization of intangible assets.

Cloud Services

Our cloud services cost of revenue consists of cloud service data center operations expense, the portion of our global Customer Success organization (See Software support and services below) associated with our cloud services business, and third-party royalties. Cloud service data center operations expenses primarily consist of personnel costs, third-party hosting facilities, telecommunication and information technology costs.

Software support and services

Our software support and services cost of revenue consists of the portion of our global Customer Success organization expenses associated with our software support business and third-party royalties. Costs associated with our global Customer Success organization include our customer support, professional services, customer advocacy and training teams. These costs consist of personnel costs, stock-based compensation, depreciation, facilities and information technology costs.

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, mix between perpetual, on-premises and cloud subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any. For example, in the three months ended March 31, 2018, stock-based compensation expense in operating expenses was $9.3 million compared to $5.8 million in the three months ended March 31, 2017.

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

Litigation Settlement Charge

The litigation settlement charge is the expense associated with the settlement of shareholder litigation.

Other Income—Net

Other income, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents and fixed income securities. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations.

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

	Three Months Ended
	March 31,
	2018	2017
Revenue
License	$12,441	$14,420
Cloud services	11,150	9,023
Software support and services	20,098	18,666
Total revenue	43,689	42,109
Cost of revenue (1)
License	431	447
Cloud services	2,571	1,946
Software support and services	4,975	4,877
Total cost of revenue	7,977	7,270
Gross profit	35,712	34,839

Operating expenses:
Research and development (1)	21,335	17,193
Sales and marketing (1)	23,681	23,663
General and administrative (1)	7,222	6,188
Litigation settlement charge	—	1,143
Total operating expenses	52,238	48,187
Operating loss	(16,526)	(13,348)
Other income - net	503	174
Loss before income taxes	(16,023)	(13,174)
Income tax expense	347	199
Net loss	$(16,370)	$(13,373)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,
	March 31,
	2018	2017
Cost of revenue	$1,382	$701
Research and development	4,767	2,766
Sales and marketing	2,529	1,772
General and administrative	2,015	1,308
Total	$10,693	$6,547

	Three Months Ended
	March 31,
	2018	2017
Revenue
License	28%	34%
Cloud services	26	21
Software support and services	46	45
Total revenue	100	100
Cost of revenue
License	1	1
Cloud services	6	5
Software support and services	11	11
Total cost of revenue	18	17
Gross profit	82	83
Operating expenses:
Research and development	49	41
Sales and marketing	54	56
General and administrative	17	15
Litigation settlement charge	—	3
Total operating expenses	120	115
Operating loss	(38)	(32)
Other income - net	2	—
Loss before income taxes	(36)	(32)
Income tax expense	1	—
Net loss	(37)%	(32)%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
License	$12,441	$14,420	$(1,979)	(14)%
Cloud services	11,150	9,023	2,127	24
Software support and services	20,098	18,666	1,432	8
Total revenue	$43,689	$42,109	$1,580	4%

Percentage of total revenue
License	28%	34%
Cloud services	26	21
Software support and services	46	45
	100%	100%

	Three Months Ended
	March 31,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$18,767	43%	$19,434	46%	$(667)	(3)%
International	24,922	57	22,675	54	2,247	10
Total revenue	$43,689	100%	$42,109	100%	$1,580	4%

License revenue decreased $2.0 million, or 14%, in the three months ended March 31, 2018, respectively, compared to the corresponding period of 2017, primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud services.

Cloud services revenue increased $2.1 million, or 24%, in the three months ended March 31, 2018 compared to the corresponding period of 2017, primarily due customer preference for solutions sold under a cloud-based delivery model.

Software support and services revenue increased $1.4 million, or 8%, in the three months ended March 31, 2018 compared to the corresponding period of 2017, primarily as a result of growth in our installed base of customers that purchase perpetual licenses, renewals of on-premise subscriptions and software support on perpetual licenses, and increased professional services purchased as part of our solutions. Professional services revenue was $965,000 and $685,000 in the three months ended March 31, 2018 and 2017, respectively, as a result of completing more professional services engagements.

Revenue from international sales increased 10% in the three months ended March 31, 2018 compared to the corresponding period of 2017 due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States.

Revenue from U.S. sales decreased 3% in the three months ended March 31, 2018, respectively, compared to the corresponding period of 2017. The impact of customers purchasing licenses priced as subscriptions rather than perpetual software licenses was greater in the U.S. than internationally.

Revenue from our largest reseller, AT&T, decreased to 12% of total revenue in the three months ended March 31, 2018, respectively, as compared to 16% of total revenue in the corresponding period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended March 31, 2018 and 2017.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
License	$431	1%	$447	1%	$(16)	(4)%
Cloud services	2,571	6	1,946	5	625	32
Software support and services	4,975	11	4,877	11	98	2
Total cost of revenue	$7,977	18%	$7,270	17%	$707	10%
Gross profit	$35,712		$34,839		$873
Gross margin		82%		83%

Total cost of revenue increased $707,000, or 10%, in the three months ended March 31, 2018 compared to the same period of the prior year. While license cost of sales was flat, cloud services and software support and services cost of revenue increased $625,000 and $98,000, respectively.

In cost of cloud services, data center operations costs increased $440,000 and global customer success expense increased $182,000. In data center operations, infrastructure costs such as third party hosting, software subscriptions and depreciation increased by $229,000 to support the growing cloud services business. Stock-based compensation expense in cost of cloud services increased $262,000 due to higher costs associated with our stock-settled bonus program. In 2017, the non-executive bonus plan was not approved until the second quarter of the year whereas in 2018, the non-executive bonus plan was approved in the first quarter, thus driving up expense in the current period.

In cost of software support and services, global customer success expense was higher in the three months ended March 31, 2018 than the same period of the prior year due primarily to a $419,000 increase in stock-based compensation expense as we received earlier approval of our non-executive stock-settled bonus plan and RSUs granted, which was partially offset by decreases in outside services, travel and facilities and infrastructure expenses.

Operating Expenses

	Three Months Ended
	March 31,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$21,335	49%	$17,193	41%	$4,142	24%
Sales and marketing	23,681	54	23,663	56	18	—
General and administrative	7,222	17	6,188	15	1,034	17
Litigation settlement charge	—	—	1,143	3	(1,143)	(100)
Total operating expenses	$52,238	120%	$48,187	115%	$4,051	8%

Research and development expense increased $4.1 million, or 24%, in the three months ended March 31, 2018 compared to the corresponding period of 2017 primarily due to an increase in personnel costs of $3.1 million, facilities and infrastructure expense of $854,000, and outside professional services expense of $255,000. Stock-based compensation expense, part of personnel costs, increased by $2.0 million primarily because of higher expense associated with restricted stock unit grants and the stock-settled bonus plan, partially offset by lower stock option expense. The remainder of the increase in personnel costs was due primarily to increased headcount and merit increases. Facilities and infrastructure expense increased due to higher India facilities-related expense, which include higher rent expense, exit costs associated with our old Bangalore facility and depreciation on network-related infrastructure and leasehold improvements, as well as other engineering-specific costs for equipment, software applications and other infrastructure. We incurred additional outside professional services expense to supplement our development work.

Sales and marketing expense was flat in the three months ended March 31, 2018 compared to the corresponding period of 2017. Personnel costs increased by $855,000 compared to the corresponding period of the prior year due primarily to an increase in stock-based compensation expense of $756,000 because of higher expense associated with restricted stock unit grants and the stock-settled bonus plan. Marketing program spending and outside professional services expense decreased by $760,000 due to lower spending on field marketing programs and events.

General and administrative expense increased $1.0 million, or 17%, in the three months ended March 31, 2018 compared to the corresponding period of 2017 primarily due to a $726,000 increase in personnel costs and a $271,000 increase in outsides services expense. The increase in personnel costs included an increase in stock-based compensation expense of $550,000, which was driven primarily by restricted stock unit grants and the stock-settled bonus plan. Other personnel-related costs increased due to merit increases and a slight increase in headcount. Outside services expense increased primarily due to the costs of adopting ASC 606.

We recorded a litigation settlement charge of $1.1 million in the three months ended March 31, 2017 for the expense associated with the settlement of our shareholder litigation. The settlement received final court approval in the three months ended September 30, 2017.

Other Income—Net

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Other income—net	$503	$174	$329	189%

Other income—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $261,000 and $148,000 of interest income for the three months ended March 31, 2018 and 2017, respectively, and $181,000 and $8,000 foreign currency gains for the three months ended March 31, 2018 and 2017, respectively.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Income tax expense	$347	$199	$148	74%

Income tax expense was $347,000 and $199,000 in the three months ended March 31, 2018 and 2017, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$96,311	$85,833
Short term-investments	2,995	6,797
Total cash, cash equivalents and investments	$99,306	$92,630

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Net cash provided by operating activities	$9,180	$724	$8,456	1,168%
Net cash provided by investing activities	3,298	24,572	(21,274)	(87)
Net cash used in financing activities	$(2,000)	$(77)	$(1,923)	2,497%

At March 31, 2018, we had cash and cash equivalents of $96.3 million. Substantially all of our cash and cash equivalents are held in the United States. At March 31, 2018, we had short-term investments of $3.0 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of approximately $15.5 million that expires in June 2018. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At March 31, 2018, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

Cash Provided by Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the three months ended March 31, 2018, we generated $9.2 million of cash from operating activities compared to $724,000 in the corresponding period of the prior year. We incurred a net loss of $16.4 million in the three months ended March 31, 2018 compared to a net loss of $13.4 million in the corresponding period of 2017 as our operating expenses increased 8% and cost of revenue increased 10%. The net loss included non-cash charges of $11.8 million, primarily due to stock-based compensation and depreciation expense, compared to $7.5 million in the three months ended March 31, 2017. Changes in operating assets and liabilities, as sources of cash, consisted of a $14.4 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of the cash from those receivables is collected in the quarter following the billing quarter and a $3.9 million increase in unearned revenue, partially offset by a $2.4 million decrease in customer arrangements with termination rights and a $2.5 million decrease in accrued expenses and other long-term liabilities.

In the three months ended March 31, 2017, we generated $724,000 of cash from operating activities. We incurred a net loss of $13.4 million in the three months ended March 31, 2017. The net loss included non-cash charges of $7.5 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of a $5.7 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of cash is collected in the quarter following the billing quarter, a $3.5 million increase in unearned revenue, a $3.4 million increase in accrued expenses and other long-term liabilities and a $1.9 million increase in accounts payable, partially offset by changes in other working capital items of $7.8 million that used cash.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash provided by investing activities was $3.3 million for the three months ended March 31, 2018 as compared to $24.6 million in the corresponding period of 2017. In the three months ended March 31, 2018, we received $6.8 million from maturities of investment securities and invested $3.0 million in new investment securities, compared to the three months ended March 31, 2017 where we received $25.0 million from maturities of our investments and invested no amounts in new investment securities. Cash paid for the purchase of property and equipment was $516,000 and $393,000 for the three months ended March 31, 2018 and 2017, respectively.

Cash Used in Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP. Beginning 2017, our financing activities have included cash used to pay employee payroll taxes as part of the net settlement of our stock-settled bonus programs.

In the three months ended March 31, 2018, our financing activities used $2.0 million of cash. We received $655,000 from the exercise of stock options and $1.1 million from ESPP contributions. We used $3.7 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

In the three months ended March 31, 2017, our financing activities used $77,000 of cash. We received $1.8 million from the exercise of stock options and $1.1 million from ESPP contributions. We used $3.0 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

Off-Balance-Sheet Arrangements

Through March 31, 2018, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our or quantitative and qualitative disclosures about market risks during the three months ended March 31, 2018, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a full retrospective basis effective January 1, 2018. We also implemented new revenue and commission modules to enable the adoption of ASC 606. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Risks Related to Our Business and Industry

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.  If any of the events described in the following risk factors and the risk described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed.  This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We have incurred net losses each year since our inception, including net losses of $53.4 million and $65.5 million in 2017 and 2016, respectively, and $16.4 million and $13.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2017, our accumulated deficit was $377.4 million. Our revenue growth rate from 2016 to 2017 slowed compared to the revenue growth rate from 2015 to 2016, and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K that was filed with the SEC on March 12, 2018. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We have invested in MobileIron Access and MobileIron Threat Defense but have not yet gained substantial market traction in these product lines. Should our MobileIron Access or MobileIron Threat Defense fail to achieve substantial market traction, we would lose the value of our investment and our business and operating results may be harmed.

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

An increasing portion of our sales has been generated from subscription licenses. This mix shift towards subscription licensing, and differing revenue recognition patterns between the different types of subscriptions that we offer under the new revenue accounting guidelines, present a number of risks to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement as compared to sales of perpetual licenses, which are recognized up-front at the time of delivery. Under the new revenue accounting guidelines, a portion of subscriptions to on-premises software will be recognized up-front, while the remainder of the subscription will be recognized over the subscription term. That revenue recognition pattern is different from subscriptions to cloud offerings, for which all revenue will be recognized ratably over the term of the subscription. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. MRC revenue, which is currently included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle. In addition, service providers may bundle our solution with their offerings and price aggressively, which could result in an decrease in MRC billings. These factors could negatively affect our cash flow to the extent subscription revenue includes MRC revenue.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel. Over the last three years, we have experienced substantial turnover in our sales, engineering and executive teams, and this could continue in the future. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

A failure of our product strategy could harm our business.

Our product and business strategy is highly dependent on current and future customers continuing to adopt our solutions, features, and functionality, including expanding to newer products, such as MobileIron Access and MobileIron Threat Defense, and with existing on-premise customers migrating to MobileIron Cloud. Slow adoption by enterprises of mobile business applications may slow the adoption of our platform, because customers who are not deploying business apps other than email may not see value in our more advanced application security and management capabilities. If customers shift from client-side apps to web apps as the preferred interface for end-users, it would reduce the value of our security solution because less confidential data would reside on the endpoint. Operating system providers and larger software companies could harm our strategy by creating competitive solutions and/or bundling those solutions in a broader portfolio of products. For example, Microsoft bundled certain enterprise mobility management capabilities into Microsoft 365 in an attempt to dissuade customers from using solutions like MobileIron. If our product strategy is not successful for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

If we are not able to scale our business and manage our expenses, our operating results may suffer.

We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including restructurings in 2016 and 2017 to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host our software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 12% of our total revenue for the three months ended March 31, 2018 and 14% of our total revenue for the year ended December 31, 2017.

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

We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2018 and for years ended December 31, 2017 and 2016, 57%, 53%, and 54% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2017, approximately 47% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through March 31, 2018. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 39% of the outstanding shares of our common stock as of March 31, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At March 31, 2018, we have 100,608,155 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

In February 2016, our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. For 2016, we implemented two stock-settled bonus plans, one for executives and one for non-executives, which resulted in the issuance of 1,010,550 shares of common stock in the first quarter of 2017. On June 14, 2017, our shareholders approved in a proxy vote the amendment and restatement of our 2014 Employee Stock Purchase Plan, or ESPP, to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. In February of 2018, we issued 1,220,822 shares of common stock under our 2017 Executive and Non-Executive Stock-Settled Bonus Plans. In March and April 2018, we approved 2018 Non-Executive and Executive Stock-Settled Bonus Plans. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We were required to implement this guidance in the first quarter of our fiscal year 2018. The most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term, potentially making revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms. Any difficulties in adequately accounting under the new standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, to adopt the new standard we implemented a new revenue recognition module in our accounting system, hired consultants and increased our spending on audit fees, thereby increasing our general and administrative expense through March 31, 2018 and we will incur higher audit fees going forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the company for tax withholding) for our stock-settled bonus programs (the 2017 Executive Bonus Plan and 2017 Non-executive Bonus Plan). The following table provides a summary of the purchase activity upon the employee vesting and release of shares under the stock-settled bonus programs to satisfy tax withholding obligations in 2018:

	Total number of shares
Period	repurchased	Average price paid per share
February 1, 2018 through February 28, 2018	752,564	$4.95
Total shares repurchased	752,564	$4.95

These purchases represent shares cancelled when surrendered in lieu of cash payments for tax obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares

Through of March 31, 2018, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of March 31, 2018, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2017 Selected Quarterly Financial Information, as amended for adoption of ASC 606:

MOBILEIRON, INC.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)
(Unaudited)
	Three Months Ended
	March 31.	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue:
License	$14,420	$14,778	$16,531	$18,306
Cloud services	9,023	9,549	9,539	10,617
Software support and services	18,666	18,752	19,437	20,140
Total revenue	42,109	43,079	45,507	49,063
Cost of revenue:
License (2)	447	534	708	514
Cloud services (1)	1,946	2,248	2,318	2,335
Software support and services (1)	4,877	5,249	4,681	4,369
Restructuring charges	-	-	311	-
Total cost of revenue	7,270	8,031	8,018	7,218
Gross profit	34,839	35,048	37,489	41,845
Operating expenses:
Research and development (1)	17,193	19,666	19,581	18,910
Sales and marketing (1)	23,663	26,145	23,920	23,079
General and administrative (1)	6,188	7,840	7,210	6,853
Litigation settlement charge	1,143	-	-	-
Restructuring expense	-	-	489	549
Total operating expenses	48,187	53,651	51,200	49,391
Operating loss	(13,348)	(18,603)	(13,711)	(7,546)
Other income - net	174	339	188	287
Loss before income taxes	(13,174)	(18,264)	(13,523)	(7,259)
Income tax expense	199	324	358	261
Net loss	$(13,373)	$(18,588)	$(13,881)	$(7,520)
Net loss per share, basic and diluted	$(0.15)	$(0.20)	$(0.15)	$(0.08)
Weighted-average shares used to compute net loss per share, basic and diluted	90,439	92,963	95,024	96,574

(1) Includes stock-based compensation expense as follows:
Cost of revenue
License	$-	$-	$-	$-
Cloud services	82	268	225	262
Software support and services	619	958	707	651
Research and development	2,766	4,366	3,914	3,474
Sales and marketing	1,772	2,582	2,258	2,047
General and administrative	1,308	2,450	1,974	1,048
	$6,547	$10,624	$9,078	$7,482

(2) Includes amortization of intangible assets as follows:
Cost of revenue
Perpetual license	$154	$154	$137	$100
	$154	$154	$137	$100

	Three Months Ended
	March 31.	June 30,	September 30,	December 31,
(in thousands)	2017	2017	2017	2017
Disaggregation of Revenue:
Perpetual license	$11,138	$10,957	$11,393	$14,552
Professional services	685	709	844	902
Non-recurring revenue	11,823	11,666	12,237	15,454
Upfront on-premise subscription	3,282	3,821	5,137	3,754
Ratable on-premise subscription	3,735	3,593	3,583	3,868
Cloud services	9,023	9,549	9,539	10,617
Software support on perpetual licenses	14,246	14,450	15,011	15,370
Recurring revenue	30,286	31,413	33,270	33,609
Total revenue	$42,109	$43,079	$45,507	$49,063

MOBILEIRON, INC.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except for per share data and percentages)
(Unaudited)
	Three Months Ended
	March 31.	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Non-GAAP gross profit reconciliation:
GAAP gross profit	$34,839	$35,048	$37,489	$41,845
Stock-based compensation expenses	701	1,226	932	913
Amortization of intangible assets	154	154	137	100
Restructuring charge	-	-	311	-
Non-GAAP gross profit	$35,694	$36,428	$38,869	$42,858

Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over total revenue	82.7%	81.4%	82.4%	85.3%
GAAP to non-GAAP gross margin adjustments	2.1%	3.2%	3.0%	2.1%
Non-GAAP gross margin: Non-GAAP gross profit over total revenue	84.8%	84.6%	85.4%	87.4%

Non-GAAP operating loss reconciliation:
GAAP operating loss	$(13,348)	$(18,603)	$(13,711)	$(7,546)
Stock-based compensation expenses	6,547	10,624	9,078	7,482
Amortization of intangible assets	154	154	137	100
Litigation settlement charge	1,143	-	-	-
Restructuring charge	-	-	800	549
Non-GAAP operating loss	$(5,504)	$(7,825)	$(3,696)	$585

Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating loss over total revenue	(31.7)%	(43.2)%	(30.1)%	(15.4)%
GAAP to non-GAAP operating margin adjustments	18.6%	25.0%	22.0%	16.6%
Non-GAAP operating margin: Non-GAAP operating loss over total revenue	(13.1)%	(18.2)%	(8.1)%	1.2%

Non-GAAP net loss reconciliation:
GAAP net loss	$(13,373)	$(18,588)	$(13,881)	$(7,520)
Stock-based compensation expenses	6,547	10,624	9,078	7,482
Amortization of intangible assets	154	154	137	100
Litigation settlement charge	1,143	-	-	-
Restructuring charge	-	-	800	549
Non-GAAP net loss	$(5,529)	$(7,810)	$(3,866)	$611
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.15)	$(0.20)	$(0.15)	$(0.08)
Stock-based compensation expenses	0.08	0.12	0.10	0.08
Amortization of intangible assets	-	-	-	-
Litigation settlement charge	0.01	-	-	-
Restructuring charge	-	-	0.01	0.01
Non-GAAP net loss per share	$(0.06)	$(0.08)	$(0.04)	$0.01

Billings reconciliation:
Total revenue	$42,109	$43,079	$45,507	$49,063
Total unearned revenue, end of period	64,043	63,712	66,932	77,022
Less: Total unearned revenue, beginning of period	(60,588)	(64,043)	(63,712)	(66,932)
Total customer arrangements with termination rights, end of period	14,210	16,323	18,581	19,546
Less: Total customer arrangements with termination rights, beginning of period	(14,198)	(14,210)	(16,323)	(18,581)
Total unbilled accounts receivable, end of period	(3,013)	(3,008)	(3,636)	(3,435)
Less: Total unbilled accounts receivable, beginning of period	2,811	3,013	3,008	3,636
Billings	$45,374	$44,866	$50,357	$60,319

Free cash flow reconciliation:
Cash provided by operating activities	$724	$(3,840)	$(4,249)	$10,399
Purchase of property and equipment	(393)	(529)	(4,124)	(1,408)
Free cash flow	$331	$(4,369)	$(8,373)	$8,991

2016 Selected Quarterly Financial Information, as amended for adoption of ASC 606:

MOBILEIRON, INC.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)
(Unaudited)
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue:
License	$14,777	$15,063	$17,042	$19,465
Cloud services	7,327	7,106	8,043	8,617
Software support and services	15,941	17,160	17,674	17,967
Total revenue	38,045	39,329	42,759	46,049
Cost of revenue:
License (2)	866	697	726	607
Cloud services (1)	1,896	2,167	2,201	2,110
Software support and services (1)	4,508	5,253	4,701	4,635
Restructuring charges	-	-	181	-
Total cost of revenue	7,270	8,117	7,809	7,352
Gross profit	30,775	31,212	34,950	38,697
Operating expenses:
Research and development (1)	16,927	18,019	16,238	16,213
Sales and marketing (1)	26,283	27,871	23,772	24,402
General and administrative (1)	7,548	8,265	6,961	6,921
Restructuring expense	-	-	871	-
Total operating expenses	50,758	54,155	47,842	47,536
Operating loss	(19,983)	(22,943)	(12,892)	(8,839)
Other income (expense) - net	135	30	19	(39)
Loss before income taxes	(19,848)	(22,913)	(12,873)	(8,878)
Income tax expense	176	198	298	310
Net loss	$(20,024)	$(23,111)	$(13,171)	$(9,188)
Net loss per share, basic and diluted	$(0.24)	$(0.27)	$(0.15)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	82,977	85,317	86,713	88,335

(1) Includes stock-based compensation expense as follows:
Cost of revenue
License	$-	$-	$-	$-
Cloud services	100	241	183	207
Software support and services	290	814	564	644
Research and development	2,601	3,812	2,709	2,606
Sales and marketing	3,119	2,992	2,307	2,056
General and administrative	2,139	2,686	2,109	2,210
	$8,249	$10,545	$7,872	$7,723

(2) Includes amortization of intangible assets as follows:
Cost of revenue
Perpetual license	$154	$154	$154	$154
	$154	$154	$154	$154

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2016	2016	2016	2016
Disaggregation of Revenue:
Perpetual license	$11,549	$10,845	$12,760	$15,579
Professional services	760	905	821	583
Non-recurring revenue	12,309	11,750	13,581	16,162
Upfront on-premise subscription	3,228	4,218	4,282	3,886
Ratable on-premise subscription	3,450	3,625	3,548	3,677
Cloud services	7,327	7,106	8,043	8,617
Software support on perpetual licenses	11,731	12,630	13,305	13,707
Recurring revenue	25,736	27,579	29,178	29,887
Total revenue	$38,045	$39,329	$42,759	$46,049

MOBILEIRON, INC.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except for per share data and percentages)
(Unaudited)
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Non-GAAP gross profit reconciliation:
GAAP gross profit	$30,775	$31,212	$34,950	$38,697
Stock-based compensation expenses	390	1,055	747	851
Amortization of intangible assets	154	154	154	154
Restructuring charge	-	-	181	-
Non-GAAP gross profit	$31,319	$32,421	$36,032	$39,702

Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over total revenue	80.9%	79.4%	81.7%	84.0%
GAAP to non-GAAP gross margin adjustments	1.4%	3.0%	2.6%	2.2%
Non-GAAP gross margin: Non-GAAP gross profit over total revenue	82.3%	82.4%	84.3%	86.2%

Non-GAAP operating loss reconciliation:
GAAP operating loss	$(19,983)	$(22,943)	$(12,892)	$(8,839)
Stock-based compensation expenses	8,249	10,545	7,872	7,723
Amortization of intangible assets	154	154	154	154
Restructuring charge	-	-	1,052	-
Non-GAAP operating loss	$(11,580)	$(12,244)	$(3,814)	$(962)

Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating loss over total revenue	(52.5)%	(58.3)%	(30.2)%	(19.2)%
GAAP to non-GAAP operating margin adjustments	22.1%	27.2%	21.2%	17.1%
Non-GAAP operating margin: Non-GAAP operating loss over total revenue	(30.4)%	(31.1)%	(8.9)%	(2.1)%

Non-GAAP net loss reconciliation:
GAAP net loss	$(20,024)	$(23,111)	$(13,171)	$(9,188)
Stock-based compensation expenses	8,249	10,545	7,872	7,723
Amortization of intangible assets	154	154	154	154
Restructuring charge	-	-	1,052	-
Non-GAAP net loss	$(11,621)	$(12,412)	$(4,093)	$(1,311)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.24)	$(0.27)	$(0.15)	$(0.10)
Stock-based compensation expenses	0.10	0.12	0.08	0.09
Amortization of intangible assets	-	-	-	-
Restructuring charge	-	-	0.02	-
Non-GAAP net loss per share	$(0.14)	$(0.15)	$(0.05)	$(0.01)

Billings reconciliation:
Total revenue	$38,045	$39,329	$42,759	$46,049
Total unearned revenue, end of period	50,831	50,892	53,959	60,588
Less: Total unearned revenue, beginning of period	(50,014)	(50,831)	(50,892)	(53,959)
Total customer arrangements with termination rights, end of period	7,838	9,664	11,586	14,198
Less: Total customer arrangements with termination rights, beginning of period	(7,678)	(7,838)	(9,664)	(11,586)
Total unbilled accounts receivable, end of period	(2,396)	(2,400)	(2,897)	(2,811)
Less: Total unbilled accounts receivable, beginning of period	1,662	2,396	2,400	2,897
Billings	$38,288	$41,212	$47,251	$55,376

Free cash flow reconciliation:
Cash provided by operating activities	$(3,546)	$(10,126)	$(6,525)	$8,468
Purchase of property and equipment	(1,589)	(463)	(297)	(581)
Free cash flow	$(5,135)	$(10,589)	$(6,822)	$7,887

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	2018 Executive Bonus Plan	10.1	8-K	April 25, 2018	001-36471
10.2	2018 Non-Executive Bonus Plan					X
10.3	Offer Letter between the Company and Sohail Parekh, dated March 12, 2018					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.

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

Dated: May 4, 2018