Form 10-Q
period 2018-06-30
MOBILEIRON, INC.
filed 2018-08-02
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June  30, 2018

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July  30, 2018, there were 102,736,379 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2018

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations and growth;

—	our business plan and our ability to effectively manage our expenses;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to attract new customers and further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	our expectations concerning the mix of our sales of subscriptions and perpetual licenses;

—	cost of revenue, including changes in costs associated with appliances, royalties, customer support and data center operations;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel and other partners;

—	economic and industry trends or trend analysis; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$95,067	$85,833
Short-term investments	2,996	6,797
Accounts receivable, net of allowance for doubtful accounts of $475 at both June 30, 2018 and December 31, 2017	42,232	50,629
Deferred commissions - current	7,798	9,285
Prepaid expenses and other current assets	6,978	5,510
TOTAL CURRENT ASSETS	155,071	158,054
Property and equipment—net	7,978	8,812
Deferred commissions - noncurrent	9,130	9,123
Goodwill	5,475	5,475
Other assets	3,087	2,976
TOTAL ASSETS	$180,741	$184,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,648	$1,369
Accrued expenses	21,393	25,070
Unearned revenue - current	59,790	55,105
Customer arrangements with termination rights	19,512	19,546
TOTAL CURRENT LIABILITIES	102,343	101,090
Long-term liabilities:
Unearned revenue - noncurrent	23,144	21,917
Other long-term liabilities	1,809	1,881
TOTAL LIABILITIES	127,296	124,888

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 102,454,185 shares and 97,203,950 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	11	10
Additional paid-in capital	442,794	420,525
Accumulated deficit	(389,360)	(360,983)
TOTAL STOCKHOLDERS’ EQUITY	53,445	59,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,741	$184,440

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
License	$13,880	$14,778	$26,321	$29,198
Cloud services	11,832	9,549	22,982	18,572
Software support and services	20,417	18,752	40,515	37,418
Total revenue	46,129	43,079	89,818	85,188

Cost of revenue
License	515	534	946	981
Cloud services	2,722	2,248	5,293	4,194
Software support and services	4,672	5,249	9,647	10,126
Total cost of revenue	7,909	8,031	15,886	15,301
Gross profit	38,220	35,048	73,932	69,887

Operating expenses:
Research and development	18,272	19,666	39,607	36,859
Sales and marketing	24,321	26,145	48,002	49,808
General and administrative	7,052	7,840	14,274	14,028
Litigation settlement charge	—	—	—	1,143
Total operating expenses	49,645	53,651	101,883	101,838

Operating loss	(11,425)	(18,603)	(27,951)	(31,951)
Other income (expense) - net	(205)	339	298	513
Loss before income taxes	(11,630)	(18,264)	(27,653)	(31,438)
Income tax expense	377	324	724	523
Net loss	$(12,007)	$(18,588)	$(28,377)	$(31,961)
Net loss per share, basic and diluted	$(0.12)	$(0.20)	$(0.28)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	101,313	92,963	100,003	91,708

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2017	97,203,950	$10	$420,525	$(360,983)	$59,552
Issuance of common stock for stock option exercises	664,864	—	1,409	—	1,409
Issuance of common stock pursuant to the Employee Stock Purchase Plan	829,182	—	2,339	—	2,339
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621	—	9,622
Shares withheld for net settlement of Employee Stock-Settled Bonus Plans	(752,564)	—	(3,724)	—	(3,724)
Vesting of restricted stock units	2,535,367	—	—	—	—
Stock-based compensation	—	—	12,624	—	12,624
Net loss	—	—	—	(28,377)	(28,377)
BALANCE—June 30, 2018	102,454,185	$11	$442,794	$(389,360)	$53,445

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,377)	$(31,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	19,113	17,171
Depreciation	1,794	1,533
Amortization of intangible assets	100	308
Provision for doubtful accounts	—	50
Accretion of premium on investment securities	(29)	(32)
Gain on disposal of fixed assets	41	—
Changes in operating assets and liabilities:
Accounts receivable	7,751	2,363
Deferred commissions	1,481	832
Other current and noncurrent assets	(1,036)	(6,675)
Accounts payable	43	1,562
Unearned revenue	5,912	4,434
Customer arrangements with termination rights	(34)	817
Accrued expenses and other long-term liabilities	(524)	6,482
Net cash provided by (used in) operating activities	6,235	(3,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(765)	(922)
Proceeds from maturities of investment securities	9,800	32,915
Purchase of investment securities	(5,970)	—
Net cash provided by investing activities	3,065	31,993

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	2,249	2,391
Taxes paid for net settlement of stock-settled bonus	(3,724)	(3,149)
Proceeds from exercise of stock options	1,409	3,709
Net cash provided by (used in) financing activities	(66)	2,951
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,234	31,828
CASH AND CASH EQUIVALENTS—Beginning of period	85,833	54,043
CASH AND CASH EQUIVALENTS—End of period	$95,067	$85,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$685	$446
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$5,898	$5,123
Value of shares issued under the Employee Stock Purchase Plan	$2,339	$2,110
Unpaid property and equipment purchases	$235	$2,596

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2018, our operating results for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. Our operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $535,000 and a gain of $165,000 in the three months ended June 30, 2018 and 2017, respectively, and we recognized a foreign currency loss of $355,000 and a gain of $173,000 in the six months ended June 30, 2018 and 2017, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $12.8 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At June 30, 2018 and December 31, 2017, we had an allowance for doubtful accounts of $475,000.

One reseller accounted for 11% of total revenue (1% as an end customer) and 12% of total revenue (1% as an end customer) for the three and six months ended June 30, 2018, respectively, and for 14% of total revenue (1% as an end customer) and 15% of total revenue (1% as an end customer) for the three and six months ended June 30, 2017, respectively. The same reseller accounted for 10% and 17% of net accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

There were no other resellers or end-user customers that accounted for 10% or more of our revenue or net accounts receivable for any period presented.

Segments

We have one reportable segment.

Summary of Significant Accounting Policies

Revenue Recognition

Revenue Presentation

License revenue includes sales of perpetual software licenses, software licenses sold as part of on-premises term subscriptions, and appliances.

Cloud services include sales of cloud-based solutions that allow customers to use hosted software over a contract period without taking possession of our software and are typically provided on a subscription or usage basis.

Software support and services revenue includes sales of software support sold as part of on-premises term subscriptions, software support for perpetual licenses, and professional services.

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we either invoice customer in full at the inception of the contract or annually at the beginning of each annual period. We record an unbilled receivable related to revenue recognized for multi-year on-premises licenses invoiced annually when we have an unconditional right to invoice and receive payment in the future for those licenses or when we have the right to invoice future monthly periods under committed monthly recurring charge (“MRC”) agreements. The majority of our MRC agreements are for a month to month term (“non-committed”) or usage-based.

Payment terms and conditions vary by contract type, although terms generally include a requirement to pay within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. This include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period or multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

As of June 30, 2018 and December 31, 2017, the balance of accounts receivable, net of the allowance for doubtful accounts, included $1.8 million and $2.5 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of June 30, 2018 and December 31, 2017, unbilled receivables included in other long-term assets on our consolidated balance sheets were $706,000 and $977,000, respectively.

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

Because some of our arrangements with customers contain termination rights, the arrangements do not meet the definition of a contract under Accounting Standard Codification, or ASC, Topic 606, Revenue Recognition from Contracts with Customers, or ASC 606, and are not recorded as unearned revenue and instead are recorded as “customer arrangements with termination rights” on our consolidated balance sheets.

Refer to Note 12 – Unearned Revenue for further information on unearned revenue, changes in unearned revenue during the period, and customer arrangements with termination rights.

Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer. We have determined that certain sales incentive programs meet the requirements to be capitalized and we include those costs in current and non-current deferred commissions on our consolidated balance sheets.

Deferred commissions are amortized over the period commensurate with revenue recognition.

Changes in deferred commissions were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of the peiod	$17,434	$18,377	$18,408	$18,738
Deferral of commissions earned	3,696	3,694	6,794	7,405
Recognition of commission expense	(4,202)	(4,120)	(8,274)	(8,136)
Impairment of deferred commissions	-	(46)	-	(102)
Balance, end of the period	$16,928	$17,905	$16,928	$17,905

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017,  cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2018 and 2017, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends.

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

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and six months ended June 30, 2018 and 2017 was not significant.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We are evaluating the impact of the adoption on our consolidated balance sheet, results of operations, cash flows and disclosures. We intend to adopt ASU No. 2016-13 effective January 1, 2020.

Leases

In February 2016, the FASB finalized ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases (leases with the term of 12 months or longer) and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, we expect to record a lease commitment liability and corresponding asset for most of our leases. We intend to adopt ASU 2016-02 effective January 1, 2019.

Income Tax

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act (the Tax Act), which significantly reforms the Internal Revenue Code of 1986, as amended. As of June 30, 2018, and December 31, 2017, the Tax Act had no effect on our existing deferred taxes and related disclosures. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit in the three or six months ended June 30, 2018 associated with U.S. tax reform.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. However, due to taxable loss carryovers available and a full valuation position there is no income tax expense or benefit expected in relation to the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) and also its treatment of potential global intangible low-taxed income (“GILTI”). During the three or six months ended June 30, 2018, we did not make any adjustments to the consolidated financial statements within the measurement period in accordance with SAB 118.

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

The most significant impact of the standard relates to the elimination of the requirement to have vendor specific objective evidence, or VSOE, of fair value to separate and recognize revenue for products and services in a contract. The elimination of the VSOE requirement causes a significant change to the timing of revenue recognition for on-premises software term license revenue and other multiple-element arrangements with products or services that lacked VSOE of fair value. Our on-premises term license agreements include distinct software licenses and software support and services. Under ASC 606, we recognize the software license revenue at the time of delivery and recognize the software support and services revenue ratably over the term of the subscription agreements. Under Accounting Standard Codification Topic 605, Revenue Recognition, or ASC 605, we recognized all revenue from those arrangements ratably over the term of the subscription agreements. Due to the complexity of certain of our revenue contracts, the actual revenue recognition treatment required under the new standard depends on contract-specific terms and in some instances may vary from recognition at the time of delivery. The timing of revenue recognized from our cloud offerings, perpetual licenses, professional services and appliances remain substantially unchanged.

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

In connection with our adoption of ASC 606 on January 1, 2018, there was a decrease to the Company’s deferred income tax liabilities and an offsetting increase in the valuation allowance recorded against deferred tax assets. No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. During the three and six months ended June 30, 2018, there is no income tax expense or benefit recorded as a result of the adoption of the ASC 606.

Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands except per share data):

	Three Months Ended June 30, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$42,652	$427	$43,079
Total operating expenses	53,180	471	53,651
Net loss	(18,544)	(44)	(18,588)
Net loss per share, basic and diluted	(0.20)	0.00	(0.20)

	Six Months Ended June 30, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$84,940	$248	$85,188
Total operating expenses	101,006	832	101,838
Net loss	(31,377)	(584)	(31,961)
Net loss per share, basic and diluted	(0.34)	(0.01)	(0.35)

	December 31, 2017
		New Revenue
		Standard	As
Balance Sheets:	As Reported	Adjustment	Adjusted
Assets
Accounts receivable, net	$48,171	$2,458	$50,629
Deferred commissions-current	—	9,285	9,285
Deferred commissions-noncurrent	—	9,123	9,123
Other assets	1,999	977	2,976
Liabilities and stockholders' equity
Accrued expenses	24,995	75	25,070
Unearned revenue-current	84,467	(29,362)	55,105
Unearned revenue-noncurrent	28,034	(6,117)	21,917
Customer arrangements with termination rights	—	19,546	19,546
Total stockholders' equity	$21,851	$37,701	$59,552

2.Significant Balance Sheet Components

Accounts Receivable, Net —Accounts receivable, net at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable - billed	$40,892	$48,646
Accounts receivable - unbilled	1,815	2,458
Allowance for doubtful accounts	(475)	(475)
Accounts receivable, net	$42,232	$50,629

Property and Equipment —Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computers and appliances	$12,952	$13,178
Purchased software	4,393	4,063
Furniture and fixtures	1,737	1,734
Leasehold improvements	3,438	3,226
Total property and equipment	22,520	22,201
Accumulated depreciation and amortization	(14,542)	(13,389)
Total property and equipment—net	$7,978	$8,812

Accrued Expenses —Accrued expenses at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued commissions	$3,631	$3,989
Accrued stock-settled bonus	4,571	7,705
Employee Stock Purchase Plan liability	1,957	2,047
Other accrued payroll-related expenses	3,505	4,285
Other accrued liabilities	7,729	7,044
Total accrued expenses	$21,393	$25,070

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2018 or December 31, 2017.

Our financial instruments measured at fair value as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$12,840	$—	$—	$12,840
Corporate debt securities	—	3,944	—	3,944
Commercial paper	—	52,830	—	52,830
Certificate of deposit	—	2,500	—	2,500
Total	$12,840	$59,274	$—	$72,114

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$10,583	$—	$—	$10,583
Corporate debt securities	—	7,076	—	7,076
Commercial paper	—	51,796	—	51,796
Total	$10,583	$58,872	$—	$69,455

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities,  and certificates of deposit. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$3,944	$—	$—	$3,944
Commercial paper	52,831	2	(3)	52,830
Certificate of deposit	2,500	—	—	2,500
Total	$59,275	$2	$(3)	$59,274

	As of December 31, 2017
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$7,078	$—	$(2)	$7,076
Commercial paper	51,805	—	(9)	51,796
Total	$58,883	$—	$(11)	$58,872

The following table summarizes the balance sheet classification of our investments:

	As of June 30,	As of December 31,
(in thousands)	2018	2017
Cash equivalents	$56,279	$52,086
Short-term investments	2,996	6,797
Total investments	$59,275	$58,883

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of June 30, 2018		As of December 31, 2017
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$59,275	$59,274	$58,883	$58,872
Due after one year through five years	—	—	—	—
Total	$59,275	$59,274	$58,883	$58,872

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and six months ended June 30, 2018, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Restructuring Charges

We initiated a reduction in our workforce and exited an office facility in 2017 to further align our cost structure with expected revenue growth and recorded all amounts associated with the restructuring plan as an expense in 2017.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, in the six months ended June 30, 2018 (in thousands):

Severance
and Related Costs
Balance, December 31, 2017	$497
Provision for restructuring charges	—
Cash payments	(292)
Balance, June 30, 2018	$205

The remaining restructuring balance of $205,000 at June  30, 2018 is for severance and office facility rent that we expect to pay by December 31, 2018.

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

In June 2018, we amended our revolving line of credit and extended its maturity date to June 2019.

There were no other outstanding amounts under the line of credit at June 30, 2018 or December 31, 2017 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of June 30, 2018 and December 31, 2017. No shares of convertible preferred stock were issued and outstanding as of June 30, 2018 or December 31, 2017.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of  June 30, 2018 and December 31, 2017. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2018 and December 31, 2017, we reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2018	2017
Options outstanding	6,398,991	7,738,496
Unvested restricted stock units outstanding	13,654,421	12,906,030
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	2,890,255	1,859,997
Shares available for purchase under the Employee Stock Purchase Plan	1,133,358	990,501
Total	24,077,025	23,495,024

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of June 30, 2018, there were 707,300 options and restricted stock units outstanding under the Inducement Plan.

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

As of June 30, 2018 and December 31, 2017, approximately 1,133,358 and 990,501 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2018, we increased the number of shares available for issuance under the ESPP by 972,039 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2017.

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

Our restricted stock unit activity for the six months ended June 30, 2018 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	12,906,030	$4.72
Granted	7,570,632	4.56
Vested	(4,508,753)	4.96
Forfeitures	(2,313,488)	4.45
Unvested, June 30, 2018	13,654,421	$4.60

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

In March 2018, the Compensation Committee of our board of directors approved the 2018 Non-executive Bonus Plan and in April 2018, the Compensation Committee of our board of directors approved the 2018 Executive Bonus Plan, or collectively, the 2018 Bonus Plans. The 2018 Bonus Plans provide for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2018 Company metrics.

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

In the three and six months ended June 30, 2018, we recorded $2.2 million and $4.6 million of stock-based compensation expense, respectively, under the 2018 Bonus Plans. The amount recorded in the three months ended June 30, 2018 included an impact from the first quarter of 2018 of $214,000.  In the six months ended June  30, 2018, we recorded $1.9 million of stock-based compensation expense under the 2017 Bonus Plans. In the three and six months ended June 30, 2017, we recorded $4.1 million of stock-based compensation expense under the 2017 Bonus Plans. In the six months ended June 30, 2017, we recorded $1.7 million of stock-based compensation expense under the 2016 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the six months ended June 30, 2018 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2017	1,859,997	7,738,496	$4.34	3.96	$4,897
Authorized	4,860,197	—
Stock options granted	(150,000)	150,000	4.75
Issuance of shares under 2017 Bonus Plans	(1,974,771)	—
Shares withheld from net settlement of restricted stock units	752,564
Restricted stock units granted	(5,595,861)	—
Exercised	—	(664,864)	2.12
Stock options canceled	824,641	(824,641)	4.44
Restricted stock units canceled	2,313,488	—
Balance—June 30, 2018	2,890,255	6,398,991	$4.56	3.93	$5,199
Vested and exercisable—June 30, 2018		5,907,063	$4.57	3.53	$4,985
Vested and expected to vest(1)—June 30, 2018		6,317,201	$4.57	3.86	$5,166

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$1,067	$1,226	$2,449	$1,927
Research and development	3,343	4,366	8,110	7,132
Sales and marketing	2,159	2,582	4,688	4,354
General and administrative	1,851	2,450	3,866	3,758
Total	$8,420	$10,624	$19,113	$17,171

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected dividend yield	n/a	n/a	—	—
Risk-free interest rate	n/a	n/a	2.7%	2.1%
Expected volatility	n/a	n/a	50%	41%
Expected life (in years)	n/a	n/a	6.1	6.1

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected dividend yield	n/a	n/a	—	—
Risk-free interest rate	n/a	n/a	2.0%	0.9%
Expected volatility	n/a	n/a	52%	34%
Expected life (in years)	n/a	n/a	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of June 30, 2018, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.8	2.8
Restricted stock units	48.3	2.9
ESPP	0.5	0.5
Total	$49.6

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

Rent expense for the three months ended June 30, 2018 and 2017 was $1.7 million and $1.8 million respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $3.4 million and $3.5 million, respectively. The aggregate future minimum lease payments under our agreements as of June 30, 2018 are as follows (in thousands)

Year
2018 (remaining)	$3,814
2019	7,119
2020	5,573
2021	3,978
2022	3,083
Thereafter	1,163
Total	$24,730

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through June 30, 2018, we have not received any material written claim for indemnification.

12.Unearned Revenue

Changes in unearned revenue were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$80,925	$64,043	$77,022	$60,588
Billings, excluding billing for the customer arrangements with termination rights	44,075	40,070	88,288	81,284
Additions to unearned revenue upon expiration of termination rights	4,204	3,993	8,356	8,141
Recognition of revenue, net of change in unbilled accounts receivable*	(46,270)	(43,084)	(90,732)	(84,991)
Balance, end of period	$82,934	$65,022	$82,934	$65,022

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Revenue billed as of the end of period	$46,270	$43,084	$90,732	$84,991
Increase (decrease) in total unbilled accounts receivable	(141)	(5)	(914)	197
Revenue Reported in Condensed Consolidated Statement of Operations	$46,129	$43,079	$89,818	$85,188

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $94.1 million as of June 30, 2018, of which we expect to recognize approximately 72% as a revenue over the next 12 months and the remainder thereafter.

As of June 30, 2018 and December 31, 2017, the balance of customer arrangements that contain termination rights was $19.5 million.

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

Approximately $2.5 million and $2.7 million, or 32% and 30%, as of June 30, 2018 and December 31, 2017, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Revenue
United States	$20,640	$20,018	$39,407	$39,452
International	25,489	23,061	50,411	45,736
Total	$46,129	$43,079	$89,818	$85,188

We recognized revenue of $7.3 million, or 16% of total revenue, and $5.6 million, or 13% of total revenue, from customers with a billing address in Germany for the three months ended June 30, 2018 and 2017, respectively. We recognized revenue of $14.3 million, or 16% of total revenue, and $11.1 million, or 13% of total revenue, from customers with a billing address in Germany for the six months ended June 30, 2018 and 2017, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or six months ended June 30, 2018 or 2017.

Revenue from recurring and nonrecurring contractual arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Perpetual license - point-in-time	$8,422	$10,957	17,326	$22,095
Professional services - point-in-time	816	709	1,781	1,394
Non-recurring revenue	9,238	11,666	19,107	23,489
On-premise subscriptions - point-in-time	5,458	3,821	8,995	7,103
On-premise subscriptions - ratable	3,949	3,593	7,835	7,328
Cloud subscriptions - ratable	11,832	9,549	22,982	18,572
Software support on perpetual licenses - ratable	15,652	14,450	30,899	28,696
Recurring revenue	36,891	31,413	70,711	61,699
Total revenue	$46,129	$43,079	$89,818	$85,188

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(12,007)	$(18,588)	$(28,377)	$(31,961)
Denominator:
Weighted–average shares outstanding	101,313	92,964	100,003	91,710
Less: weighted average shares subject to repurchase	—	(1)	—	(2)
Weighted–average shares used to compute basic and diluted net loss per share	101,313	92,963	100,003	91,708
Basic and diluted net loss per share	$(0.12)	$(0.20)	$(0.28)	$(0.35)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2018 and

2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,	June 30,
	2018	2017
Stock options outstanding, net of unvested exercised stock options	6,398,991	8,065,579
Unvested restricted stock units	13,654,421	14,242,296
ESPP shares	679,559	731,273
Stock-settled bonus shares	616,375	409,935
Total potentially dilutive securities	21,349,346	23,449,083

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

Chief information officers face the challenge of giving employees the ability to use the cloud services and endpoints they want without compromising either user experience or data security. To pass a security audit, IT will need to maintain control of company data. This means deleting data if an endpoint is lost, stopping data from being shared with consumer apps, and stopping data from ending up on endpoints that are not secure. But it is not enough to do this for just one cloud service or one type of endpoint. Information technology will need to do this across the wide range of technologies their users choose.

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

Our total revenue in the three and six months ended June 30, 2018 was $46.1 million and $89.8 million, respectively, compared to $43.1 million and $85.2 million, respectively, in the three and six months ended June 30, 2017.

Revenue from licenses, cloud services and software support and services represented 30%, 26% and 44% of total revenue, respectively, in the three months ended June 30, 2018 and 34%, 22% and 44% of total revenue, respectively, in the three months ended June 30, 2017. Revenue from licenses, cloud services and software support and services represented 29%, 26% and 45% of total revenue, respectively, in the six months ended June 30, 2018 and 34%, 22% and 44% of total revenue, respectively, in the six months ended June 30, 2017. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses was 80% and 79%, respectively, of total revenue in the three and six months ended June 30, 2018 compared to 73% and 72%, respectively, of total revenue in the three and six months ended June 30, 2017.

Our license revenue in the three months ended June 30, 2018 was $13.9 million, representing a decrease of $898,000, or 6%, compared to the three months ended June 30, 2017. Our license revenue in the six months ended June 30, 2018 was $26.3 million, representing a decrease of $2.9 million, or 10%, compared to the six months ended June 30, 2017. The decline in license revenue was primarily due to a decrease in demand for our perpetual licenses and to a mix shift in favor of subscriptions rather than perpetual licenses.

Our cloud services revenue in the three months ended June 30, 2018 was $11.8 million, representing an increase of $2.3 million, or 24%, compared to the three months ended June 30, 2017. Our cloud services revenue in the six  months ended June 30, 2018 was $23.0 million, representing an increase of $4.4 million, or 24%, compared to the six months ended June 30, 2017. This growth reflects our customers’ preference to purchase cloud services. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our software support and services revenue in the three months ended June 30, 2018 was $20.4 million, representing an increase of $1.7 million, or 9%, compared to the three months ended June 30, 2017. Our software support and services revenue in the six months ended June 30, 2018 was $40.5 million, representing an increase of $3.1 million, or 8%, compared to the six months ended June 30, 2017. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses, renewals of on-premise subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our billings were $50.6 million and $44.9 million in the three months ended June 30, 2018 and 2017, respectively, representing a growth rate of 13%. Our billings were $96.6 million and $90.2 million in the six months ended June 30, 2018 and 2017, respectively, representing a growth rate of 7%. Our billings were $200.9 million, $182.1 million, and $165.0 million in 2017, 2016 and 2015, respectively, representing growth rates of 10% from both 2016 to 2017 and 2015 to 2016. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the six months ended June 30, 2018, and the full years 2017 and 2016, 56%, 53% and 54%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

We continue to focus on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $53.4 million and $65.5 million in 2017 and 2016, respectively, and incurred a net loss of $28.4 million in the six months ended June 30, 2018. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from partner solutions that we sell, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to manage our expenses, which continue to be impacted by stock-based compensation charges from restricted stock unit grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, the new revenue accounting standard may make our financial results more difficult to predict.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. A significant change to our critical accounting policies from those accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 12, 2018 was the adoption of ASC 606, which impacted our accounting for revenue and commission costs.

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

Commissions

Current accounting principles require us to defer commission costs and amortize them in a manner consistent with how we recognize revenue. Key judgments that impact our commission expense include estimating our customer life and the determination of the impairment of commission assets we deem to be unrecoverable.

Goodwill

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We evaluated our goodwill for impairment in the three and six months ended June 30, 2018 and 2017 and observed no impairment indicators.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets, which was $99.7 million as of December 31, 2017. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. The allowance will be released if evidence indicates that it becomes more likely than not that the tax asset may be utilized.

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

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets can be significantly affected by the timing and size of acquisitions of companies or technology. Beginning this quarter, we no longer amortize intangible assets.

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

We monitor the following non-GAAP financial measures (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages and per share data)	2018	2017	2018	2017
Billings	$50,604	$44,867	$96,610	$90,241
Year-over-year percentage increase	12.8%	—	7.0%	—
Non-GAAP gross profit	$39,287	$36,428	$76,481	$72,122
Non-GAAP gross margin	85.2%	84.6%	85.2%	84.7%
Non-GAAP operating loss	$(3,005)	$(7,825)	$(8,738)	$(13,329)
Non-GAAP operating margin	(6.5)%	(18.2)%	(9.7)%	(15.6)%
Non-GAAP net loss	$(3,587)	$(7,810)	$(9,164)	$(13,339)
Non-GAAP loss per share	$(0.04)	$(0.08)	$(0.09)	$(0.15)
Free cash flow	$(3,194)	$(4,369)	$5,470	$(4,038)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except percentages and per share data)
Billings reconciliation:
Total revenue	$46,129	$43,079	$89,818	$85,188
Total unearned revenue, end of period	82,934	65,022	82,934	65,022
Less: Total unearned revenue, beginning of period	(80,925)	(64,043)	(77,022)	(60,588)
Total customer arrangements with termination rights, end of period	19,512	15,014	19,512	15,014
Less: Total customer arrangements with termination rights, beginning of period	(17,187)	(14,210)	(19,546)	(14,198)
Total unbilled accounts receivable, end of period	(2,521)	(3,008)	(2,521)	(3,008)
Less: Total unbilled accounts receivable, beginning of period	2,662	3,013	3,435	2,811
Billings	$50,604	$44,867	$96,610	$90,241
Non-GAAP gross profit reconciliation:
Gross profit	$38,220	$35,048	$73,932	$69,887
Add: Stock-based compensation expense	1,067	1,226	2,449	1,927
Add: Amortization of intangible assets	—	154	100	308
Non-GAAP gross profit	$39,287	$36,428	$76,481	$72,122
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	82.9%	81.4%	82.3%	82.0%
GAAP to non-GAAP gross margin adjustments	2.3%	3.2%	2.9%	2.7%
Non-GAAP gross margin	85.2%	84.6%	85.2%	84.7%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(11,425)	$(18,603)	$(27,951)	$(31,951)
Add: Stock-based compensation expense	8,420	10,624	19,113	17,171
Add: Amortization of intangible assets	—	154	100	308
Add: Litigation settlement charge	—	—	—	1,143
Non-GAAP operating loss	$(3,005)	$(7,825)	$(8,738)	$(13,329)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(24.8)%	(43.2)%	(31.1)%	(37.5)%
GAAP to non-GAAP operating margin adjustments	18.3%	25.0%	21.4%	21.9%
Non-GAAP operating margin	(6.5)%	(18.2)%	(9.7)%	(15.6)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(12,007)	$(18,588)	$(28,377)	$(31,961)
Add: Stock-based compensation expense	8,420	10,624	19,113	17,171
Add: Amortization of intangible assets	—	154	100	308
Add: Litigation settlement charge	—	—	—	1,143
Non-GAAP net loss	$(3,587)	$(7,810)	$(9,164)	$(13,339)
Non-GAAP net loss per share reconciliation:
GAAP net loss	$(0.12)	$(0.20)	$(0.28)	$(0.35)
Add: Stock-based compensation expense	0.08	0.12	0.19	0.19
Add: Amortization of intangible assets	—	—	—	—
Add: Litigation settlement charge	—	—	—	0.01
Non-GAAP net loss per share	$(0.04)	$(0.08)	$(0.09)	$(0.15)
Free cash flow:
Net cash provided by (used in) operating activities	$(2,945)	$(3,840)	$6,235	$(3,116)
Purchase of property and equipment	(249)	(529)	(765)	(922)
Free cash flow	$(3,194)	$(4,369)	$5,470	$(4,038)

Results of Operations

Revenue

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue for the three and six months ended June 30, 2018 and 2017.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, including our mobile threat defense product which bears a royalty, mix between perpetual, on-premises and cloud subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any. For example, in the six months ended June 30, 2018, stock-based compensation expense in operating expenses was $16.7 million compared to $15.2 million in the six months ended June 30, 2017.

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

Litigation Settlement Charge

The litigation settlement charge is expense associated with the settlement of shareholder litigation.

Other Income (Expense)—Net

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
License	$13,880	$14,778	$26,321	$29,198
Cloud services	11,832	9,549	22,982	18,572
Software support and services	20,417	18,752	40,515	37,418
Total revenue	46,129	43,079	89,818	85,188
Cost of revenue (1)
License	515	534	946	981
Cloud services	2,722	2,248	5,293	4,194
Software support and services	4,672	5,249	9,647	10,126
Total cost of revenue	7,909	8,031	15,886	15,301
Gross profit	38,220	35,048	73,932	69,887

Operating expenses:
Research and development (1)	18,272	19,666	39,607	36,859
Sales and marketing (1)	24,321	26,145	48,002	49,808
General and administrative (1)	7,052	7,840	14,274	14,028
Litigation settlement charge	—	—	—	1,143
Total operating expenses	49,645	53,651	101,883	101,838
Operating loss	(11,425)	(18,603)	(27,951)	(31,951)
Other income - net	(205)	339	298	513
Loss before income taxes	(11,630)	(18,264)	(27,653)	(31,438)
Income tax expense	377	324	724	523
Net loss	$(12,007)	$(18,588)	$(28,377)	$(31,961)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$1,067	$1,226	$2,449	$1,927
Research and development	3,343	4,366	8,110	7,132
Sales and marketing	2,159	2,582	4,688	4,354
General and administrative	1,851	2,450	3,866	3,758
Total	$8,420	$10,624	$19,113	$17,171

Statement of operations presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
License	30%	34%	29%	34%
Cloud services	26	22	26	22
Software support and services	44	44	45	44
Total revenue	100	100	100	100
Cost of revenue
License	1	1	1	1
Cloud services	6	5	6	5
Software support and services	10	13	11	12
Total cost of revenue	17	19	18	18
Gross profit	83	81	82	82
Operating expenses:
Research and development	40	46	44	43
Sales and marketing	53	61	53	59
General and administrative	15	18	16	17
Litigation settlement charge	—	—	—	1
Total operating expenses	108	125	113	120
Operating loss	(25)	(44)	(31)	(38)
Other income - net	—	1	—	1
Loss before income taxes	(25)	(43)	(31)	(37)
Income tax expense	1	1	1	1
Net loss	(26)%	(44)%	(32)%	(38)%

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
License	$13,880	$14,778	$(898)	(6)%
Cloud services	11,832	9,549	2,283	24
Software support and services	20,417	18,752	1,665	9
Total revenue	$46,129	$43,079	$3,050	7%

Percentage of total revenue
License	30%	34%
Cloud services	26	22
Software support and services	44	44
	100%	100%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
License	$26,321	$29,198	$(2,877)	(10)%
Cloud services	22,982	$18,572	4,410	24
Software support and services	40,515	37,418	3,097	8
Total revenue	$89,818	$85,188	$4,630	5%

Percentage of total revenue
License	29%	34%
Cloud services	26	22
Software support and services	45	44
	100%	100%

	Three Months Ended
	June 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$20,640	45%	$20,018	46%	$622	3%
International	25,489	55	23,061	54	2,428	11
Total revenue	$46,129	100%	$43,079	100%	$3,050	7%

	Six Months Ended
	June 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$39,407	44%	$39,452	46%	$(45)	—%
International	50,411	56	45,736	54	4,675	10
Total revenue	$89,818	100%	$85,188	100%	$4,630	5%

License revenue decreased $898,000 and $2.9 million, or 6% and 10%, in the three and six months ended June 30, 2018, respectively, compared to the corresponding periods of 2017, primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud or on-premise subscription services. Revenue from perpetual licenses decreased $2.5 million and $4.8 million, respectively, while revenue from the license component of on-premise subscriptions increased $1.6 million and $1.9 million, respectively, in the three and six months ended June 30, 2018 compared to the corresponding periods of 2017.

Cloud services revenue increased $2.3 million and $4.4 million, or 24%, in the three and six months ended June 30, 2018, respectively, compared to the corresponding periods of 2017, primarily due to customer preference for solutions sold under a cloud-based delivery model.

Software support and services revenue increased $1.7 million and $3.1 million, or 9% and 8%, in the three and six months ended June 30, 2018, respectively, compared to the corresponding periods of 2017, primarily as a result of growth in our installed base of customers that purchase perpetual licenses, renewals of on-premise subscriptions and software support on perpetual licenses, and increased professional services purchased as part of our solutions. Professional services revenue was $816,000 and $1.8 million, respectively, in the three and six months ended June 30, 2018 compared to $709,000 and $1.4 million, respectively, in the corresponding periods of 2017 as a result of completing more work on professional services engagements.

Revenue from international sales increased 11% and 10% in the three and six months periods ended June 30, 2018 compared to the corresponding periods of 2017 due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States.

Revenue from U.S. sales increased 3%  in the three months ended June 30, 2018, compared to the corresponding periods of 2017. Revenue from international sales remained flat in the six months ended June 30, 2018 compared to the corresponding periods of 2017. The impact of customers purchasing licenses priced as subscriptions rather than perpetual software licenses was greater in the U.S. than internationally.

Revenue from our largest reseller, AT&T, decreased to 11% and 12%, respectively, of total revenue in the three and six months ended June 30, 2018 as compared to 14% and 15%, respectively, of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three or six months ended June 30, 2018 and 2017.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
License	$515	1%	$534	1%	$(19)	(4)%
Cloud services	2,722	6	2,248	5	474	21
Software support and services	4,672	10	5,249	13	(577)	(11)
Total cost of revenue	$7,909	17%	$8,031	19%	$(122)	(2)%
Gross profit	$38,220		$35,048		$3,172
Gross margin		83%		81%

	Six Months Ended
	June 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
License	$946	1%	$981	1%	$(35)	(4)%
Cloud services	5,293	6	4,194	5	1,099	26
Software support and services	9,647	11	10,126	12	(479)	(5)
Total cost of revenue	$15,886	18%	$15,301	18%	$585	4%
Gross profit	$73,932		$69,887		$4,045
Gross margin		82%		82%

Total cost of revenue decreased $122,000, or 2%, in the three months ended June 30, 2018 and increased $585,000, or 4%, in the six months ended June 30, 2018 compared to the same periods of the prior year. License cost of sales was flat for both the three and six month periods. Cloud services cost of revenue increased $474,000 and $1.1 million, respectively, in the three and six months ended June 30, 2018 compared to the corresponding periods of 2017 while software support and services cost of revenue decreased $577,000 and $479,000, respectively compared to the corresponding periods of 2017.

In cost of cloud services, data center operations costs increased $277,000 and $716,000, respectively, in the three and six months ended June 30, 2018 compared to the corresponding periods of 2017. Royalty expense increased $186,000 and $189,000, respectively, in the three and six months ended June 30, 2018 compared to the corresponding periods of 2017 due to increased sales of partner solutions bearing royalties. Global customer success expense was flat and increased $194,000, respectively, in the three and six months ended June 30, 2018 compared to the corresponding periods of 2017. In data center operations, infrastructure costs such as third party hosting, software subscriptions and depreciation increased by $148,000 and $377,000, respectively, in the three and six month periods ended June 30, 2018 compared to the corresponding periods of 2017 to support the growing cloud services business. Payroll-related expense increased $108,000 and $170,000, respectively, in the three and six month periods ended June 30, 2018 compared to the corresponding periods of 2017 due to increasing headcount in data center operations. In addition, stock-based compensation expense in cost of cloud services increased $26,000 and $288,000, respectively, in the three and six month ended June 30, 2018 compared to the corresponding periods of 2017 due to the grant of RSUs and, in the six month period, higher costs associated with our stock-settled bonus program.

In cost of software support and services, global customer success expense was lower due primarily to a decrease in payroll-related expense of $124,000 and $123,000, respectively, and facilities and infrastructure expense of $201,000 and $308,000, respectively, in the three and six months ended June 30, 2018 compared to the same period of the prior year. Headcount decreased in the three and six months ended June 30, 2018 compared to the corresponding periods of 2017. In addition, in the six months ended June 30, 2018, professional services fees decreased $196,000 compared to the corresponding period of 2017 due to less use of outside resources to supplement the support and professional services teams. Stock-based compensation expense decreased by $185,000 and increased by $234,000, respectively, in the three and six months ended June 30, 2018 compared to the corresponding periods of the prior year. The timing of approval of our annual stock-settled bonus plan was the primary reason for the respective decrease and increase.

Operating Expenses

	Three Months Ended
	June 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$18,272	40%	$19,666	46%	$(1,394)	(7)%
Sales and marketing	24,321	53	26,145	61	(1,824)	(7)
General and administrative	7,052	15	7,840	18	(788)	(10)
Total operating expenses	$49,645	108%	$53,651	125%	$(4,006)	(7)%

	Six Months Ended
	June 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$39,607	44%	$36,859	43%	$2,748	7%
Sales and marketing	48,002	53	49,808	59	(1,806)	(4)
General and administrative	14,274	16	14,028	17	246	2
Litigation settlement charge	—	—	1,143	1	(1,143)	(100)
Total operating expenses	$101,883	113%	$101,838	120%	$45	—%

Research and development expense decreased $1.4 million, or 7%, in the three months ended June 30, 2018 compared to the corresponding period of 2017 primarily due to a decrease in personnel costs of $1.0 million and outside professional services expense of $250,000. Stock-based compensation expense, part of personnel costs, decreased by $1.0 million primarily because of higher expense associated with our stock-settled bonus plan in the second quarter of 2017. In 2017, our board of directors approved our stock-settled bonus plan in our second quarter, resulting in an expense catch-up in that second quarter whereas in 2018, our non-executive stock-settled bonus plan was approved in the first quarter and consequently required no expense catch-up in the second quarter. Expense associated with outside professional services was lower than the prior year due to the timing projects.

Research and development expense increased $2.7 million, or 7%, in the six months ended June 30, 2018 compared to the corresponding period of 2017 primarily due to an increase in personnel costs of $2.1 million and facilities and infrastructure expense of $761,000. Stock-based compensation expense, part of personnel costs, increased by $1.0 million driven primarily by higher expense associated with restricted stock unit grants and our stock-settled bonus plans. Facilities and infrastructure expense was higher due mainly to cost of a new India facility, data center and telecommunications costs primarily associated with our cloud research and development.

Sales and marketing expense decreased $1.8 million, or 7%, in the three months ended June 30, 2018 compared to the corresponding period of 2017. Personnel costs decreased by $1.8 million compared to the corresponding period of the prior year due primarily to lower headcount. Also contributing to the decrease in personnel costs, stock-based compensation expense decreased $422,000 due to lower expense from stock-settled bonus plans due to the timing of the approvals of the 2017 and 2018 stock-settled bonus plans, ESPP and stock options but partially offset by higher expense from RSU grants.

Sales and marketing expense decreased $1.8 million, or 4%, in the six months ended June 30, 2018 compared to the corresponding period of 2017. Personnel costs decreased by $1.0 million compared to the corresponding period of the prior year due primarily to lower headcount. Included in personnel costs was an increase of $334,000 in stock-based compensation expense due to higher expense from RSU grants, partially offset by lower ESPP and stock option expense. Marketing program expense decreased by $707,000 due to lower spending on field marketing programs and events.

General and administrative expense decreased $788,000, or 10%, in the three months ended June 30, 2018 compared to the corresponding period of 2017 primarily due to a $1.1 million decrease in personnel costs partially offset by a $325,000 one-time charge for terminating a contract. The decrease in personnel costs included a $288,000 reduction in bonus expense and a decrease in stock-based compensation expense of $600,000 primarily due to lower expense from stock-settled bonus plans due to the timing of the approvals of the 2017 and 2018 stock-settled bonus plans and lower expense from RSUs and stock options.

General and administrative expense increased $246,000, or 2%, in the six months ended June 30, 2018 compared to the corresponding period of 2017 primarily due to an increase in outside professional services fees of $263,000 and a one-time contract termination charge of $325,000, partially offset by a decrease in personnel costs of $328,000. Outside professional fees increased to supplement our finance and administrative resources as well as for recruiting fees. Personnel costs decreased due to a $292,000 reduction in bonus expense.

We recorded a litigation settlement charge of $1.1 million in the six months ended June 30, 2017 for the expense associated with the settlement of our shareholder litigation. The settlement received final court approval in the three months ended September 30, 2017.

Other Income (Expense)—Net

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Other income (expense)—net	$(205)	$339	$(544)	(160)%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Other income —net	$298	$513	$(215)	(42)%

Other income—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $319,000 and $169,000 of interest income for the three months ended June 30, 2018 and 2017, respectively, and a $535,000 foreign currency loss and a $165,000 foreign currency gain for the three months ended June 30, 2018 and 2017, respectively. We recorded $579,000 and $316,000 of interest income for the six months ended June 30, 2018 and 2017, respectively, and a $355,000 foreign currency loss and a $173,000 foreign currency gain for the six months ended June 30, 2018 and 2017, respectively. A higher interest rate environment has driven up our interest income while weakening of the U.S. dollar has resulted in losses on our foreign-denominated assets.

Income Tax Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Income tax expense	$377	$324	$53	16%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Income tax expense	$724	$523	$201	38%

Income tax expense was $377,000 and $324,000 in the three months ended June 30, 2018 and 2017, respectively, and $724,000 and $523,000 in the six months ended June 30, 2018 and 2017, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$95,067	$85,833
Short term-investments	2,996	6,797
Total cash, cash equivalents and investments	$98,063	$92,630

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Net cash provided by (used in) operating activities	$6,235	$(3,116)	$9,351	(300)%
Net cash provided by investing activities	3,065	31,993	(28,928)	(90)
Net cash provided by (used in) financing activities	$(66)	$2,951	$(3,017)	(102)%

At June 30, 2018, we had cash and cash equivalents of $95.1 million. Substantially all of our cash and cash equivalents are held in the United States. At June 30, 2018, we had short-term investments of $3.0 million.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of approximately $15.5 million that expires in June 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At June 30, 2018, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the six months ended June 30, 2018, we generated $6.2 million of cash from operating activities compared to a use of $3.1 million in the corresponding period of the prior year. We incurred a net loss of $28.4 million in the six months ended June 30, 2018 compared to a net loss of $32.0 million in the corresponding period of 2017 as our operating expenses were flat and cost of revenue increased 4% as revenue grew 5%. The net loss included non-cash charges of $21.0 million, primarily due to stock-based compensation and depreciation expense, compared to $19.0 million in the six months ended June 30, 2017. Changes in operating assets and liabilities, as sources of cash, consisted of a $7.8 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first and second fiscal quarters and the majority of the cash from those receivables is collected in the quarter following the billing quarter, a $5.9 million increase in unearned revenue, and a $1.5 million increase in deferred commissions, partially offset by a $0.5 million decrease in accrued expenses and other long-term liabilities and a $1.0 million increase in other current and noncurrent assets.

In the six months ended June 30, 2017, we used $3.1 million of cash for operating activities. We incurred a net loss of $31.9 million in the six months ended June 30, 2017. The net loss included non-cash charges of $19.0 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of a $2.4 million decrease in accounts receivable, a $4.4 million increase in unearned revenue, an $817,000 increase in the liability for customer arrangements with termination rights, and an $8.0 million increase in accounts payable, accrued expenses and other liabilities, that were partially offset by changes in other current and non-current assets of $5.8 million that used cash.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash provided by investing activities was $3.1 million for the six months ended June 30, 2018 as compared to $32.0 million in the corresponding period of 2017. In the six months ended June 30, 2018, we received $9.8 million from maturities of investment securities and invested $6.0 million in new investment securities, compared to the six months ended June 30, 2017 where we received $32.9 million from maturities of our investments and invested no amounts in new investment securities. Cash paid for the purchase of property and equipment was $765,000 and $922,000 for the six months ended June 30, 2018 and 2017, respectively.

Cash Provided by (Used in) Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP. Beginning in 2017, our financing activities have included cash used to pay employee payroll taxes as part of the net settlement of our stock-settled bonus programs.

In the six months ended June 30, 2018, our financing activities used $66,000 of cash. We received $1.4 million from the exercise of stock options and $2.2 million from ESPP contributions. We used $3.7 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

In the six months ended June 30, 2017, our financing activities provided $3.0 million of cash. We received $3.7 million from the exercise of stock options and $2.4 million from ESPP contributions. We used $3.2 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

Off-Balance-Sheet Arrangements

Through June 30, 2018, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended June 30, 2018, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a full retrospective basis effective January 1, 2018. We also implemented new revenue and commission modules to enable the adoption of ASC 606. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation and subject to claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial conditions or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have incurred net losses each year since our inception, including net losses of $53.4 million and $65.5 million in 2017 and 2016, respectively, and $28.4 million for the six months ended June 30, 2018. As of June 30, 2018,  our accumulated deficit was $389.4 million. Our revenue growth rate from 2016 to 2017 slowed compared to the revenue growth rate from 2015 to 2016, and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K that was filed with the SEC on March 12, 2018. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Further, existing customers that purchase our solutions have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and given our limited operating history, we are unable to accurately predict our customer expansion or renewal rates. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets, the pricing and breadth of our solutions compared with the solutions offered by our competitors, and the impact of our competitors’ selling UEM or mobile security as a component of a broader suite, any of which may cause our revenue to grow more slowly than expected, if at all. Competition from larger companies has in the past and may in the future lengthen the renewal process and require us to recompete for renewal business.

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

Our product and business strategy is highly dependent on current and future customers continuing to adopt our solutions, features, and functionality, including expanding to newer products, such as MobileIron Access and MobileIron Threat Defense, and with existing on-premise customers migrating to MobileIron Cloud. Slow adoption by enterprises of mobile business applications may slow the adoption of our platform, because customers who are not deploying business apps other than email may not see value in our more advanced application security and management capabilities. If customers shift from client-side apps to web apps as the preferred interface for end-users, it would reduce the value of our security solution because less confidential data would reside on the endpoint. Operating system providers and larger software companies could harm our strategy by creating competitive solutions and/or bundling those solutions in a broader portfolio of products. For example, Microsoft bundled certain UEM capabilities into Microsoft 365 in an attempt to dissuade customers from using solutions like MobileIron. If our product strategy is not successful for these or other reasons, the value of our investment would be lost and our results of operations would be harmed.

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

In connection with providing our cloud service to customers, we obtain access to certain data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of certain indemnity obligations to our cloud service customers, settling or defending claims made against us, or complying with specific laws or regulations such as breach notification requirements.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently. In addition, they generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage customers’ data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in particular reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or Internet connectivity services. If we sustain disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

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

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Our insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and we rely on distributors, resellers, system vendors, and system integrators to sell our products and services. Thus our business operations also depend, in part, on their cybersecurity measures. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the confidentiality of personal information, regulatory penalties, could disrupt our operations and the solutions we provide to customers, could compromise our ability to protect our intellectual property rights, and could damage our reputation, which could adversely affect our business, financial condition, and operating results.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host our software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 11% of our total revenue for the six months ended June 30, 2018 and 14% of our total revenue for the year ended December 31, 2017.

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

The European Union data protection law, the General Data Protection Regulation (“GDPR”), which became enforceable in May 2018, is wide-ranging in scope. To adapt to these new requirements, we are have invested and will continue to invest resources necessary to enhance our policies and controls across our business units, products and services relating to how we collect and use personal data relating to customers, distributors, resellers, personnel and suppliers. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic suppliers. Failure to comply may lead to fines of up to €20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our products and services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we and our customers do business. If we do not adapt to such changes in the laws or regulations, our business and reputation could be harmed.

The implementation of GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.  For example, on June 27, 2018, California adopted the California Consumer Privacy Act of 2018 (“CaCPA”).  The CaCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. Because of this, we may need to engage in additional compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer controls with respect to their data. All of this will need to be done before the effective date of the CaCPA on January 2, 2020. If we are unable to meet these new standards, our business could be harmed.

The failure of third parties to comply with privacy and data security laws could harm our business.

The regulatory framework for privacy and data security issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future, in particular as it relates to cloud computing vendors. Our existing contractual provisions may not protect us from claims for data loss or regulatory noncompliance made against cloud computing providers with whom we contract. Any failure by us or our channel partners or cloud computing vendors to comply with posted privacy policies, other privacy-related or data protection laws and regulations, or the privacy and security commitments contained in contracts could result in legal or regulatory proceedings and/or fines, which could harm our business and reputation.

Employee adoption of mobile initiatives depends on the credible and clear separation of enterprise applications and data and personal information on the device, as well as the employee’s data privacy. For our customers, it is also essential to maintain the security of enterprise data properly while retaining the native experience users expect. While we contractually obligate our customers to make the required disclosures, gain the required consents from their employees and otherwise comply with applicable law regarding the processing of personally identifiable information that the employer may access, we do not control whether they in fact do so. Any claim by an employee that his or her employer had not complied with applicable privacy and data security laws in connection with the deployment and use of our software on the employee’s mobile device could harm our reputation and business and subject us to liability, whether or not warranted.

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

Some of our customers are either in highly regulated industries or are governmental entities and may be required to comply with more stringent regulations in connection with the implementation and use of our solutions. Selling to these entities can be competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale or that the organization will deploy our solution at scale. Highly regulated and governmental entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. If we are unable to gain any required federal clearance or certificate in a timely manner, or at all, we would likely be prohibited from selling to particular federal customers. In addition, government demand and payment for our solutions and services may be impacted by public sector budgetary cycles and funding authorizations, particularly in light of U.S. budgetary challenges, with funding reductions or delays adversely affecting public sector demand for our solutions. The additional costs associated with providing our solutions to governmental entities and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our solutions to them and to grow or maintain our customer base.

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

Our customers license our solutions on either a per-device or per-user basis. Because the vast majority of the sales of our solutions are through channel partners, and in some cases multiple tiers of channel partners, the logistics of collecting payments for excess usage can sometimes be time-consuming. We may also encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. If we are unable to collect from our customers for their excess usage or otherwise or if we have to write down our accounts receivable, our revenues and operating results would suffer.

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

We derive a significant portion of our revenues from customers outside the United States. For the six months ended June 30, 2018 and for years ended December 31, 2017 and 2016, 56%, 53%, and 54% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2017, approximately 47% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through June 30, 2018. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 38% of the outstanding shares of our common stock as of June 30, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ending December 31, 2018, we will continue to qualify as an “emerging growth company” as defined in the JOBS Act.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At June 30, 2018, we have 102,454,185 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We were required to implement this guidance in the first quarter of our fiscal year 2018. The most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term, potentially making revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms. Any difficulties in adequately accounting under the new standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, to adopt the new standard we implemented a new revenue recognition module in our accounting system, hired consultants and increased our spending on audit fees, thereby increasing our general and administrative expense through June 30, 2018 and we will incur higher audit fees going forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Through of June 30, 2018, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of June 30, 2018, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

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

MOBILEIRON, INC.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
(Amounts in thousands, except for per share data and percentages)
(Unaudited)
	Three Months Ended
	March 31.	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Non-GAAP gross profit reconciliation:
GAAP gross profit	$34,839	$35,048	$37,489	$41,845
Stock-based compensation expenses	701	1,226	932	913
Amortization of intangible assets	154	154	137	100
Restructuring charge	-	-	311	-
Non-GAAP gross profit	$35,694	$36,428	$38,869	$42,858

Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over total revenue	82.7%	81.4%	82.4%	85.3%
GAAP to non-GAAP gross margin adjustments	2.1%	3.2%	3.0%	2.1%
Non-GAAP gross margin: Non-GAAP gross profit over total revenue	84.8%	84.6%	85.4%	87.4%

Non-GAAP operating loss reconciliation:
GAAP operating loss	$(13,348)	$(18,603)	$(13,711)	$(7,546)
Stock-based compensation expenses	6,547	10,624	9,078	7,482
Amortization of intangible assets	154	154	137	100
Litigation settlement charge	1,143	-	-	-
Restructuring charge	-	-	800	549
Non-GAAP operating loss	$(5,504)	$(7,825)	$(3,696)	$585

Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating loss over total revenue	(31.7)%	(43.2)%	(30.1)%	(15.4)%
GAAP to non-GAAP operating margin adjustments	18.6%	25.0%	22.0%	16.6%
Non-GAAP operating margin: Non-GAAP operating loss over total revenue	(13.1)%	(18.2)%	(8.1)%	1.2%

Non-GAAP net loss reconciliation:
GAAP net loss	$(13,373)	$(18,588)	$(13,881)	$(7,520)
Stock-based compensation expenses	6,547	10,624	9,078	7,482
Amortization of intangible assets	154	154	137	100
Litigation settlement charge	1,143	-	-	-
Restructuring charge	-	-	800	549
Non-GAAP net loss	$(5,529)	$(7,810)	$(3,866)	$611
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.15)	$(0.20)	$(0.15)	$(0.08)
Stock-based compensation expenses	0.08	0.12	0.10	0.08
Amortization of intangible assets	-	-	-	-
Litigation settlement charge	0.01	-	-	-
Restructuring charge	-	-	0.01	0.01
Non-GAAP net loss per share	$(0.06)	$(0.08)	$(0.04)	$0.01

Billings reconciliation:
Total revenue	$42,109	$43,079	$45,507	$49,063
Total unearned revenue, end of period	64,043	65,022	68,242	77,023
Less: Total unearned revenue, beginning of period	(60,588)	(64,043)	(65,022)	(68,242)
Total customer arrangements with termination rights, end of period	14,210	15,014	17,272	19,546
Less: Total customer arrangements with termination rights, beginning of period	(14,198)	(14,210)	(15,014)	(17,272)
Total unbilled accounts receivable, end of period	(3,013)	(3,008)	(3,636)	(3,435)
Less: Total unbilled accounts receivable, beginning of period	2,811	3,013	3,008	3,636
Billings	$45,374	$44,867	$50,357	$60,319

Free cash flow reconciliation:
Cash provided by operating activities	$724	$(3,840)	$(4,249)	$10,399
Purchase of property and equipment	(393)	(529)	(4,124)	(1,408)
Free cash flow	$331	$(4,369)	$(8,373)	$8,991

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	2018 Executive Bonus Plan	10.1	8-K	April 25, 2018	001-36471
10.2	2018 Non-Executive Bonus Plan	10.2	10-Q	May 4, 2018	001-36471
10.3(1)	Offer Letter between the Company and Sohail Parekh, dated March 12, 2018	10.3	10-Q	May 4, 2018	001-36471
10.4(1)	Offer Letter between the Company and Scott Hill, dated June 12, 2018	10.1	8-K	July 10, 2018	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.
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

MOBILEIRON, INC.

By:	/s/ Simon Biddiscombe
Simon Biddiscombe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott D. Hill
Scott D. Hill
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: August 2, 2018