Form 10-Q
period 2018-09-30
MOBILEIRON, INC.
filed 2018-11-01
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

(650) 919-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No    ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ☒
Nonaccelerated filer ◻	Smaller reporting company ◻

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

At October 30, 2018, there were 105,554,695 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$99,191	$85,833
Short-term investments	3,096	6,797
Accounts receivable, net of allowance for doubtful accounts of $555 at September 30, 2018 and $475 at December 31, 2017	49,851	50,629
Deferred commissions - current	7,595	9,285
Prepaid expenses and other current assets	8,264	5,510
TOTAL CURRENT ASSETS	167,997	158,054
Property and equipment—net	7,481	8,812
Deferred commissions - noncurrent	9,396	9,123
Goodwill	5,475	5,475
Other assets	4,622	2,976
TOTAL ASSETS	$194,971	$184,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623	$1,369
Accrued expenses	23,707	25,070
Unearned revenue - current	65,220	55,105
Customer arrangements with termination rights	16,506	19,546
TOTAL CURRENT LIABILITIES	107,056	101,090
Long-term liabilities:
Unearned revenue - noncurrent	27,754	21,917
Other long-term liabilities	1,664	1,881
TOTAL LIABILITIES	136,474	124,888

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 105,420,488 shares and 97,203,950 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	11	10
Additional paid-in capital	455,344	420,525
Accumulated deficit	(396,858)	(360,983)
TOTAL STOCKHOLDERS’ EQUITY	58,497	59,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,971	$184,440

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
License	$15,006	$16,531	$41,327	$45,729
Cloud services	13,199	9,539	36,181	28,111
Software support and services	21,046	19,437	61,561	56,855
Total revenue	49,251	45,507	139,069	130,695

Cost of revenue
License	529	708	1,475	1,689
Cloud services	3,331	2,318	8,624	6,512
Software support and services	4,613	4,681	14,260	14,807
Restructuring charge	—	311	—	311
Total cost of revenue	8,473	8,018	24,359	23,319
Gross profit	40,778	37,489	114,710	107,376

Operating expenses:
Research and development	18,465	19,581	58,072	56,440
Sales and marketing	22,867	23,920	70,869	73,728
General and administrative	6,806	7,210	21,080	21,238
Litigation settlement charge	—	—	—	1,143
Restructuring charge	—	489	—	489
Total operating expenses	48,138	51,200	150,021	153,038

Operating loss	(7,360)	(13,711)	(35,311)	(45,662)
Other income (expense) - net	181	188	479	701
Loss before income taxes	(7,179)	(13,523)	(34,832)	(44,961)
Income tax expense	319	358	1,043	881
Net loss	$(7,498)	$(13,881)	$(35,875)	$(45,842)
Net loss per share, basic and diluted	$(0.07)	$(0.15)	$(0.35)	$(0.49)
Weighted-average shares used to compute net loss per share, basic and diluted	104,032	95,024	101,369	92,825

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2017	97,203,950	$10	$420,525	$(360,983)	$59,552
Issuance of common stock for stock option exercises	2,003,842	—	5,909	—	5,909
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,597,778	—	4,548	—	4,548
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621	—	9,622
Shares withheld for net settlement of equity awards	(1,072,919)	—	(5,294)	—	(5,294)
Vesting of restricted stock units	3,714,451	—	—	—	—
Stock-based compensation	—	—	20,035	—	20,035
Net loss	—	—	—	(35,875)	(35,875)
BALANCE—September 30, 2018	105,420,488	$11	$455,344	$(396,858)	$58,497

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,875)	$(45,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	28,493	26,249
Depreciation	2,856	2,430
Amortization of intangible assets	100	445
Provision for doubtful accounts	80	97
Accretion of premium on investment securities	(47)	(36)
Loss on disposal of fixed assets	41	—
Changes in operating assets and liabilities:
Accounts receivable	698	(4,538)
Deferred commissions	1,417	435
Other current and noncurrent assets	(4,499)	(936)
Accounts payable	68	1,241
Unearned revenue	15,952	7,654
Customer arrangements with termination rights	(3,041)	3,074
Accrued expenses and other long-term liabilities	852	2,362
Net cash provided by (used in) operating activities	7,095	(7,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,380)	(5,046)
Proceeds from maturities of investment securities	12,800	35,415
Purchase of investment securities	(9,053)	(1,794)
Net cash provided by investing activities	2,367	28,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	3,281	3,590
Taxes paid for net settlement of equity awards	(3,942)	(3,149)
Amounts withheld for net settlement of equity awards	(1,352)	—
Proceeds from exercise of stock options	5,909	3,911
Net cash provided by financing activities	3,896	4,352
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,358	25,562
CASH AND CASH EQUIVALENTS—Beginning of period	85,833	54,043
CASH AND CASH EQUIVALENTS—End of period	$99,191	$79,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,029	$758
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$5,898	$5,123
Value of shares issued under the Employee Stock Purchase Plan	$4,548	$4,562
Unpaid property and equipment purchases	$186	$667

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2018, our operating results for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. Our operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $217,000 and $4,000 in the three months ended September 30, 2018 and 2017, respectively, and we recognized a foreign currency loss of $571,000 and a gain of $169,000 in the nine months ended September 30, 2018 and 2017, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $14.3 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At September 30, 2018 and December 31, 2017, we had an allowance for doubtful accounts of $555,000 and $475,000, respectively.

One reseller accounted for 11% of total revenue (1% as an end customer) for both the three and nine months ended September 30, 2018, respectively, and for 11% of total revenue (1% as an end customer) and 14% of total revenue (1% as an end customer) for the three and nine months ended September 30, 2017, respectively.  One reseller accounted for 13% of net accounts receivable at September 30, 2018, and another reseller accounted for  17% of net account receivable at December 31, 2017.

There were no other resellers or end-user customers that accounted for 10% or more of our revenue or net accounts receivable for any period presented.

Segments

We have one reportable segment, software and services to manage and secure mobile devices, applications and content.

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

Software support and services convey rights to the upgrades released over the contract period and provide support and tools to help customers deploy and use our products more efficiently. Revenue allocated to software support and services is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given that the software support and services comprises a distinct performance obligation that is satisfied over time.

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue will be recognized after invoicing. For multi-year agreements, we either invoice customer in full at the inception of the contract or annually at the beginning of each annual period. We record an unbilled receivable related to revenue recognized for multi-year on-premises licenses invoiced annually when we have an unconditional right to invoice and receive payment in the future for those licenses or when we have the right to invoice future monthly periods under committed monthly recurring charge (“MRC”) agreements. The majority of our MRC agreements are for a month to month term (“non-committed”) or usage-based.

Payment terms and conditions vary by contract type, although terms generally include a requirement to pay within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. This includes invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period or multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

As of September 30, 2018 and December 31, 2017, the balance of accounts receivable, net of the allowance for doubtful accounts, included $1.1 million and $2.5 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of September 30, 2018 and December 31, 2017, unbilled receivables included in other long-term assets on our consolidated balance sheets were $482,000 and $977,000, respectively.

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

Deferred commissions are amortized over the period commensurate with revenue recognition.

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of the period	$16,928	$17,905	$18,408	$18,738
Deferral of commissions earned	4,158	5,191	10,953	12,596
Recognition of commission expense	(4,095)	(4,771)	(12,370)	(12,907)
Impairment of deferred commissions	—	(23)	-	(125)
Balance, end of the period	$16,991	$18,302	$16,991	$18,302

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2018 and 2017, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and nine months ended September 30, 2018 and 2017 was not significant.

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

Leases

In February 2016, the FASB finalized ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. As a result of this new standard, we expect to record a lease commitment liability and corresponding right-of-use asset for our leases designated as operating leases in Note 11, “Commitments and Contingencies,” upon adoption.  We do not expect the new statement to materially impact our results of operations. We intend to adopt ASU 2016-02 effective January 1, 2019 and, as permitted by ASU 2018-11, we do not plan to recast our prior periods.

Income Tax

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act (the Tax Act), which significantly reforms the Internal Revenue Code of 1986, as amended. As of September 30, 2018, and December 31, 2017, the Tax Act had no effect on our existing deferred taxes and related disclosures. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit in the three or nine months ended September 30, 2018 associated with U.S. tax reform.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. However, due to taxable loss carryovers available and a full valuation position there is no income tax expense or benefit expected in relation to the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) and also its treatment of potential global intangible low-taxed income (“GILTI”). During the three or nine months ended September 30, 2018, we did not make any adjustments to the consolidated financial statements within the measurement period in accordance with SAB 118.

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

In connection with our adoption of ASC 606 on January 1, 2018, there was a decrease to the Company’s deferred income tax liabilities and an offsetting increase in the valuation allowance recorded against deferred tax assets. No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. During the three and nine months ended September 30, 2018, we recorded no income tax expense or benefit as a result of the adoption of the ASC 606.

Adoption of the standard related to revenue recognition impacted our previously reported results as follows (in thousands except per share data):

	Three Months Ended September 30, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$42,720	$2,787	$45,507
Total operating expenses	51,597	(397)	51,200
Net loss	(17,065)	3,184	(13,881)
Net loss per share, basic and diluted	(0.18)	0.03	(0.15)

	Nine Months Ended September 30, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$127,660	$3,035	$130,695
Total operating expenses	152,603	435	153,038
Net loss	(48,442)	2,600	(45,842)
Net loss per share, basic and diluted	(0.52)	0.03	(0.49)

	December 31, 2017
		New Revenue
		Standard	As
Balance Sheets:	As Reported	Adjustment	Adjusted
Assets
Accounts receivable, net	$48,171	$2,458	$50,629
Deferred commissions-current	—	9,285	9,285
Deferred commissions-noncurrent	—	9,123	9,123
Other assets	1,999	977	2,976
Liabilities and stockholders' equity
Accrued expenses	24,995	75	25,070
Unearned revenue-current	84,467	(29,362)	55,105
Unearned revenue-noncurrent	28,034	(6,117)	21,917
Customer arrangements with termination rights	—	19,546	19,546
Total stockholders' equity	$21,851	$37,701	$59,552

2.Significant Balance Sheet Components

Accounts Receivable, Net —Accounts receivable, net at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable - billed	$49,280	$48,646
Accounts receivable - unbilled	1,126	2,458
Allowance for doubtful accounts	(555)	(475)
Accounts receivable, net	$49,851	$50,629

Property and Equipment —Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computers and appliances	$13,361	$13,178
Purchased software	4,460	4,063
Furniture and fixtures	1,761	1,734
Leasehold improvements	3,503	3,226
Total property and equipment	23,085	22,201
Accumulated depreciation and amortization	(15,604)	(13,389)
Total property and equipment—net	$7,481	$8,812

Accrued Expenses —Accrued expenses at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued commissions	$4,277	$3,989
Accrued stock-settled bonus	6,541	7,705
Employee Stock Purchase Plan liability	779	2,047
Other accrued payroll-related expenses	2,935	4,285
Accrued royalties	4,072	733
Other accrued liabilities	5,103	6,311
Total accrued expenses	$23,707	$25,070

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2018 or December 31, 2017.

Our financial instruments measured at fair value as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$14,312	$—	$—	$14,312
Corporate debt securities	—	5,079	—	5,079
Commercial paper	—	53,074	—	53,074
Total	$14,312	$58,153	$—	$72,465

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$10,583	$—	$—	$10,583
Corporate debt securities	—	7,076	—	7,076
Commercial paper	—	51,796	—	51,796
Total	$10,583	$58,872	$—	$69,455

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities, and certificates of deposit. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$5,079	$—	$—	$5,079
Commercial paper	53,084	—	(10)	53,074
Total	$58,163	$—	$(10)	$58,153

	As of December 31, 2017
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$7,078	$—	$(2)	$7,076
Commercial paper	51,805	—	(9)	51,796
Total	$58,883	$—	$(11)	$58,872

The following table summarizes the balance sheet classification of our investments:

	As of September 30,	As of December 31,
(in thousands)	2018	2017
Cash equivalents	$55,067	$52,086
Short-term investments	3,096	6,797
Total investments	$58,163	$58,883

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of September 30, 2018		As of December 31, 2017
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$58,163	$58,153	$58,883	$58,872
Due after one year through five years	—	—	—	—
Total	$58,163	$58,153	$58,883	$58,872

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and nine months ended September 30, 2018, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Restructuring Charges

We initiated a reduction in our workforce and exited an office facility in 2017 to further align our cost structure with expected revenue growth and recorded all amounts associated with the restructuring plan as an expense in 2017.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, in the nine months ended September 30, 2018 (in thousands):

Severance
and Related Costs
Balance, December 31, 2017	$497
Provision for restructuring charges	—
Cash payments	(459)
Balance, September 30, 2018	$38

The remaining restructuring balance of $38,000 at September 30, 2018 is for office facility rent that we expect to pay by December 31, 2018.

6. Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the prime rate. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, but does allow for the repurchase of a limited amount of our common stock as contemplated by a share repurchase program approved by the Board of Directors in October 2018,  and the borrowing capacity is limited to eligible accounts receivable. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25.

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

There were no other outstanding amounts under the line of credit at September 30, 2018 or December 31, 2017 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of September 30, 2018 and December 31, 2017. No shares of convertible preferred stock were issued and outstanding as of September 30, 2018 or December 31, 2017.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2018 and December 31, 2017. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2018 and December 31, 2017, our shares of common stock reserved for issuance were as follows:

	September 30,	December 31,
	2018	2017
Options outstanding	5,122,470	7,738,496
Unvested restricted stock units outstanding	12,791,608	12,906,030
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	2,831,882	1,859,997
Shares available for purchase under the Employee Stock Purchase Plan	364,762	990,501
Total	21,110,722	23,495,024

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of September 30, 2018, there were 1,000,000 options and restricted stock units outstanding under the Inducement Plan.

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

As of September 30, 2018 and December 31, 2017, approximately 364,762 and 990,501 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2018, we increased the number of shares available for issuance under the ESPP by 972,039 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2017.

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

Our restricted stock unit activity for the nine months ended September 30, 2018 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2017	12,906,030	$4.72
Granted	8,779,732	4.59
Vested	(5,687,837)	4.92
Forfeitures	(3,206,317)	4.46
Unvested, September 30, 2018	12,791,608	$4.61

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

In the three and nine months ended September 30, 2018, we recorded $2.0 million and $6.5 million of stock-based compensation expense, respectively, under the 2018 Bonus Plans. In the nine months ended September 30, 2018, we recorded $1.9 million of stock-based compensation expense under the 2017 Bonus Plans. In the three and nine months ended September 30, 2017, we recorded $2.0 million and $6.1 million, respectively, of stock-based compensation expense under the 2017 Bonus Plans. In the nine months ended September 30, 2017, we recorded $1.7 million of stock-based compensation expense under the 2016 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the three and nine months ended September 30, 2018 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2017	1,859,997	7,738,496	$4.34	3.96	$4,897
Authorized	4,860,197	—
Stock options granted	(300,000)	300,000	4.73
Issuance of shares under 2017 Bonus Plans	(1,974,771)	—
Shares withheld from net settlement of restricted stock units and options	1,072,919
Restricted stock units granted	(6,804,961)	—
Exercised	—	(2,003,842)	2.95
Stock options canceled	912,184	(912,184)	4.81
Restricted stock units canceled	3,206,317	—
Balance—September 30, 2018	2,831,882	5,122,470	$4.82	4.75	$6,045
Vested and exercisable—September 30, 2018		4,527,276	$4.87	4.19	$5,463
Vested and expected to vest(1)—September 30, 2018		5,020,305	$4.83	4.66	$5,950

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$1,223	$932	$3,672	$2,859
Research and development	3,670	3,914	11,780	11,046
Sales and marketing	2,653	2,258	7,341	6,612
General and administrative	1,834	1,974	5,700	5,732
Total	$9,380	$9,078	$28,493	$26,249

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected dividend yield	-	n/a	-	—
Risk-free interest rate	2.8%	n/a	2.7%	2.1%
Expected volatility	50%	n/a	52%	41%
Expected life (in years)	6.1	n/a	6.1	6.1

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected dividend yield	-	-	—	—
Risk-free interest rate	2.5%	1.3%	2.2%	0.9 - 1.3%
Expected volatility	43%	54%	47%	34% - 54%
Expected life (in years)	1.3	1.3	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of September 30, 2018, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.9	3.0
Restricted stock units	44.3	2.8
ESPP	2.4	1.8
Total	$47.6

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

Rent expense for the three months ended September 30, 2018 and 2017 was $1.7 million and $1.9 million respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $5.1 million and $5.3 million, respectively. The aggregate future minimum lease payments under our agreements as of September 30, 2018 are as follows (in thousands)

Year
2018 (remaining)	$1,825
2019	7,118
2020	5,570
2021	4,066
2022	3,083
Thereafter	1,163
Total	$22,825

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through September 30, 2018, we have not received any material written claim for indemnification.

12.Unearned Revenue

Changes in unearned revenue were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$82,934	$65,022	$77,022	$60,588
Billings, excluding billings for customer arrangements with termination rights	55,819	44,247	144,107	125,532
Additions to unearned revenue upon expiration of termination rights	4,385	3,852	12,741	11,992
Recognition of revenue, net of change in unbilled accounts receivable*	(50,164)	(44,879)	(140,896)	(129,870)
Balance, end of period	$92,974	$68,242	$92,974	$68,242

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Revenue billed as of the end of period	$50,164	$44,879	$140,896	$129,870
Increase (decrease) in total unbilled accounts receivable	(913)	628	(1,827)	825
Revenue Reported in Condensed Consolidated Statement of Operations	$49,251	$45,507	$139,069	$130,695

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $100.9 million as of September 30, 2018, of which we expect to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.

As of September 30, 2018 and December 31, 2017, the balance of customer arrangements that contain termination rights was $16.5 million and $19.5 million, respectively.

13.Segment and Disaggregated Revenue Information

We conduct business globally. Our chief operating decision maker (Chief Executive Officer) reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, software and services to manage and secure mobile devices, applications and content, and there are no segment managers who are held accountable for operations, operating results and plans for levels, components or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Approximately $2.6 million and $2.7 million, or 35% and 30%, as of September 30, 2018 and December 31, 2017, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Revenue
United States	$21,654	$21,630	$61,061	$61,082
International	27,597	23,877	78,008	69,613
Total	$49,251	$45,507	$139,069	$130,695

We recognized revenue of $8.6 million, or 17% of total revenue, and $5.0 million, or 12% of total revenue, from customers with a billing address in Germany for the three months ended September 30, 2018 and 2017, respectively. We recognized revenue of $22.8 million, or 16% of total revenue, and $16.3 million, or 13% of total revenue, from customers with a billing address in Germany for the nine months ended September 30, 2018 and 2017, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or nine months ended September 30, 2018 or 2017.

Revenue from recurring and nonrecurring contractual arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Perpetual license - point-in-time	$8,669	$11,393	$25,995	$33,488
Professional services - point-in-time	912	844	2,693	2,238
Non-recurring revenue	9,581	12,237	28,688	35,726
On-premise subscriptions - point-in-time	6,337	5,137	15,332	12,240
On-premise subscriptions - ratable	4,121	3,583	11,956	10,911
Cloud subscriptions - ratable	13,199	9,539	36,181	28,111
Software support on perpetual licenses - ratable	16,013	15,011	46,912	43,707
Recurring revenue	39,670	33,270	110,381	94,969
Total revenue	$49,251	$45,507	$139,069	$130,695

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(7,498)	$(13,881)	$(35,875)	$(45,842)
Denominator:
Weighted–average shares outstanding	104,032	95,024	101,369	92,826
Less: weighted average shares subject to repurchase	—	—	—	(1)
Weighted–average shares used to compute basic and diluted net loss per share	104,032	95,024	101,369	92,825
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.35)	$(0.49)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,	September 30,
	2018	2017
Stock options outstanding, net of unvested exercised stock options	5,122,470	7,896,734
Unvested restricted stock units	12,791,608	13,241,111
ESPP shares	194,366	262,007
Stock-settled bonus shares	740,489	987,177
Total potentially dilutive securities	18,848,933	22,387,029

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

Our total revenue in the three and nine months ended September 30, 2018 was $49.3 million and $139.1 million, respectively, compared to $45.5 million and $130.7 million, respectively, in the three and nine months ended September 30, 2017.

Revenue from licenses, cloud services and software support and services represented 30%, 27% and 43% of total revenue, respectively, in the three months ended September 30, 2018 and 36%, 21% and 43% of total revenue, respectively, in the three months ended September 30, 2017. Revenue from licenses, cloud services and software support and services represented 30%, 26% and 44% of total revenue, respectively, in the nine months ended September 30, 2018 and 35%, 22% and 43% of total revenue, respectively, in the nine months ended September 30, 2017. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses was 81% and 79%, respectively, of total revenue in the three and nine months ended September 30, 2018 compared to 73% of total revenue in both the three and nine months ended September 30, 2017.

Our license revenue in the three months ended September 30, 2018 was $15.0 million, representing a decrease of $1.5 million, or 9%, compared to the three months ended September 30, 2017. Our license revenue in the nine months ended September 30, 2018 was $41.3 million, representing a decrease of $4.4 million, or 10%, compared to the nine months ended September 30, 2017. The decline in license revenue was primarily due to a decrease in revenue from perpetual licenses, partially offset by an increase in license fees recognized from on-premises subscriptions. We have seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions rather than perpetual licenses.

Our cloud services revenue in the three months ended September 30, 2018 was $13.2 million, representing an increase of $3.7 million, or 38%, compared to the three months ended September 30, 2017. Our cloud services revenue in the nine months ended September 30, 2018 was $36.2 million, representing an increase of $8.1 million, or 29%, compared to the nine months ended September 30, 2017. This growth reflects our customers’ preference to purchase cloud services. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our software support and services revenue in the three months ended September 30, 2018 was $21.0 million, representing an increase of $1.6 million, or 8%, compared to the three months ended September 30, 2017. Our software support and services revenue in the nine months ended September 30, 2018 was $61.6 million, representing an increase of $4.7 million, or 8%, compared to the nine months ended September 30, 2017. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premises subscriptions, renewals of on-premise subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our billings were $57.2 million and $50.4 million in the three months ended September 30, 2018 and 2017, respectively, representing a growth rate of 14%. Our billings were $153.8 million and $140.6 million in the nine months ended September 30, 2018 and 2017, respectively, representing a growth rate of 9%. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the nine months ended September 30, 2018, and the full years 2017 and 2016, 56%, 53% and 54%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

We continue to focus on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $53.4 million and $65.5 million in 2017 and 2016, respectively, and incurred a net loss of $35.9 million in the nine months ended September 30, 2018. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from partner solutions that we sell, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to manage our expenses, which continue to be impacted by stock-based compensation charges from restricted stock unit grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, the new revenue accounting standard may make our financial results more difficult to predict.

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

Goodwill

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We evaluated our goodwill for impairment in the three and nine months ended September 30, 2018 and 2017 and observed no impairment indicators. As part of this, we observed that the fair value of the Company as a whole is substantially in excess of its carrying value, including goodwill.

Stock-Based Compensation

Stock-based compensation costs related to restricted stock and stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. For stock awards, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

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

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These non-GAAP financial measures exclude stock-based compensation, amortization of intangible assets, a litigation settlement charge, and restructuring charges.

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

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets can be significantly affected by the timing and size of acquisitions of companies or technology. Beginning the second quarter of 2018, we no longer had amortizing intangible assets.

Litigation settlement charge

In our non-GAAP financial measures, we have excluded the charge for the cost of the settlement of our shareholder litigation. While it is possible that we will have material litigation-related charges in the future, we do not expect it to be a consistently recurring expense.

Restructuring charges

In our non-GAAP financial measures, we have excluded the effect of severance payouts and other expenses related to a reduction in our workforce. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, the litigation settlement charge, and restructuring charges from various non-GAAP financial metrics such as gross profit, gross margin, operating income (loss), operating margin, net income (loss), and net income (loss) per share provides useful measures for management and investors. Stock-based compensation, restructuring charges, and the amortization of intangible assets have been and can continue to be inconsistent in amount from period to period. Other than in 2017, we have not historically had a material litigation-related settlement charge. While it is possible that we will have material litigation settlement charges in the future, we do not expect such charges to be a consistently recurring expense. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

Billings and free cash flow

Our non-GAAP financial measures also include: billings, which we define as total revenue plus the change in unearned revenue plus the change in customer arrangements in termination rights minus the change in unbilled accounts receivable in a period; and free cash flow, which we define as cash provided by (used in) operating activities less the amount of property and equipment purchased. We consider billings to be a useful metric for management and investors because subscription billings and software support and services billings drive unearned revenue and customer arrangements with termination rights, which are important indicators of future revenue. There are limitations related to the use of billings. First, billings include amounts that have not yet been recognized as revenue. Changes in contract duration and the timing of large transactions, for example, may significantly impact quarterly billings, but have little impact on revenue. Second, our calculation of billings may be different from other companies that report similar financial measures. We compensate for these limitations by evaluating billings together with revenue calculated in accordance with GAAP, including recurring revenue. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages and per share data)	2018	2017	2018	2017
Billings	$57,198	$50,357	$153,808	$140,598
Year-over-year percentage increase	13.6%	—	9.4%	—
Non-GAAP gross profit	$42,001	$38,869	$118,482	$110,991
Non-GAAP gross margin	85.3%	85.4%	85.2%	84.9%
Non-GAAP operating income (loss)	$2,020	$(3,696)	$(6,718)	$(17,025)
Non-GAAP operating margin	4.1%	(8.1)%	(4.8)%	(13.0)%
Non-GAAP net income (loss)	$1,882	$(3,866)	$(7,282)	$(17,205)
Non-GAAP income (loss) per share	$0.02	$(0.04)	$(0.07)	$(0.19)
Free cash flow	$245	$(8,373)	$5,715	$(12,411)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except percentages and per share data)
Billings reconciliation:
Total revenue	$49,251	$45,507	$139,069	$130,695
Total unearned revenue, end of period	92,974	68,242	92,974	68,242
Less: Total unearned revenue, beginning of period	(82,934)	(65,022)	(77,022)	(60,588)
Total customer arrangements with termination rights, end of period	16,506	17,272	16,506	17,272
Less: Total customer arrangements with termination rights, beginning of period	(19,512)	(15,014)	(19,546)	(14,198)
Total unbilled accounts receivable, end of period	(1,608)	(3,636)	(1,608)	(3,636)
Less: Total unbilled accounts receivable, beginning of period	2,521	3,008	3,435	2,811
Billings	$57,198	$50,357	$153,808	$140,598
Non-GAAP gross profit reconciliation:
Gross profit	$40,778	$37,489	$114,710	$107,376
Add: Stock-based compensation expense	1,223	932	3,672	2,859
Add: Amortization of intangible assets	—	137	100	445
Add: Restructuring charge	—	311	—	311
Non-GAAP gross profit	$42,001	$38,869	$118,482	$110,991
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	82.8%	82.4%	82.5%	82.2%
GAAP to non-GAAP gross margin adjustments	2.5%	3.0%	2.7%	2.7%
Non-GAAP gross margin	85.3%	85.4%	85.2%	84.9%
Non-GAAP operating income (loss) reconciliation:
GAAP operating loss	$(7,360)	$(13,711)	$(35,311)	$(45,662)
Add: Stock-based compensation expense	9,380	9,078	28,493	26,249
Add: Amortization of intangible assets	—	137	100	445
Add: Litigation settlement charge	—	—	—	1,143
Add: Restructuring charge	—	800	—	800
Non-GAAP operating income (loss) reconciliation:	$2,020	$(3,696)	$(6,718)	$(17,025)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(14.9)%	(30.1)%	(25.4)%	(34.9)%
GAAP to non-GAAP operating margin adjustments	19.0%	22.0%	20.6%	21.9%
Non-GAAP operating margin	4.1%	(8.1)%	(4.8)%	(13.0)%
Non-GAAP net income (loss) reconciliation:
GAAP net loss	$(7,498)	$(13,881)	$(35,875)	$(45,842)
Add: Stock-based compensation expense	9,380	9,078	28,493	26,249
Add: Amortization of intangible assets	—	137	100	445
Add: Litigation settlement charge	—	—	—	1,143
Add: Restructuring charge	—	800	—	800
Non-GAAP net income (loss) reconciliation:	$1,882	$(3,866)	$(7,282)	$(17,205)
Non-GAAP net income (loss) per share reconciliation:
GAAP net loss	$(0.07)	$(0.15)	$(0.35)	$(0.49)
Add: Stock-based compensation expense	0.09	0.10	0.28	0.28
Add: Amortization of intangible assets	—	—	—	—
Add: Litigation settlement charge	—	—	—	0.01
Add: Restructuring charge	—	0.01	—	0.01
Non-GAAP net income (loss) per share	$0.02	$(0.04)	$(0.07)	$(0.19)
Free cash flow:
Net cash provided by (used in) operating activities	$860	$(4,249)	$7,095	$(7,365)
Purchase of property and equipment	(615)	(4,124)	(1,380)	(5,046)
Free cash flow	$245	$(8,373)	$5,715	$(12,411)

Results of Operations

Revenue

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue for the three and nine months ended September 30, 2018 and 2017.

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

Cost of Revenue

License

Our cost of license revenue consists of the cost of third-party software royalties, appliances and, until March 31, 2018, amortization of intangible assets.

Cloud Services

Our cloud services cost of revenue consists of cloud service data center operations expense, the portion of our global Customer Success organization (See Software support and services below) associated with our cloud services business, and third-party royalties. Cloud service data center operations expenses primarily consist of personnel costs, third-party hosting facilities, telecommunication and information technology costs. We expect these expenses to increase in the near-term as we recognize royalty expense associated with our mobile threat defense sales and scale our data center operations team and infrastructure to support the growing cloud business.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of restricted stock unit grants and stock-settled bonus plans, if any. For example, in the nine months ended September 30, 2018, stock-based compensation expense in operating expenses was $24.8 million compared to $23.4 million in the nine months ended September 30, 2017.

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

Restructuring Charges

In our non-GAAP financial measures, we have excluded the effect of severance payouts and other expenses related to a reduction in our workforce. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
License	$15,006	$16,531	$41,327	$45,729
Cloud services	13,199	9,539	36,181	28,111
Software support and services	21,046	19,437	61,561	56,855
Total revenue	49,251	45,507	139,069	130,695
Cost of revenue (1)
License	529	708	1,475	1,689
Cloud services	3,331	2,318	8,624	6,512
Software support and services	4,613	4,681	14,260	14,807
Restructuring charge	—	311	—	311
Total cost of revenue	8,473	8,018	24,359	23,319
Gross profit	40,778	37,489	114,710	107,376

Operating expenses:
Research and development (1)	18,465	19,581	58,072	56,440
Sales and marketing (1)	22,867	23,920	70,869	73,728
General and administrative (1)	6,806	7,210	21,080	21,238
Litigation settlement charge	—	—	—	1,143
Restructuring charge	—	489	—	489
Total operating expenses	48,138	51,200	150,021	153,038
Operating loss	(7,360)	(13,711)	(35,311)	(45,662)
Other income (expense) - net	181	188	479	701
Loss before income taxes	(7,179)	(13,523)	(34,832)	(44,961)
Income tax expense	319	358	1,043	881
Net loss	$(7,498)	$(13,881)	$(35,875)	$(45,842)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$1,223	$932	$3,672	$2,859
Research and development	3,670	3,914	11,780	11,046
Sales and marketing	2,653	2,258	7,341	6,612
General and administrative	1,834	1,974	5,700	5,732
Total	$9,380	$9,078	$28,493	$26,249

Statement of operations presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
License	30%	36%	30%	35%
Cloud services	27	21	26	22
Software support and services	43	43	44	43
Total revenue	100	100	100	100
Cost of revenue
License	1	2	1	1
Cloud services	7	5	6	5
Software support and services	9	10	10	12
Restructuring charge	—	1	—	—
Total cost of revenue	17	18	17	18
Gross profit	83	82	83	82
Operating expenses:
Research and development	38	43	42	43
Sales and marketing	46	52	51	57
General and administrative	14	16	15	16
Litigation settlement charge	—	—	—	1
Restructuring charge	—	1	—	—
Total operating expenses	98	112	108	117
Operating loss	(15)	(30)	(25)	(35)
Other income (expense) - net	—	—	—	1
Loss before income taxes	(15)	(30)	(25)	(34)
Income tax expense	—	1	1	1
Net loss	(15)%	(31)%	(26)%	(35)%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
License	$15,006	$16,531	$(1,525)	(9)%
Cloud services	13,199	9,539	3,660	38
Software support and services	21,046	19,437	1,609	8
Total revenue	$49,251	$45,507	$3,744	8%

Percentage of total revenue
License	30%	36%
Cloud services	27	21
Software support and services	43	43
	100%	100%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
License	$41,327	$45,729	$(4,402)	(10)%
Cloud services	36,181	$28,111	8,070	29
Software support and services	61,561	56,855	4,706	8
Total revenue	$139,069	$130,695	$8,374	6%

Percentage of total revenue
License	30%	35%
Cloud services	26	22
Software support and services	44	43
	100%	100%

	Three Months Ended
	September 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$21,654	44%	$21,630	48%	$24	—%
International	27,597	56	23,877	52	3,720	16
Total revenue	$49,251	100%	$45,507	100%	$3,744	8%

	Nine Months Ended
	September 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$61,061	44%	$61,082	47%	$(21)	—%
International	78,008	56	69,613	53	8,395	12
Total revenue	$139,069	100%	$130,695	100%	$8,374	6%

License revenue decreased $1.5 million and $4.4 million, or 9% and 10%, in the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods of 2017 primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud or on-premise subscription services. Revenue from perpetual licenses decreased $2.7 million and $7.5 million, respectively, while revenue from the license component of on-premise subscriptions increased $1.2 million and $3.1 million, respectively, in the three and nine months ended September 30, 2018 compared to the corresponding periods of 2017.

Cloud services revenue increased $3.7 million and $8.1 million, or 38% and 29%, in the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods of 2017, primarily due to customer preference for solutions sold under a cloud-based delivery model.

Software support and services revenue increased $1.6 million and $4.7 million, or 8%, in the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods of 2017, primarily as a result of growth in our installed base of customers that purchase perpetual licenses, new and renewed on-premise subscriptions and software support on perpetual licenses, and increased professional services purchased as part of our solutions. Professional services revenue was $912,000 and $2.7 million, respectively, in the three and nine months ended September 30, 2018 compared to $844,000 and $2.2 million, respectively, in the corresponding periods of 2017 as a result of completing more work on professional services engagements.

Revenue from international sales increased 16% and 12% in the three and nine months periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017 due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States.

Revenue from U.S. sales were flat in the three months ended September 30, 2018, compared to the corresponding periods of 2017. This was attributed to the impact of customers’ preference to purchase licenses priced as subscriptions rather than perpetual software licenses being greater in the U.S. than internationally and new customer adoption slowing compared to the prior year.

Revenue from our largest reseller, AT&T, was 11% of total revenue in both the three and nine months ended September 30, 2018 as compared to 11% and 14%, respectively, of total revenue in the corresponding periods of the prior year. No other customer accounted for 10% or more of total revenue in the three or nine months ended September 30, 2018 and 2017.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
License	$529	1%	$708	2%	$(179)	(25)%
Cloud services	3,331	7	2,318	5	1,013	44
Software support and services	4,613	9	4,681	10	(68)	(1)
Restructuring charge	—	—	311	1	(311)	(100)
Total cost of revenue	$8,473	17%	$8,018	18%	$455	6%
Gross profit	$40,778		$37,489		$3,289
Gross margin		83%		82%

	Nine Months Ended
	September 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
License	$1,475	1%	$1,689	1%	$(214)	(13)%
Cloud services	8,624	6	6,512	5	2,112	32
Software support and services	14,260	10	14,807	12	(547)	(4)
Restructuring charge	—	—	311	—	(311)	(100)
Total cost of revenue	$24,359	17%	$23,319	18%	$1,040	4%
Gross profit	$114,710		$107,376		$7,334
Gross margin		83%		82%

Total cost of revenue increased $455,000, or 6%, in the three months ended September 30, 2018 and $1.0 million, or 4%, in the nine months ended September 30, 2018 compared to the same periods of the prior year due to increases in cloud services cost of revenue that were partially offset by reductions in license cost of revenue, software support and services cost of revenue, and restructuring charges.

License cost of revenue decreased $179,000 and $214,000, respectively, in the three and nine months ended September 30, 2018 compared to the same periods of the prior year due to decreases in intangible asset amortization which, in the nine month period, was partially offset by a slight increase in costs associated with appliance sales.

Cost of cloud services increased $1.0 million and $2.1 million, respectively, in the three and nine months ended September 30, 2018 and 2017 compared to the same periods of the prior year. Payroll-related expense in data center operations increased $334,000 and $504,000, respectively, in the three and nine month periods ended September 30, 2018 compared to the corresponding periods of 2017 due to increasing headcount. Infrastructure costs such as third party hosting, software subscriptions and facilities costs in data center operations increased by $134,000 and $511,000, respectively, in the three and nine month periods ended September 30, 2018 compared to the corresponding periods of 2017 to support the growing cloud services business. Stock-based compensation expense in cost of cloud services increased $198,000 and $486,000, respectively, in the three and nine month ended September 30, 2018 compared to the corresponding periods of 2017 due to the grant of RSUs and higher costs associated with our stock-settled bonus programs. Royalty expense in cost of cloud services increased $273,000 and $462,000, respectively, in the three and nine months ended September 30, 2018 compared to the corresponding periods of 2017 due to increased sales of partner solutions that bear royalties, including mobile threat defense. Global customer success expense in cost of cloud services increased $109,000 and $303,000, respectively, in the three and nine months ended September 30, 2018 compared to the corresponding periods of 2017 due to increased technical support needed for our growing cloud business.

In cost of software support and services, global customer success expense decreased by $68,000 and $547,000 in the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The decrease in the nine-month period was due primarily to a decrease in facilities and infrastructure expense, payroll-related expense due to a third quarter of 2017 workforce reduction, and professional services expense, partially offset by a $327,000 increase in stock-based compensation expense.

In the three and nine months ended September 30, 2017, we incurred a $311,000 restructuring charge due to a reduction in our workforce.

Operating Expenses

	Three Months Ended
	September 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$18,465	38%	$19,581	43%	$(1,116)	(6)%
Sales and marketing	22,867	46	23,920	52	(1,053)	(4)
General and administrative	6,806	14	7,210	16	(404)	(6)
Restructuring charge	—	—	489	1	(489)	(100)
Total operating expenses	$48,138	98%	$51,200	112%	$(3,062)	(6)%

	Nine Months Ended
	September 30,
	2018		2017		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$58,072	42%	$56,440	43%	$1,632	3%
Sales and marketing	70,869	51	73,728	57	(2,859)	(4)
General and administrative	21,080	15	21,238	16	(158)	(1)
Litigation settlement charge	—	—	1,143	1	(1,143)	(100)
Restructuring charge	—	—	489	—	(489)	(100)
Total operating expenses	$150,021	108%	$153,038	117%	$(3,017)	(2)%

Research and development expense decreased $1.1 million, or 6%, in the three months ended September 30, 2018 compared to the corresponding period of 2017 primarily due to a decrease in personnel costs. Salaries and other payroll-related expense decreased $885,000 due to lower headcount. Stock-based compensation expense, part of personnel costs, decreased by $244,000 primarily because of lower expense associated with our stock-settled bonus plans.

Research and development expense increased $1.6 million, or 3%, in the nine months ended September 30, 2018 compared to the corresponding period of 2017 primarily due to an increase in personnel costs of $1.0 million and facilities and infrastructure expense of $891,000. Stock-based compensation expense, part of personnel costs, increased by $733,000 due to higher expense associated with restricted stock unit grants and our stock-settled bonus plans. While headcount decreased compared to the prior year, severance payouts in the first half of the year and merit increases caused salaries and payroll-related expense in the nine months ended September 30, 2018 to increase $217,000 compared to the prior year. Facilities and infrastructure expense increased due mainly to cost of a new India facility, and data center and telecommunications costs largely associated with our cloud research and development.

Sales and marketing expense decreased $1.1 million, or 4%, in the three months ended September 30, 2018 compared to the corresponding period of 2017. Personnel costs decreased by $868,000 compared to the corresponding period of the prior year. Salaries and salary-related expense and commission expense together decreased $1.3 million from the prior year due to lower headcount and changes to our commission plan structure. Partially offsetting that decrease, stock-based compensation expense increased $395,000 due to RSU grants and increases in expense accrued under our stock-settled bonus plans. Professional services fees decreased $164,000 due to a decrease in recruiting fees, consulting and contractor expense used to supplement our sales and marketing organizations. Facilities and infrastructure expense decreased $163,000 due to lower facilities and IT costs.

Sales and marketing expense decreased $2.9 million, or 4%, in the nine months ended September 30, 2018 compared to the corresponding period of 2017. Personnel costs decreased by $1.8 million compared to the corresponding period of the prior year. Salaries, salary-related and commission expense decreased $2.6 million from the prior year due to lower headcount and changes to our commission plan structure. Partially offsetting that decrease, stock-based compensation expense, part of personnel costs, increased $729,000 due to RSU grants. Marketing program expense decreased by $753,000 due to lower spending on events. Facilities and infrastructure expense decreased $408,000 due primarily to lower facilities and IT costs.

General and administrative expense decreased $404,000, or 6%, in the three months ended September 30, 2018 compared to the corresponding period of 2017 primarily due to a $226,000 decrease in personnel costs and a $243,000 decrease in professional fees. The decrease in personnel costs included a $110,000 decrease in salary-related and bonus expense, primarily associated with our former Chief Executive Officer’s bonus plan, and a decrease in stock-based compensation expense of $116,000 due to lower expense from RSU grants. The decrease in professional fees was the result of expense incurred in the prior year for the implementation of the new revenue accounting standard, a project that was completed by the end of the first quarter of 2018.

General and administrative expense decreased $158,000, or 1%, in the nine months ended September 30, 2018 compared to the corresponding period of 2017 primarily due to a $555,000 decrease in personnel costs, partially offset by a one-time contract termination charge of $325,000. The decrease in personnel costs included a $388,000 decrease in salary-related and bonus expense, primarily associated with our former Chief Executive Officer’s bonus plan, and a decrease in stock-based compensation expense of $166,000 due to lower expense from stock option grants.

We recorded a litigation settlement charge of $1.1 million in the nine months ended September 30, 2017 associated with the settlement of shareholder litigation.

We incurred a $489,000 restructuring charge in the three and nine months ended September 30, 2017 due to a reduction in our workforce. The restructuring charge resulted from workforce reductions designed to align our spending with our expected growth rate.

Other Income (Expense)—Net

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Other income (expense)—net	$181	$188	$(7)	(4)%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Other income (expense)—net	$479	$701	$(222)	(32)%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $395,000 and $191,000 of interest income for the three months ended September 30, 2018 and 2017, respectively, and a $217,000 and $4,000 foreign currency loss for the three months ended September 30, 2018 and 2017, respectively. We recorded $975,000 and $507,000 of interest income for the nine months ended September 30, 2018 and 2017, respectively, and a $571,000 foreign currency loss and a $169,000 foreign currency gain for the nine months ended September 30, 2018 and 2017, respectively. A higher interest rate environment has driven up our interest income while strengthening of the U.S. dollar has resulted in losses on our foreign-denominated assets, most notably cash balances.

Income Tax Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Income tax expense	$319	$358	$(39)	(11)%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Income tax expense	$1,043	$881	$162	18%

Income tax expense was $319,000 and $358,000 in the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $881,000 in the nine months ended September 30, 2018 and 2017, respectively. The slight decrease in income tax expense in the the three-month period was due to lower taxable income in one of our European entities. The increase in income tax expense for the nine-month period was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$99,191	$85,833
Short term-investments	3,096	6,797
Total cash, cash equivalents and investments	$102,287	$92,630

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Net cash provided by (used in) operating activities	$7,095	$(7,365)	$14,460	196%
Net cash provided by investing activities	2,367	28,575	(26,208)	(92)
Net cash provided by financing activities	$3,896	$4,352	$(456)	(10)%

At September 30, 2018, we had cash and cash equivalents of $99.2 million. Substantially all of our cash and cash equivalents are held in the United States. At September 30, 2018, we had short-term investments of $3.1 million.

In addition, we have a revolving line of credit with a financial institution with current borrowing capacity of approximately $15.5 million that expires in June 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At September 30, 2018, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisitions and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. In October 2018, our Board of Directors approved the repurchase of up to an aggregate of $25.0 million of our common stock, subject to compliance with applicable laws, over a two-year period. The amount and timing of any repurchases made under the repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions.

Cash Provided by (used in) Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the nine months ended September 30, 2018, we generated $7.1 million of cash from operating activities compared to a use of $7.4 million in the corresponding period of the prior year. We incurred a net loss of $35.9 million in the nine months ended September 30, 2018 compared to a net loss of $45.8 million in the corresponding period of 2017 as our operating expenses decreased by $3.0 million and revenue grew by 6%. The net loss included non-cash charges of $31.5 million, primarily due to stock-based compensation expense, compared to $29.2 million in the nine months ended September 30, 2017. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $16.0 million increase in unearned revenue and a $1.4 million decrease in deferred commissions. Changes in operating assets and liabilities that used cash consisted primarily of an increase in other current and noncurrent assets of $4.5 million and a decrease in customer arrangements with termination rights of $3.0 million.

In the nine months ended September 30, 2017, we used $7.4 million of cash for operating activities. We incurred a net loss of $45.8 million in the nine months ended September 30, 2017. The net loss included non-cash charges of $29.2 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of a $7.7 million increase in unearned revenue, a $3.1 million increase in amounts deferred for customer arrangements with termination rights, a $2.4 million increase in accrued expenses other long-term liabilities, and a $1.2 million increase in accounts payable, that were partially offset by an increase in accounts receivable of $4.5 million and an increase in other current and noncurrent assets of $936,000.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash provided by investing activities was $2.4 million for the nine months ended September 30, 2018 as compared to $28.6 million in the corresponding period of 2017. In the nine months ended September 30, 2018, we received $12.8 million from maturities of investment securities and invested $9.1 million in new investment securities, compared to the nine months ended September 30, 2017 where we received $35.4 million from maturities of our investments and invested $1.8 million in new investment securities. Cash paid for the purchase of property and equipment was $1.4 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively. In the nine months ended September 30, 2017, we upgraded our network and data centers and also had expenditures for a new headquarters building and an India office move.

Cash Provided by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP. Beginning in 2017, our financing activities have included cash used to pay employee payroll taxes as part of the net settlement of our equity awards. In the future, our financing activities may also include cash outflows associated with the repurchase of shares of our common stock under the repurchase program approved by our Board of Directors in October 2018.

In the nine months ended September 30, 2018, our financing activities provided $3.9 million of cash. We received $5.9 million from the exercise of stock options and $3.3 million from ESPP contributions. We used $5.3 million as part of the net settlement of our stock-settled bonus and a stock option exercise.

In the nine months ended September 30, 2017, our financing activities provided $4.4 million of cash. We received $3.9 million from the exercise of stock options and $3.6 million from ESPP contributions. We used $3.1 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

Off-Balance-Sheet Arrangements

Through September 30, 2018, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment, software and services to manage and secure mobile devices, applications and content.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months September 30, 2018, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a full retrospective basis effective January 1, 2018. We also implemented new revenue and commission modules to enable the adoption of ASC 606. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d)

of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $53.4 million and $65.5 million in 2017 and 2016, respectively, and $35.9 million for the nine months ended September 30, 2018. As of September 30, 2018, our accumulated deficit was $396.9 million. Our revenue growth rate from 2016 to 2017 slowed compared to the revenue growth rate from 2015 to 2016, and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. In addition, we plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, and expenses associated with being a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K that was filed with the SEC on March 12, 2018. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

An increasing portion of our sales has been generated from subscription licenses. This mix shift towards subscription licensing, and differing revenue recognition patterns between the different types of subscriptions that we offer under the new revenue accounting guidelines, present a number of risks to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement as compared to sales of perpetual licenses, which are recognized up-front at the time of delivery. Under the new revenue accounting guidelines, a portion of subscriptions to on-premises software will be recognized up-front, while the remainder of the subscription will be recognized over the subscription term. That revenue recognition pattern is different from subscriptions to cloud offerings, for which all revenue will be recognized ratably over the term of the subscription. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. MRC revenue, which is currently included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle. In addition, service providers may bundle our solution with their offerings and price aggressively, which could result in a decrease in MRC billings. These factors could negatively affect our cash flow to the extent subscription revenue includes MRC revenue.

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

We currently host our cloud service from third-party data center facilities operated by several different providers located around the world, such as Equinix and Amazon Web Services. Any damage to, or failure of, our cloud service that is hosted by these third parties, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of data. While the third-party hosting centers host the server infrastructure, we manage the cloud services through our site reliability engineering team and need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. In some cases, we have entered into contractual service level commitments to maintain uptime of at least 99.9% for our cloud services platform and if we or our third-party data center facilities fail to meet these service level commitments, we may have to issue credits to these customers. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host our software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 11% of our total revenue for the nine months ended September 30, 2018 and 14% of our total revenue for the year ended December 31, 2017.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We continued to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting for the year ended December 31, 2017 nor will they be required to attest to the effectiveness of our internal controls over financial reporting for the year ending December 31, 2018. However, we will no longer qualify for the exemption as of December 31, 2019. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September 30, 2018 and for the years ended December 31, 2017 and 2016, 56%, 53%, and 54% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2017, approximately 47% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	burdens of complying with a wide variety of foreign laws, including heightened concerns and legal requirements relating to data security and privacy;

—	economic or political instability and security concerns in countries outside the United States in which we operate or have customers;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	difficulties and costs of attracting and retaining employees and managing foreign operations

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries; and

—	variability of foreign economic, political and labor conditions.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through September 30, 2018. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 37% of the outstanding shares of our common stock as of September 30, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ending December 31, 2018, we will continue to qualify as an “emerging growth company” as defined in the JOBS Act. However, we will no longer qualify as an “emerging growth company” for the year ending December 31, 2019 as we will have passed the fifth anniversary of the completion of our initial public offering.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At September 30, 2018, we have 105,420,488 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of RSUs.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We were required to implement this guidance in the first quarter of our fiscal year 2018. The most significant impact relates to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term, potentially making revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms. Any difficulties in adequately accounting under the new standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, to adopt the new standard we implemented a new revenue recognition module in our accounting system, hired consultants and increased our spending on audit fees, thereby increasing our general and administrative expense and we will incur higher audit fees going forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Typically, when an optionholder exercises a stock option, the exercise price of the stock option is remitted to the company and the optionholder’s tax withholding is paid directly out of the proceeds from the gain on the exercised stock option. Under our 2014 Equity Incentive Plan, if approved by the company, an optionholder may elect to net settle an exercised stock option. In a net settlement, in order to cover the exercise price and tax withholding, the optionholder receives the net of the shares exercised after trading a portion of the shares back to the company valued at the current market price on the date of exercise. The following table provides a summary of the company’s repurchase activity upon the net settlement of exercised stock options for the three months ended September 30, 2018:

	Total number of shares
Period	repurchased	Average price paid per share
July 1, 2018 through July 31, 2018	—	n/a
August 1, 2018 through August 31, 2018	—	n/a
September 1, 2018 through September 30, 2018	320,355	$4.90
Total shares repurchased	320,355	$4.90

Through of September 30, 2018, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of September 30, 2018, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2017 selected quarterly financial information, as amended for adoption of ASC 606:

MOBILEIRON, INC.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for per share data)
(Unaudited)
	Three Months Ended
	March 31.	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue:
License	$14,420	$14,778	$16,531	$18,306
Cloud services	9,023	9,549	9,539	10,617
Software support and services	18,666	18,752	19,437	20,140
Total revenue	42,109	43,079	45,507	49,063
Cost of revenue:
License (2)	447	534	708	514
Cloud services (1)	1,946	2,248	2,318	2,335
Software support and services (1)	4,877	5,249	4,681	4,369
Restructuring charges	-	-	311	-
Total cost of revenue	7,270	8,031	8,018	7,218
Gross profit	34,839	35,048	37,489	41,845
Operating expenses:
Research and development (1)	17,193	19,666	19,581	18,910
Sales and marketing (1)	23,663	26,145	23,920	23,079
General and administrative (1)	6,188	7,840	7,210	6,853
Litigation settlement charge	1,143	-	-	-
Restructuring expense	-	-	489	549
Total operating expenses	48,187	53,651	51,200	49,391
Operating loss	(13,348)	(18,603)	(13,711)	(7,546)
Other income - net	174	339	188	287
Loss before income taxes	(13,174)	(18,264)	(13,523)	(7,259)
Income tax expense	199	324	358	261
Net loss	$(13,373)	$(18,588)	$(13,881)	$(7,520)
Net loss per share, basic and diluted	$(0.15)	$(0.20)	$(0.15)	$(0.08)
Weighted-average shares used to compute net loss per share, basic and diluted	90,439	92,963	95,024	96,574

(1) Includes stock-based compensation expense as follows:
Cost of revenue
License	$-	$-	$-	$-
Cloud services	82	268	225	262
Software support and services	619	958	707	651
Research and development	2,766	4,366	3,914	3,474
Sales and marketing	1,772	2,582	2,258	2,047
General and administrative	1,308	2,450	1,974	1,048
	$6,547	$10,624	$9,078	$7,482

(2) Includes amortization of intangible assets as follows:
Cost of revenue
Perpetual license	$154	154	137	100
	$154	$154	$137	$100

	Three Months Ended
	March 31.	June 30,	September 30,	December 31,
(in thousands)	2017	2017	2017	2017
Disaggregation of Revenue:
Perpetual license	$11,138	$10,957	$11,393	$14,552
Professional services	685	709	844	902
Non-recurring revenue	11,823	11,666	12,237	15,454
Upfront on-premise subscription	3,282	3,821	5,137	3,754
Ratable on-premise subscription	3,735	3,593	3,583	3,868
Cloud services	9,023	9,549	9,539	10,617
Software support on perpetual licenses	14,246	14,450	15,011	15,370
Recurring revenue	30,286	31,413	33,270	33,609
Total revenue	$42,109	$43,079	$45,507	$49,063

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Offer Letter between the Company and Scott Hill, dated June 12, 2018	10.1	8-K	July 10, 2018	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.
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

Dated: November 1, 2018