Form 10-K
period 2018-12-31
MOBILEIRON, INC.
filed 2019-02-22
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $282 million based on the number of shares held by non-affiliates as of June 30, 2018 and based on the closing sale price of the registrant's common stock as reported on the Nasdaq Stock Market on June 30, 2018 of $4.45 per share. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 106,793,168 as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

		Page No.

	PART I

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	37
Item 4.	Mine and Safety Disclosures	37

	PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	40
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	98

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	99
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accountant Fees and Services	99

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	100
	Exhibit Index	101
Item 16	Form 10-K Summary	105
	Signatures	106

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	beliefs and objectives for future operations, results and growth;
•	our business plan and our ability to effectively manage our expenses;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	our ability to attract new customers and further penetrate our existing customer base;
•	our expectations concerning renewal rates for subscriptions and services by existing customers;
•	our expectations concerning the mix of our sales of subscriptions and perpetual licenses;
•	cost of revenue, including changes in costs associated with hardware, royalties, customer support, and data center operations;
•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;
•	our expectations concerning relationships with third parties, including channel partners;
•	economic and industry trends or trend analysis; and
•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These risks are not exhaustive. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A, entitled “Risk Factors,” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

\

Item 1. Business

Overview

Mobile and cloud computing are the catalysts for modern work. Mobile lets employees make better decisions and take faster actions because the information and tools they need to do their jobs are always available. Cloud lets developers build innovative services quickly and lets employees start using them easily.

However, this comes with new risks. The traditional, locked-down, perimeter-based approach to security no longer applies to mobile endpoints and cloud services that operate outside the network. Data no longer resides behind the firewall on locked-down PCs and servers, and so it cannot be secured by firewall-based solutions. Instead, data is spread across an information fabric that spans a wide variety of modern endpoints including Android, iOS, macOS, and Windows 10, as well as cloud services such as Box, Concur, Microsoft Office 365, Netsuite, Salesforce, Workday and custom cloud applications.

This shift to mobile and cloud technologies introduces three main challenges that CIOs and CISOs need to address:

1.	Drive business innovation by allowing employees to securely use mobile, cloud, and other endpoints for work.
2.	Enforce corporate security without impacting the user experience.
3.	Redefine enterprise security strategies to address a perimeter-less environment.

To solve these challenges, many organizations are in the early stages of investigating a zero trust enterprise security framework. Zero trust assumes that bad actors are already in the network and secure access is determined by an “always verify, never trust” approach.

We are a leader in defining a zero trust, mobile-centric framework, one that goes beyond traditional approaches to security by utilizing a more comprehensive set of attributes to grant secure access. At MobileIron, we validate the device, establish user context, check app authorization, verify the network, and detect and mitigate threats before granting secure access to a device or user. We believe traditional identity-based and gateway approaches to zero trust fall short because they provide only limited visibility into devices, apps, and threats.

We are redefining how customers build a secure foundation in a perimeter-less world. Our security platform is built on the foundation of unified endpoint management (UEM) with additional zero trust capabilities including single sign-on (SSO), multifactor authentication (MFA), and mobile threat defense (MTD). Together they create a more seamless mobile experience by automating access control decisions across users, endpoints, operating systems, clouds, networks, threats, and vulnerabilities so that only trusted resources can access corporate data.

Our Business Model

Our customers can deploy MobileIron as either a cloud service or on-premises software. They can choose subscription-based or perpetual licensing. We primarily target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our business model is based on winning new customers, growing existing customers through seat expansion and product upsell, and renewing subscriptions and software support agreements. Our channel partners include distributors, resellers, service providers, and system integrators. Our revenue grew to $193.2 million in 2018 and we have experienced rapid growth in our customer base, having sold our platform to over 18,000 cumulative customers since 2009. In 2018, we generated over three-fourths of our gross billings from recurring sources (subscriptions and software support agreements).

Our Products

The MobileIron security platform includes:

•

MobileIron unified endpoint management (UEM) is a comprehensive security platform that provides the fundamental visibility and IT controls needed to secure, manage, and monitor any corporate or employee-owned mobile device or desktop that accesses business-critical data. UEM is a proven, secure, scalable, and enterprise-ready architecture that puts the user experience first while also maintaining the highest quality security standards. MobileIron’s partner ecosystem extends our policy engine through a set of APIs that enable other security and infrastructure solutions to either pull data from or trigger actions in MobileIron. MobileIron can be deployed as either a cloud service (MobileIron Cloud) or as on-premises software (MobileIron Core), and supports Android, iOS, macOS, and Windows 10.

•

MobileIron Access blocks untrusted devices and apps from accessing cloud services based on security posture and compliance. Access also provides single sign-on (SSO) and multifactor authentication (MFA) across applications on the device so that users do not have to repeatedly enter their passwords. In addition, MobileIron Tunnel provides secure connectivity through a per-app VPN to connect applications to back-end services.

•

MobileIron Threat Defense uses machine learning-based analytics to identify zero-day threats on the device, across networks, and within client apps, and then initiates a security response, from notification to remediation of the threat.

•

MobileIron Secure Applications for End-user Productivity include Apps@Work (enterprise app store), Docs@Work (secure content), Email+ (secure email and PIM), Help@Work (remote troubleshooting), and Web@Work (secure browsing). In addition, MobileIron AppConnect is an SDK and wrapper that third-party developers can integrate into their applications to provide a higher level of security through additional encryption and advanced security controls.

Our Competitive Strengths

Customers buy the MobileIron solution when data security is a priority. Our strengths are:

•

Government-grade security. We protect data on the device and across the network and enforce secure access to back-end business services. This end-to-end approach simplifies the deployment of security policies for our customers. We were the first company to receive Common Criteria certification against Version 2.0 of the Protection Profile for Mobile Device Management. Common Criteria is an internationally recognized set of guidelines (ISO/IEC 15408) used by governments, banks, and other organizations to assess the security capabilities of technology products. We have been positioned in the Leaders Quadrant of the Gartner Magic Quadrant for Enterprise Mobility Management Suites eight years in a row because of our strength in modern security[1].   We have been granted 81 patents in our solution category as of December 31, 2018, which we believe is more than any of our competitors.

•

Cross-stack architecture. We have extensive support for Android, iOS, macOS, and Windows 10 endpoints. Our standards-based, adaptive access architecture allows us to protect cloud services across vendors such as Box, Concur, Google G Suite, Microsoft Office 365, Netsuite, Salesforce, ServiceNow, Tableau, and Workday. Our cross-stack architecture lets our customers securely deploy best-of-breed cloud services and endpoints.

•

Global customer support organization. The capability and quality of our solution, combined with the strength of our global customer support organization, has been a competitive differentiator. In 2018, we received our second straight year of the Service Capability & Performance (SCP) Standards certification for our customer support operations. In addition, we were named a 2018 Gartner Peer Insights Customers’ Choice for Unified Endpoint Management Tools, scoring a higher customer satisfaction rating than all other UEM vendors.

________________________________

1Gartner "Magic Quadrant for Unified Endpoint Management Tools" by Chris Silva, Rich Doheny, Bryan Taylor, Rob Smith, Manjunath Bhat, 23 July 2018.

•

Platform extensibility and ecosystem breadth. We provide extensive product support across the OS ecosystem (Apple, Google, and Microsoft) with zero-day compatibility for new releases. Our AppConnect technology allows customers and independent software vendors (ISVs) to build applications that can be secured by MobileIron. Our ServiceConnect technology allows customers to deploy integrated workflows between MobileIron and their existing security and infrastructure solutions. We believe that our best-of-breed ecosystem is a competitive advantage over the single-stack lock-in of some of our competitors. As of December 31, 2018, our set of 350+ AppConnect (client-side) and ServiceConnect (server-side) technology integrations with ISVs is the largest UEM ecosystem of secure apps and infrastructure.

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

Customers

Our customers include leading enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single industry verticals accounted for more than 20% of our gross billings in the three year period ended 2018. Medium to large enterprises accounted for a majority of our billings. We have sold our products to over 18,000 customers globally, including more than 500 companies on the Forbes Global 2000 Leading Companies list, as of December 31, 2018. Our channel partners include resellers, service providers and system integrators. We recognized 42%, 47% and 46% of total revenue from customers with a billing address in the United States in 2018, 2017 and 2016, respectively. We recognized 16%, 13% and 13% of total revenue from customers with a billing address in Germany in 2018, 2017 and 2016, respectively. No other country exceeded 10% of the total revenue in 2018, 2017 or 2016. AT&T, Inc., as a reseller, accounted for approximately 10%, 13% and 15% of our total revenue in 2018, 2017 and 2016, respectively. No end user of our products accounted for more than 5% of our total revenue in 2018, 2017 or 2016.

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

Our competitors fall into three primary categories:

•	diversified technology companies such as Microsoft, VMware, and IBM;
•	mobile specialists such as BlackBerry; and
•	mobile security vendors such as Lookout and Symantec.

The principal competitive factors in our market include:

•	product features, reliability, performance and effectiveness;
•	price and total cost of ownership;
•	depth of customer relationships;
•	product extensibility and ability to integrate with other technology infrastructures;
•	flexibility between cloud and on-premise deployment;
•	mobile IT expertise and focus;
•	channel depth and breadth;
•	strength of sales and marketing efforts;
•	brand awareness and reputation; and
•	focus on customer service and success.

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

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States. We actively seek patent protection covering inventions originating from the Company and acquire patents we believe may be useful or relevant to our business. As of December 31, 2018, we owned 81 patents worldwide covering various innovations of our modern unified endpoint management (UEM) technology. The U.S. patents have expiration dates ranging from July 28, 2028 to May 24, 2037.

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

Employees

As of December 31, 2018, we had 889 full-time employees, 349 of whom were primarily engaged in research and development, 276 of whom were primarily engaged in sales and marketing, 156 of whom were primarily engaged in customer success and 108 of whom were primarily engaged in administration and finance. 399 of those employees were located outside of the United States. None of our United States employees are represented by a labor organization or are party to any collective bargaining arrangement. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have never had a work stoppage, and we consider our relationship with our employees to be good.

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

Legal Proceedings

We continually evaluate uncertainties associated with litigation and record an accrual equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have material exposure on an aggregate basis.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2018, we have not received any material written claim for indemnification.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risk described elsewhere in this report occur, our business, operating results and financial condition could be seriously harmed and the trading price of our common stock could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We have incurred net losses each year since our inception, including net losses of $43.1 million, $53.4 million and $65.5 million in 2018, 2017 and 2016, respectively. As of December  31, 2018, our accumulated deficit was $404.1 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

1In the MRC model, revenue and billings are based on active devices or users of the service provider’s customer and are reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Under the usage-based MRC model, we receive no billings or revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year and other term subscriptions, MRC is not reflected in unearned revenue unless the customer commits for a longer period of time.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include Blackberry, Citrix, IBM, Lookout, Microsoft, Symantec and VMware. A number of our historical competitors have been purchased by large corporations. For example, AirWatch was acquired by VMware,  Good Technology was acquired by Blackberry, and Skycure was acquired by Symantec. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Because these competitors possess greater resources, they may be able to adapt more quickly to new technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions, purchase companies or new technologies, initiate or withstand substantial price competition, and/or develop and expand their products and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from including us in competitive bidding processes, evaluating and/or purchasing our solutions. They have done this in the past, and may in the future do this, by selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to evaluate our solutions or work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

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

We have invested in MobileIron Access and MobileIron Threat Defense but have not yet gained significant market traction in these product lines. Should our MobileIron Access or MobileIron Threat Defense fail to achieve significant market traction, we would lose the value of our investment and our business and operating results may be harmed.

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

An increasing portion of our sales has been generated from subscription licenses. This mix shift towards subscription licensing, and differing revenue recognition patterns between the different types of subscriptions that we offer under the new revenue accounting guidelines, present a number of risks to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement as compared to sales of perpetual licenses, which are recognized up-front at the time of delivery. Under the new revenue accounting guidelines, a portion of subscriptions to on-premises software is recognized up-front, while the remainder of the subscription is recognized over the subscription term. That revenue recognition pattern is different from subscriptions to cloud offerings, for which all revenue is recognized ratably over the term of the subscription. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. MRC revenue, which is currently included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle. In addition, service providers may bundle our solution with their offerings and price aggressively, which could result in a decrease in MRC billings. These factors could negatively affect our cash flow to the extent subscription revenue includes MRC revenue.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel. Over the last four years, we have experienced substantial turnover in our sales, engineering and executive teams, and this could continue in the future. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

In connection with providing our cloud service to customers, we obtain access to certain data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of certain indemnity obligations to our cloud service customers, settling or defending claims made against us, or complying with specific laws or regulations such as breach notification requirements.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently. In addition, they generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage customers’ data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third party hosting, power or Internet connectivity services. If we sustain disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

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

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, compromised networks of our third party service providers, malfeasance or other disruptions. Any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Our insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and we rely on distributors, resellers, system vendors, and system integrators to sell our products and services. Thus our business operations also depend, in part, on their cybersecurity measures. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the confidentiality of personal information, regulatory penalties, could disrupt our operations and the solutions we provide to customers, could compromise our ability to protect our intellectual property rights, and could damage our reputation, which could adversely affect our business, financial condition, and operating results.

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

These partnerships may require us to adhere to outside policies, which may be administratively challenging and could result in a decrease in our ability to complete sales. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 10% of our total revenue in 2018.

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

The European Union data protection law, the General Data Protection Regulation (“GDPR”), which became enforceable in May 2018, is wide-ranging in scope. To adapt to these new requirements, we have invested and will continue to invest resources necessary to enhance our policies and controls across our business units, products and services relating to how we collect and use personal data relating to customers, distributors, resellers, personnel and suppliers. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic suppliers. Failure to comply may lead to fines of up to €20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our products and services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we and our customers do business. If we do not adapt to such changes in the laws or regulations, our business and reputation could be harmed.

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

Economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy and political sphere both in the United States and abroad, including conditions resulting from changing tariff and trade policies, financial and credit market fluctuations and terrorist attacks on the

United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. Economic downturns or economic and/or political uncertainty make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, or to deprioritize the portion of their IT budget focused on mobility. We cannot predict the timing, strength or duration of any economic slowdown, economic or political instability or recovery, generally or within any particular industry or geography. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

The UK’s pending withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

The United Kingdom’s (UK) pending withdrawal from the European Union (EU), commonly referred to as “Brexit,” has created significant uncertainty concerning the future relationship between the UK and the EU and the impact on global markets. It is unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect us. Economic and political uncertainty stemming from Brexit may cause our enterprise customers to freeze or decrease their spending on our products. Brexit may also adversely affect and delay our ability to market and sell our products in the UK or may increase our costs of doing business in the UK due to risks such as regulatory uncertainty, including whether new privacy laws are enacted in the UK to replace GDPR.  Furthermore, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations, and the pending withdrawal of the UK from the EU may also adversely affect European and global economic and market conditions, which may cause our customers outside of the UK to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could have a material adverse impact on our business, financial condition and results of operations.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We continued to qualify as an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting for the year that ended on December 31, 2018. However, we will no longer qualify for the exemption for the year ending December 31, 2019. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our reliance on third party software and intellectual property licenses

Our solutions are designed to include software and other intellectual property licensed from third parties.  While it may be necessary in the future to seek or renew licenses relating to various aspects of our solutions, we have the expectation, based on experience and standard industry practice, that such licenses generally can be obtained on commercially reasonable terms.  However, there can be no assurance that the necessary licenses would be available on commercially reasonable terms, if at all.  Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could have a material adverse effect on our business, operating results, and financial conditions.  Moreover, inclusion in our products or software or other intellectual property licenses from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

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

We derive a significant portion of our revenues from customers outside the United States. In 2018, 2017 and 2016, 58%, 53%, and 54% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2018, approximately 45% of our employees were located abroad.

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

A significant portion of our revenues is and will continue to be from jurisdictions outside of the United States. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, we may be held liable for actions taken by strategic or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies that we acquire.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through December 31, 2018. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 40% of the outstanding shares of our common stock as of December  31, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

We have been an “Emerging Growth Company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to Emerging Growth Companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. For the year ended December 31, 2018, we continued to qualify as an “emerging growth company” as defined in the JOBS Act. However, we will no longer qualify as an “emerging growth company” for the year ending December 31, 2019 as we will have passed the fifth anniversary of the completion of our initial public offering.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December  31, 2018, we have 106,206,545 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

In February 2016, our Compensation Committee approved the issuance of 1,653,371 shares of common stock under our 2015 Non-Executive Bonus Plan. No shares were issued under our 2015 Executive Bonus Plan. For 2016, we implemented two stock-settled bonus plans, one for executives and one for non-executives, which resulted in the issuance of 1,010,550 shares of common stock in the first quarter of 2017. On June 14, 2017, our shareholders approved in a proxy vote the amendment of our 2014 Employee Stock Purchase Plan, or ESPP, to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. In February of 2018, we issued 1,220,822 shares of common stock under our 2017 Executive and Non-Executive Stock-Settled Bonus Plans. In March and April 2018, we approved 2018 Non-Executive and Executive Stock-Settled Bonus Plans. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under U.S. GAAP. We implemented this guidance in the first quarter of our fiscal year 2018. The most significant impact related to our accounting for subscriptions to our on-premise licenses, specifically, as under the new standard we recognize revenue from those subscriptions predominantly at the time of billing rather than ratably over the license term, potentially making revenue more volatile and difficult to predict. In addition, accounting for commissions was impacted significantly as we capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms. Any difficulties in adequately accounting under the new standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Item 3. Legal Proceedings

We continually evaluate uncertainties associated with litigation and record an accrual equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have material exposure on an aggregate basis.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2018, we have not received any material written claim for indemnification.

In addition, the information set forth under “Litigation” in Note 12 contained in the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

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

Holders of Record and Dividends

As of February 15, 2019, there were 28 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative total return attained by stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index (^IXIC) and Nasdaq Computer Index (^IXCO). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 12, 2014 to December 31, 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

MobileIron, Inc. Comparison of Total Return Performance

$250
$200
$150
$100
$50
$0
06/12/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
MobileIron, Inc.
Nasdaq Computer Index
Nasdaq Composite Index

	Base Period
Company/Index	6/12/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
MobileIron, Inc.	$100.00	$99.60	$36.10	$37.50	$39.00	$45.90
Nasdaq Computer Index	100.00	111.55	118.49	133.03	184.60	177.80
Nasdaq Composite Index	100.00	109.55	115.83	124.52	159.69	153.49

Repurchases of Common Stock during the Three Months Ended December 31, 2018

Repurchase Program

In October 2018, the Company’s Board of Directors approved a common stock repurchase program (“Repurchase Program”) whereby the Company is authorized to purchase up to a maximum of $25 million of its common stock, subject to compliance with applicable law and the limitations in the Company’s credit facilities on stock repurchases.

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the Repurchase Program through October 2020, unless extended or shortened by the Company’s Board of Directors. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion. The repurchases would be funded from available working capital and are subject to compliance with the terms and limitations of the Company’s credit facilities.

All shares repurchased in the current period under the Repurchase Program were made in the open market.

Net Settlement of Equity Awards

Typically, when an optionholder exercises a stock option, the exercise price of the stock option is remitted to the company and the optionholder’s tax withholding is paid directly out of the proceeds from the gain on the exercised stock option. Under our equity incentive plans, if approved by the company, an optionholder may elect to net settle an exercised stock option. In a net settlement, in order to cover the exercise price and tax withholding, the optionholder receives the net of the shares exercised after trading a portion of the shares back to the Company valued at the current market price on the date of exercise.

The majority of restricted stock units are subject to vesting. The underlying shares of common stock are issued when the restricted stock units vest. The majority of participants choose to participate in a  broker-assisted automatic sales program to satisfy their applicable tax withholding requirements. We do not treat the shares sold pursuant to this automatic sales program as common stock repurchases. However, in our fourth quarter of 2018, for some of our restricted stock units that vested, we  withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the company for tax withholding).

The following table provides a summary of the Company’s repurchase activity under the Repurchase Program and upon the net settlement of exercised stock options and restricted stock units for the three months ended December 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2018 through October 31, 2018	—	$—	—	$25,000,000
November 1, 2018 through November 30, 2018	601,609	$4.86	380,168	$23,160,561
December 1, 2018 through December 31, 2018	441,720	$4.51	441,720	$21,169,192
Total shares repurchased	1,043,329	$4.71	821,888	$21,169,192

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

The statement of operations data for 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and reflect the adoption of new accounting standards in fiscal year 2018 related to revenue recognition. See Note 1 – Description of Business and Significant Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion. The statement of operations data for 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenue
License	$59,338	$64,035	$66,347	$53,512	$66,816
Cloud services	50,714	38,728	31,093	48,080	30,227
Software support and services	83,140	76,995	68,742	47,706	35,252
Total revenue	193,192	179,758	166,182	149,298	132,295
Cost of revenue
License	3,270	2,203	2,896	2,881	4,448
Cloud services	12,719	8,847	8,374	7,181	5,719
Software support and services	18,933	19,176	19,097	18,115	13,868
Restructuring charge(2)	—	311	181	—	—
Total cost of revenue(1)	34,922	30,537	30,548	28,177	24,035
Gross profit	158,270	149,221	135,634	121,121	108,260
Operating expenses
Research and development(1)	78,047	75,350	67,398	61,871	46,278
Sales and marketing(1)	94,204	96,807	102,327	105,520	99,870
General and administrative(1)	28,880	28,091	29,695	36,037	22,400
Litigation settlement charge	—	1,143	—	—	—
Restructuring charge(2)	—	1,038	871	1,049	—
Amortization of intangible assets	—	—	—	—	782
Total operating expenses	201,131	202,429	200,291	204,477	169,330
Operating loss	(42,861)	(53,208)	(64,657)	(83,356)	(61,070)
Other income (expense) - net	1,124	988	145	(274)	(302)
Loss before income taxes	(41,737)	(52,220)	(64,512)	(83,630)	(61,372)
Income tax expense	1,347	1,142	982	852	517
Net loss	$(43,084)	$(53,362)	$(65,494)	$(84,482)	$(61,889)
Net loss per share, basic and diluted	$(0.42)	$(0.57)	$(0.76)	$(1.07)	$(1.30)
Weighted-average shares used to compute net loss per share, basic and diluted	102,527	93,770	85,845	78,755	47,517

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Stock-Based Compensation Expense:
Cost of revenue	$5,006	$3,772	$3,043	$2,774	$1,353
Research and development	15,981	14,520	11,728	10,607	5,980
Sales and marketing	9,464	8,659	10,474	9,508	5,930
General and administrative	7,985	6,780	9,144	5,902	3,363
Total stock-based compensation expense	$38,436	$33,731	$34,389	$28,791	$16,626

(2)  Restructuring charges included in cost of sales are related to actions taken in our Customer Success and data center operations organizations and charges included in operating expenses are related to actions taken in research and development, sales and marketing, and general and administrative functions.

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,613	$85,833	$54,043	$47,234	104,287
Short-term and long-term investments	$1,000	$6,797	$36,184	$51,670	36,089
Working capital	$60,194	$56,964	$68,222	$66,568	90,448
Total assets	$210,387	$184,440	$174,655	$161,114	191,842
Unearned revenue	$105,837	$77,022	$60,588	$69,875	54,174
Customer arrangements with termination rights	$19,367	$19,546	$14,198	—	—
Accumulated deficit	$(404,067)	$(360,983)	$(307,621)	$(275,205)	(190,723)
Total stockholders' equity	$54,117	$59,552	$75,581	$68,139	115,094

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

However, this comes with new risks. The traditional, locked-down, perimeter-based approach to security no longer applies to mobile endpoints and cloud services that operate outside the network. Data no longer resides behind the firewall on locked-down PCs and servers, and so it cannot be secured by firewall-based solutions. Instead, data is spread across an information fabric that spans a wide variety of modern endpoints including Android, iOS, macOS, and Windows 10, as well as cloud services such as Box, Concur, Microsoft Office 365, Netsuite, Salesforce, Workday and custom cloud applications.

This shift to mobile and cloud technologies introduces three main challenges that CIOs and CISOs need to address:

1.	Drive business innovation by allowing employees to securely use mobile, cloud, and other endpoints for work.
2.	Enforce corporate security without impacting the user experience.
3.	Redefine enterprise security strategies to address a perimeter-less environment.

To solve these challenges, many organizations are in the early stages of investigating a zero trust enterprise security framework. Zero trust assumes that bad actors are already in the network and secure access is determined by an “always verify, never trust” approach.

We are a leader in defining a zero trust, mobile-centric framework, one that goes beyond traditional approaches to security by utilizing a more comprehensive set of attributes to grant secure access. At MobileIron, we validate the device, establish user context, check app authorization, verify the network, and detect and mitigate threats before granting secure access to a device or user. We believe traditional identity-based and gateway approaches to zero trust fall short because they provide only limited visibility into devices, apps, and threats.

We are redefining how customers build a secure foundation in a perimeter-less world Our security platform is built on the foundation of unified endpoint management (UEM) with additional zero trust capabilities including single sign-on (SSO), multifactor authentication (MFA), and mobile threat defense (MTD). Together they create a more seamless mobile experience by automating access control decisions across users, endpoints, operating systems, clouds, networks, threats, and vulnerabilities so that only trusted resources can access corporate data.

Our customers can deploy MobileIron as either a cloud service or on-premises software. They can choose subscription-based or perpetual licensing. We primarily target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our total revenue in 2018, 2017 and 2016 was $193.2 million, $179.8 million and $166.2 million, respectively, representing an increase of 7% from 2017 to 2018 and 8% from 2016 to 2017.

Revenue from licenses, cloud services and software support and services represented 31%, 26% and 43% of total revenue, respectively, in 2018, 35%, 22% and 43% of total revenue, respectively, in 2017, and 40%, 19% and 41% of total revenue, respectively, in 2016. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 78% of total revenue in 2018 compared to 72% of total revenue in 2017 and 68% of total revenue in 2016.

Our license revenue in 2018, 2017 and 2016 was $59.3 million, $64.0 million and $66.3 million, respectively, representing a decrease of 7% from 2017 to 2018 and 3% from 2016 to 2017. The decline in license revenue was primarily due to a decrease in revenue from perpetual licenses, partially offset by an increase in license fees recognized from on-premises subscriptions. We have seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions rather than perpetual licenses.

Our cloud services revenue in 2018, 2017 and 2016 was $50.7 million, $38.7 million and $31.1 million, respectively, representing an increase of 31% from 2017 to 2018 and 25% from 2016 to 2017. This growth reflects our customers’ preference to purchase cloud services. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our software support and services revenue in 2018, 2017 and 2016 was $83.1 million, $77.0 million and $68.7 million, respectively, representing an increase of 8% from 2017 to 2018 and 12% from 2016 to 2017. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premises subscriptions, renewals of on-premises subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our billings were $223.3 million, $200.9 million, and $182.1 million in 2018, 2017 and 2016, respectively, representing growth rates of 11% from 2017 to 2018 and 10% 2016 to 2017. See “Key Metrics and Non-GAAP Financial Information” and “Recent Accounting Pronouncements” for more information and a reconciliation of billings to total revenue.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In 2018, 2017 and 2016, 58%, 53% and 54%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $43.1 million, $53.4 million and $65.5 million in 2018, 2017 and 2016, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including possible continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties,  our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, the new revenue accounting standard may make our financial results more difficult to predict.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share, and free cash flow. Non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, a litigation settlement charge, and restructuring charges.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

Amortization of intangible assets

In our non-GAAP financial measures, we have excluded the effect of the amortization of intangible assets. Amortization of intangible assets can be significantly affected by the timing and size of acquisitions of companies or technology. Beginning with the second quarter of 2018, we no longer had amortizing intangible assets.

Litigation settlement charge

In our non-GAAP financial measures, we have excluded a charge for the cost of the settlement of certain shareholder litigation. While it is possible that we will have material litigation-related charges in the future, we do not expect it to be a consistently recurring expense.

Restructuring charges

In our non-GAAP financial measures, we have excluded the effect of the severance and other expenses related to reductions in our workforce and facilities. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, the litigation settlement charge, and restructuring charges from gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors because stock-based compensation, the amortization of intangible assets and restructuring charges have been and can continue to be inconsistent in amount from period to period. Other than in 2017, we have not historically had a material litigation-related settlement charge. While it is possible that we will have material litigation settlement charges in the future, we do not expect such charges to be a consistently recurring expense. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

Billings and free cash flow

Our non-GAAP financial measures also include: billings, which we define as total revenue plus the change in unearned revenue plus the change in customer arrangements with termination rights minus the change in unbilled accounts receivable in a period; and free cash flow, which we define as cash provided by (used in) operating activities less the amount of property and equipment purchased. We consider billings to be a useful metric for management and investors because subscription billings and software support and services billings drive unearned revenue and customer arrangements with termination rights, which are important indicators of future revenue. There are limitations related to the use of billings. First, billings include amounts that have not yet been recognized as revenue. Changes in contract duration and the timing of large transactions, for example, may significantly impact quarterly billings, but have little impact on revenue. Second, our calculation of billings may be different from other companies that report similar financial measures. We compensate for these limitations by evaluating billings together with revenue calculated in accordance with GAAP, including recurring revenue. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

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

We monitor the following non-GAAP financial measures:

	For the year ended December 31,
(in thousands, except percentages and per share data)	2018	2017	2016
Billings	$223,289	$200,916	$182,127
Year-over-year percentage increase	11%	10%	—
Non-GAAP gross profit	$163,376	$153,849	$139,474
Non-GAAP gross margin	84.6%	85.6%	83.9%
Non-GAAP operating loss	$(4,325)	$(16,440)	$(28,600)
Non-GAAP operating margin	(2.2)%	(9.1)%	(17.2)%
Non-GAAP net loss	$(4,548)	$(16,594)	$(29,437)
Non-GAAP net loss per share	$(0.04)	$(0.18)	$(0.34)
Free cash flow	$12,201	$(3,418)	$(14,659)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	For the year ended December 31,
	2018	2017	2016
(in thousands, except percentages and per share data)
Billings reconciliation:
Total revenue	$193,192	$179,758	$166,182
Total unearned revenue, end of period	105,837	77,022	60,588
Less: Total unearned revenue, beginning of period	(77,022)	(60,588)	(50,014)
Total customer arrangements with termination rights, end of period	19,367	19,546	14,198
Less: Total customer arrangements with termination rights, beginning of period	(19,546)	(14,198)	(7,678)
Total unbilled accounts receivable, end of period	(1,974)	(3,435)	(2,811)
Less: Total unbilled accounts receivable, beginning of period	3,435	2,811	1,662
Total change	30,097	21,158	15,945
Billings	$223,289	$200,916	$182,127
Non-GAAP gross profit reconciliation:
Gross profit	$158,270	$149,221	$135,634
Add: Stock-based compensation expense	5,006	3,772	3,043
Add: Amortization of intangible assets	100	545	616
Add: Restructuring charge	—	311	181
Non-GAAP gross profit	$163,376	$153,849	$139,474
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	81.9%	83.0%	81.6%
GAAP to non-GAAP gross margin adjustments	2.7%	2.6%	2.3%
Non-GAAP gross margin	84.6%	85.6%	83.9%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(42,861)	$(53,208)	$(64,657)
Add: Stock-based compensation expense	38,436	33,731	34,389
Add: Amortization of intangible assets	100	545	616
Add: Litigation settlement charge	—	1,143	—
Add: Restructuring charge	—	1,349	1,052
Non-GAAP operating loss	$(4,325)	$(16,440)	$(28,600)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(22.2)%	(29.6)%	(38.9)%
GAAP to non-GAAP operating margin adjustments	20.0%	20.5%	21.7%
Non-GAAP operating margin	(2.2)%	(9.1)%	(17.2)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(43,084)	$(53,362)	$(65,494)
Add: Stock-based compensation expense	38,436	33,731	34,389
Add: Amortization of intangible assets	100	545	616
Add: Litigation settlement charge	—	1,143	—
Add: Restructuring charge	—	1,349	1,052
Non-GAAP net loss	$(4,548)	$(16,594)	$(29,437)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.42)	$(0.57)	$(0.76)
Add: Stock-based compensation expense per share	0.38	0.36	0.40
Add: Amortization of intangible assets per share	—	0.01	0.01
Add: Litigation settlement charge per share	—	0.01	—
Add: Restructuring charge per share	—	0.01	0.01
Non-GAAP net loss per share	$(0.04)	$(0.18)	$(0.34)
Free cash flow:
Net cash provided by (used in) operating activities	$14,157	$3,036	$(11,729)
Purchase of property and equipment	(1,956)	(6,454)	(2,930)
Free cash flow	$12,201	$(3,418)	$(14,659)

Beginning with the fourth quarter of 2018, we began monitoring a new operating metric, Annual Recurring Revenue (“ARR”) which is defined as the annualized value of all recurring revenue contracts active at the end of a reporting period. We are monitoring the metric because it aligns with how our customers are increasingly purchasing our solutions and how we are managing our business. We intend to measure performance against this metric going forward. ARR includes the annualized value of subscriptions and the annualized value of software support contracts related to perpetual licenses active at the end of a reporting period and does not include revenue reported as perpetual license or professional services in our consolidated statement of operations. ARR should be viewed independently of revenue, unearned revenue, and customer arrangements with termination rights as ARR is an operating metric and is not intended to be combined with or replace those items. ARR is not a forecast of future revenue and can be impacted by contract start and end dates and renewal rates. Our ARR was $162.6 million and $135.8 million, respectively, at December 31, 2018 and 2017.

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

Expansion and Upsell within Existing Customer Base

After the initial sale to a new customer, we focus on providing increased value expanding our relationship with such customer to sell additional licenses and subscriptions. To increase our revenue, in addition to customers’ renewing their subscriptions or support contracts with us, it is important that our customers expand device license count and purchase additional products, including products such as MobileIron Threat Defense and Access. Additional sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. Accordingly, our revenue growth will depend in part on customers’ renewing their existing agreements with us and the degree to which and our expansion and upsell sales strategy is successful.

Mix of Cloud Subscription, On-premise Subscription and Perpetual License Revenue

We offer our solutions on both subscription and perpetual license pricing models. We are seeing broader market acceptance of our subscription licensing model from new customers. We expect the proportion of subscription revenue to our total revenue to continue to increase over time and there may be significant increases or decreases on a quarterly basis. We have also seen our cloud subscriptions increase as a proportion of our total revenue and expect this trend to continue. Under the current revenue accounting standard, revenue associated with the license portion of on-premise term subscriptions is recognized up-front with the remainder being recognized over the subscription term whereas all cloud subscription revenue is recognized ratably over the subscription term. Such differences in accounting treatment for on-premise and cloud subscriptions may cause revenue to fluctuate and to be less predictable on a quarterly basis.

Ability to Scale Operations

We plan to continue to invest for future growth, in part by making selective investments in research and development, and, to a lesser degree, in sales and marketing. We will continue to incur significant accounting, legal and other expenses in order to comply with rules and regulations associated with being a public company, which will include,  starting in 2019, our independent registered public accounting firm attesting to the effectiveness of our internal controls over financial reporting and enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions.   At the same time, we will need to increase our operating efficiency, which may be challenging given our rate of technology change, operational complexity, and expenses associated with being a public company. In addition, sales of our MobileIron Threat Defense bear a royalty, which has begun to put pressure on our gross margin and will continue to do so as sales of MobileIron Threat Defense increase.

Components of Operating Results

Revenue

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue in each of 2018, 2017 and 2016.

Cloud Services

Cloud services include sales of cloud-based solutions that allow customers to use hosted software over a contract period without taking possession of our software and are typically provided on a subscription or usage basis. We recognize revenue from cloud-based subscriptions ratably over the term of the subscriptions or, if usage based, as the usage is billed.

Software support and services

Software support and services revenue consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses, on-premises subscriptions, and professional services. Revenue from software support for both perpetual and on-premises subscriptions is recognized ratably over the support or subscription term. Revenue from professional services is recognized as work is performed.

Cost of Revenue

License

Our cost of license revenue consists of the cost of third-party software royalties, appliances and, until March 31, 2018, amortization of intangible assets.

Cloud Services

Our cloud services cost of revenue consists of cloud service data center operations expense, the portion of our global Customer Success organization (See Software support and services below) associated with our cloud services business, and third-party royalties. Cloud service data center operations expenses primarily consist of personnel costs, third-party hosting facilities, and telecommunication and information technology costs. We expect cloud services expenses to increase if we continue to increase sales of MobileIron Threat Defense and as we scale our data center operations team and infrastructure to support our growing cloud business.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, including our MobileIron Threat Defense which bears a royalty, mix between perpetual, on-premises and cloud subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to decline somewhat over the short term based on the factors described above.

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of RSU grants and stock-settled bonus plans.

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

Litigation Settlement Charge

The 2017 litigation settlement charge is expense associated with the settlement of shareholder litigation.

Restructuring Charges

Restructuring charges consist of severance and severance-related costs and, in 2017, the cost to exit a facility. These restructuring actions were designed to align our cost structure with our expected growth rate. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

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

	Year ended December 31,
	2018	2017	2016
Revenue
License	$59,338	$64,035	$66,347
Cloud services	50,714	38,728	31,093
Software support and services	83,140	76,995	68,742
Total revenue	193,192	179,758	166,182
Cost of revenue (1)
License	3,270	2,203	2,896
Cloud services	12,719	8,847	8,374
Software support and services	18,933	19,176	19,097
Restructuring charge	—	311	181
Total cost of revenue	34,922	30,537	30,548
Gross profit	158,270	149,221	135,634

Operating expenses:
Research and development (1)	78,047	75,350	67,398
Sales and marketing (1)	94,204	96,807	102,327
General and administrative (1)	28,880	28,091	29,695
Litigation settlement charge	—	1,143	—
Restructuring charge	—	1,038	871
Total operating expenses	201,131	202,429	200,291
Operating loss	(42,861)	(53,208)	(64,657)
Other income (expense) - net	1,124	988	145
Loss before income taxes	(41,737)	(52,220)	(64,512)
Income tax expense	1,347	1,142	982
Net loss	$(43,084)	$(53,362)	$(65,494)
Net loss per share, basic and diluted	$(0.42)	$(0.57)	$(0.76)
Weighted-average shares used to compute net loss per share, basic and diluted	102,527	93,770	85,845

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2018	2017	2016
Cost of revenue	$5,006	$3,772	$3,043
Research and development	15,981	14,520	11,728
Sales and marketing	9,464	8,659	10,474
General and administrative	7,985	6,780	9,144
Total	$38,436	$33,731	$34,389

	Year ended December 31,
	2018	2017	2016
Revenue
License	31%	35%	40%
Cloud services	26	22	19
Software support and services	43	43	41
Total revenue	100	100	100
Cost of revenue
License	1	1	2
Cloud services	7	5	5
Software support and services	10	11	11
Restructuring charge	—	0	0
Total cost of revenue	18	17	18
Gross profit	82	83	82
Operating expenses:
Research and development	40	42	40
Sales and marketing	49	54	62
General and administrative	15	16	18
Litigation settlement charge	—	1	—
Restructuring charge	—	0	1
Total operating expenses	104	113	121
Operating loss	(22)	(30)	(39)
Other income (expense) - net	1	1	—
Loss before income taxes	(21)	(29)	(39)
Income tax expense	1	1	1
Net loss	(22)%	(30)%	(40)%

Years ended December 31, 2018, 2017 and 2016

Revenue

				Change
(in thousands,	For the year ended December 31,			2018 vs 2017		2017 vs 2016
except percentages)	2018	2017	2016	Amount	%	Amount	%
License	$59,338	$64,035	$66,347	$(4,697)	(7)%	$(2,312)	(3)%
Cloud services	50,714	38,728	31,093	11,986	31%	7,635	25%
Software support and services	83,140	76,995	68,742	6,145	8%	8,253	12%
Total revenue	$193,192	$179,758	$166,182	$13,434	7%	$13,576	8%

Percentage of total revenue
License	31%	35%	40%
Cloud services	26	22	19
Software support and services	43	43	41
	100%	100%	100%

	For the year ended December 31,						Change
	2018		2017		2016		2018 vs 2017		2017 vs 2016
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Revenue
United States	$82,033	42%	$83,625	47%	$76,217	46%	$(1,592)	(2)%	$7,408	10%
International	111,159	58%	96,133	53%	89,965	54%	15,026	16%	6,168	7%
Total revenue	$193,192	100%	$179,758	100%	$166,182	100%	$13,434	7%	$13,576	8%

Comparison of 2018 and 2017

License revenue decreased $4.7 million, or 7%, from 2017 to 2018, primarily due to a shift in favor of cloud or on-premise subscription services and a slowdown in perpetual license orders. Revenue from perpetual licenses decreased $9.7 million while revenue from the license component of on-premise subscriptions increased $5.0 million in 2018 compared to 2017.

Cloud services revenue increased $12.0 million, or 31%, from 2017 to 2018, primarily due to customer preference for solutions sold under a cloud-based delivery model, and included contributions from sales of Access and, to a lesser extent, MobileIron Threat Defense which we began selling in the fourth quarter of 2017.

Software support and services revenue increased $6.1 million, or 8%, from 2017 to 2018, primarily as a result of growth in our installed base of customers that purchase perpetual licenses, new and renewed on-premise subscriptions and software support on perpetual licenses, and increased professional services purchased as part of our solutions. Professional services revenue was $3.7 million in 2018 compared to $3.1 million in 2017 as a result of completing more work on professional services engagements. Support for perpetual licenses  increased $4.1 million, or 7%, and support for on-premise subscriptions  increased $1.5 million, or 10%, from 2017 to 2018.

Revenue from U.S. sales decreased 2% while revenue from international sales increased 16% from 2017 to 2018.  The decrease in U.S. sales was primarily due to new customer adoption slowing compared to the prior year. The increase in international sales was the result of the greater adoption of our products and an increased cumulative installed base of customers, partially offset by a mix shift from perpetual to subscription, and a slowdown in perpetual license orders.

Revenue from AT&T was 11% of total revenue in 2018 compared to 14% in 2017. No other customer accounted for 5% or more of total revenue in 2018 or 2017.

Comparison of 2017 and 2016

License revenue decreased $2.3 million, or 3%, from 2016 to 2017, primarily due to a shift in favor of cloud or on-premise subscription services and a slowdown in perpetual license orders. Revenue from perpetual licenses decreased $2.7 million while revenue from the license component of on-premise subscriptions increased $380,000 in 2017 compared to 2016.

Cloud services revenue increased $7.6 million, or 25%, from 2016 to 2017, primarily due to customer preference for solutions sold under a cloud-based delivery model.

Software support and services revenue increased $8.3 million, or 12%, from 2016 to 2017, primarily as a result of growth in our installed base of customers that purchase perpetual licenses, new and renewed on-premise subscriptions and software support on perpetual licenses. Professional services revenue was roughly flat at $3.1 million in 2017 and 2016.   Support for perpetual licenses increased $7.7 million, or 15%, and support for on-premise subscriptions increased $479,000, or 3%, from 2016 to 2017.

Revenue from international and U.S. sales increased 10% and 7%, respectively, from 2016 to 2017. This was the result of the increased adoption of our products and an increased cumulative installed base of customers, partially offset by the mix shift from perpetual to subscription, and a slowdown in perpetual license orders.

Revenue from AT&T was 14% of total revenue in 2017 compared to 16% in 2016. No other customer accounted for 5% or more of total revenue in 2017 or 2016.

Cost of Revenue and Gross Margin

	For the year ended December 31,						Change
	2018		2017		2016		2018 vs 2017		2017 vs 2016
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Cost of revenue:
License	$3,270	1%	$2,203	1%	$2,896	2%	$1,067	48%	$(693)	(24)%
Cloud services	12,719	7%	8,847	5%	8,374	5%	3,872	44%	473	6%
Software support and services	18,933	10%	19,176	11%	19,097	11%	(243)	(1)%	79	0%
Restructuring charge	—	—%	311	0%	181	0%	(311)	(100)%	130	72%
Total cost of revenue	$34,922	18%	$30,537	17%	$30,548	18%	$4,385	14%	$(11)	(0)%
Gross profit	$158,270		$149,221		$135,634		$9,049	6%	$13,587	10%
Gross margin		82%		83%		82%

Comparison of 2018 and 2017

Total cost of revenue increased $4.4 million from 2017 to 2018 due to increases in license and cloud services cost of revenue that were partially offset by reductions in software support and services cost of revenue and restructuring charges.

License cost of revenue increased $1.1 million from 2017 to 2018 due to a $1.3 million increase in third party royalty expense from sales of perpetual or on-premises subscriptions bearing a royalty. Partially offsetting the increase in royalty expense, intangible asset amortization decreased $445,000 in 2018 compared to 2017.

Cloud services cost of revenue increased $3.9 million from 2017 to 2018 due to a $2.1 million increase in data center operations expense, a $1.2 million increase in third party royalties, and a $617,000 increase in global Customer Success expense. In data center operations, payroll-related expense increased $1.3 million, inclusive of a $432,000 increase in stock-based compensation expense, and facilities, telecommunications and other infrastructure expense increased $764,000. We invested in our cloud operations in 2018 by hiring and building out infrastructure to host the growing number of customers who purchase our cloud solutions. The increase in royalty expense was primarily driven by sales of one of our partner solutions that bears a royalty, MobileIron Threat Defense. In our global Customer Success organization, the increased expense was primarily due to the rapid growth in our cloud solutions which has taken an increasing proportion of our support resources.

Software support and services cost of revenue decreased $243,000 in from 2017 to 2018 as an increasing proportion of the global Customer Success team’s resources were devoted to supporting our cloud solutions.

In 2017, we incurred a $311,000 restructuring charge due to a reduction in our workforce.

Comparison of 2017 and 2016

Total cost of revenue was flat from 2016 to 2017 as a decrease in license cost of sales was offset by increases in cloud and software support and services cost of sales and restructuring expense.

License cost of revenue decreased $693,000 from 2016 to 2017 due to lower appliance sales and, to a lesser extent, lower intangible asset amortization expense due to some intangible assets becoming fully amortized during 2017.

Cloud service cost of revenue increased $473,000 from 2016 to 2017 due to increases in costs associated with our global Customer Success organization and data center operations.

Software support and services cost of revenue increased slightly from 2016 to 2017 due to increased expense associated with our global Customer Success organization.

In 2017, we incurred a $311,000 restructuring charge compared to $181,000 in 2016.  Both were due to reductions in our workforce.

Operating Expenses

	For the year ended December 31,						Change
	2018		2017		2016		2018 vs 2017		2017 vs 2016
		% of		% of		% of
(in thousands,		Total		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	%
Operating expenses:
Research and development	$78,047	40%	$75,350	42%	$67,398	40%	$2,697	4%	$7,952	12%
Sales and marketing	94,204	49%	96,807	54%	102,327	62%	(2,603)	(3)%	(5,520)	(5)%
General and administrative	28,880	15%	28,091	16%	29,695	18%	789	3%	(1,604)	(5)%
Litigation settlement charge	—	—%	1,143	1%	—	—%	(1,143)	(100)%	1,143	NM %
Restructuring charge	—	—%	1,038	0%	871	1%	(1,038)	(100)%	167	19%
Total operating expenses	$201,131	104%	$202,429	113%	$200,291	121%	$(1,298)	(1)%	$2,138	1%

Comparison of 2018 and 2017

Research and development expense increased $2.7 million, or 4%, from 2017 to 2018 primarily due to an increase in personnel costs of $1.4 million and facilities and infrastructure expense of $1.1 million. Stock-based compensation expense, part of personnel costs, increased by $1.5 million due to higher expense associated with RSU grants and our stock-settled bonus plans, partially offset by lower expense from stock options. While headcount decreased compared to the prior year, this was offset by severance payouts in the first half of the year and merit increases. Facilities and infrastructure expense increased due mainly to the cost of a new India facility and telecommunications costs largely associated with our cloud services.

Sales and marketing expense decreased $2.6 million, or 3%, from 2017 to 2018. Personnel costs decreased by $2.2 million compared to the prior year. Salaries, and salary-related and commission expense decreased $3.0 million from the prior year due to lower headcount and changes to our commission plan structure. Partially offsetting that decrease, stock-based compensation expense, part of personnel costs, increased $805,000 due to higher expense associated with RSU grants and the stock-settled bonus plans, partially offset by lower expense from stock options. Marketing program expense decreased by $692,000 due to lower spending on events. Facilities and infrastructure expense decreased $349,000 due primarily to lower facilities and IT costs. The sales and marketing decreases were partially offset by an $816,000 increase in travel-related expense.

General and administrative expense increased $789,000, or 3%, from 2017 to 2018 primarily due to a $360,000 increase in personnel costs and a one-time contract termination charge of $325,000. The increase in personnel costs was largely due to an increase in stock-based compensation expense of $1.1 million, and was partially offset by a $729,000 decrease in salaries and bonus expense, primarily associated with our former Chief Executive Officer’s 2017 severance and bonus plan. Stock-based compensation expense increased due to higher expense from RSU grants and the stock-settled bonus plans, partially offset by lower expense from stock option grants.

We recorded a litigation settlement charge of $1.1 million in 2017 for expense associated with the settlement of shareholder litigation.

We incurred a $1.0 million restructuring charge in 2017 due to a reduction in our workforce and exit from an office facility. The restructuring activity was designed to align our spending with our expected revenue growth rate.

Comparison of 2017 and 2016

Research and development expense increased $8.0 million, or 12%, in 2017 compared to 2016 primarily due to an increase in personnel costs of $5.0 million, facilities and infrastructure expense of $2.1 million, and professional services expense of $650,000. Stock-based compensation expense, part of personnel costs, increased by $2.8 million primarily because of higher expense associated with RSU grants and our stock-settled bonus plan, partially offset by lower stock option and ESPP expense. The remainder of the increase in personnel costs was due primarily to increased headcount. Facilities and infrastructure expense increased due to an investment in our IT infrastructure, office move costs including exit costs accrued for a Bangalore office, depreciation on equipment purchases, rent, and other infrastructure and costs to support higher headcount. We incurred additional professional services expense to supplement our development work and improve processes.

Sales and marketing expense decreased $5.5 million, or 5%, in 2017 compared to 2016. Personnel costs decreased by $3.7 million. Within personnel costs, stock-based compensation expense and other payroll-related expense decreased $1.8 million and $2.1 million, respectively, in 2017 compared to 2016. The stock-based compensation expense decrease was driven by lower expense associated with RSU grants, stock options, and ESPP. A more measured approach to hiring and replacing personnel, which accounted for a decrease in headcount, was the primary reason for the decrease in other payroll-related expenses. Outside professional services fees decreased $1.4 million due to lower costs associated with contractors who supplemented our sales team, expense associated with security initiatives, and recruiting expense. Travel-related expense decreased $952,000 due to lower sales headcount and continued cost control. Those expense decreases were partially offset by a $542,000 increase in facilities and infrastructure expense due to an investment in our IT infrastructure, office move expenses, software subscription costs, and rent.

General and administrative expense decreased $1.6 million, or 5%, in 2017 compared to 2016 primarily due to a $2.7 million decrease in personnel costs but partially offset by an $803,000 increase in facilities and infrastructure costs. The decrease in personnel costs includes a decrease in stock-based compensation expense of $2.4 million, which was driven primarily by lower stock option grant expense due to terminations but partially offset by higher RSU expense due to new grants. Other personnel-related expense decreased $284,000 due to a change in the mix of general and administrative personnel.  Litigation legal fees decreased $922,000 as the shareholder lawsuit was settled but this was offset by a $1.1 million increase in accounting and consulting fees associated with implementation of the new revenue recognition accounting standard. Facilities and infrastructure expense increased $803,000 due to an investment in our IT infrastructure,  office move expense, software subscriptions and other support expenses.

We recorded a litigation settlement charge of $1.1 million in 2017 for expense associated with the settlement of shareholder litigation.

We incurred a $1.0 million restructuring charge in 2017 that was $167,000 higher than our restructuring charge in 2016. The restructuring charges resulted from workforce reductions and, in 2017, our exit from an office facility, which were designed to align our spending with our revenue growth rate and company initiatives.

Other Income (Expense)—Net

	For the year ended December 31,			Change
(in thousands,				2018 vs 2017		2017 vs 2016
except percentages)	2018	2017	2016	Amount	%	Amount	%
Other income (expense)—net	$1,124	$988	$145	$136	14%	$843	581%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. Interest income was $1.5 million, $716,000 and $454,000 in 2018, 2017 and 2016, respectively. We recorded a foreign currency loss of $471,000 in 2018, a gain of $242,000 in 2017, and a loss of $339,000 in 2016. Interest income has increased due to a general rise in interest rates. Our foreign exchange gains and losses follow the strength of the U.S. dollar relative to other currencies, particularly the Euro and Indian Rupee. The strengthening of the U.S. dollar relative to the Euro and Indian Rupee resulted in losses on cash and accounts receivable denominated in foreign currencies in 2018 and 2016. In 2017, the U.S. dollar generally weakened compared to the Euro and Indian Rupee, resulting in a gain for that year.

Income Tax Expense

	For the year ended December 31,			Change
(in thousands,				2018 vs 2017		2017 vs 2016
except percentages)	2018	2017	2016	Amount	%	Amount	%
Income tax expense	$1,347	$1,142	$982	$205	18%	$160	16%

Income tax expense was $1.3 million, $1.1 million and $982,000 in 2018, 2017 and 2016, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally, most significantly in India. We have a full valuation allowance on our deferred tax assets.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended December 31, 2018. The information for each of these quarters is derived from our unaudited interim financial statements and reflect the adoption of new accounting standards in fiscal year 2018 related to revenue recognition.and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. These quarterly operating results are not necessarily indicative of our operating results for any future period.

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

	Three Months ended
(in thousands, except share and per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue
License	$18,011	$15,006	$13,880	$12,441	$18,306	$16,531	$14,778	$14,420
Cloud services	14,533	13,199	11,832	11,150	10,617	9,539	9,549	9,023
Software support and services	21,579	21,046	20,417	20,098	20,140	19,437	18,752	18,666
Total revenue(1)	54,123	49,251	46,129	43,689	49,063	45,507	43,079	42,109
Cost of revenue
License	1,795	529	515	431	514	708	534	447
Cloud services	4,095	3,331	2,722	2,571	2,335	2,318	2,248	1,946
Software support and services	4,673	4,613	4,672	4,975	4,369	4,681	5,249	4,877
Restructuring charges	—	—	—	—	—	311	—	—
Total cost of revenue(1)	10,563	8,473	7,909	7,977	7,218	8,018	8,031	7,270
Gross profit	43,560	40,778	38,220	35,712	41,845	37,489	35,048	34,839
Operating expenses
Research and development(1)	19,975	18,465	18,272	21,335	18,910	19,581	19,666	17,193
Sales and marketing(1)	23,335	22,867	24,321	23,681	23,079	23,920	26,145	23,663
General and administrative(1)	7,800	6,806	7,052	7,222	6,853	7,210	7,840	6,188
Litigation settlement charge	—	—	—	—	—	—		1,143
Restructuring charges	—	—	—	—	549	489	—	—
Total operating expenses	51,110	48,138	49,645	52,238	49,391	51,200	53,651	48,187
Operating loss	(7,550)	(7,360)	(11,425)	(16,526)	(7,546)	(13,711)	(18,603)	(13,348)
Other income (expense) - net	645	181	(205)	503	287	188	339	174
Loss before income taxes	(6,905)	(7,179)	(11,630)	(16,023)	(7,259)	(13,523)	(18,264)	(13,174)
Income tax expense	304	319	377	347	261	358	324	199
Net loss	$(7,209)	$(7,498)	$(12,007)	$(16,370)	$(7,520)	$(13,881)	$(18,588)	$(13,373)
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.12)	$(0.17)	$(0.08)	$(0.15)	$(0.20)	$(0.15)
Weighted-average shares used to compute net loss per share, basic and diluted	105,967	104,032	101,313	98,645	96,574	95,024	92,963	90,439

(1)	Amounts include stock-based compensation expense as follows:

	Three Months ended
(in thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Stock-Based Compensation Expense:
Cost of revenue	$1,334	$1,223	$1,067	$1,382	$913	$932	$1,226	$701
Research and development	4,201	3,670	3,343	4,767	3,474	3,914	4,366	2,766
Sales and marketing	2,123	2,653	2,159	2,529	2,047	2,258	2,582	1,772
General and administrative	2,285	1,834	1,851	2,015	1,048	1,974	2,450	1,308
Total stock-based compensation expense	$9,943	$9,380	$8,420	$10,693	$7,482	$9,078	$10,624	$6,547

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

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents	$104,613	$85,833	$54,043
Short term-investments	1,000	6,797	36,184
Total cash, cash equivalents and investments	$105,613	$92,630	$90,227

				Change
	For the year ended December 31,			2018 vs 2017		2017 vs 2016
(in thousands, except percentages)	2018	2017	2016	Amount	%	Amount	%
Net cash provided by (used in) operating activities	$14,157	$3,036	$(11,729)	$11,121	366%	$14,765	(126)%
Net cash provided by investing activities	3,891	22,991	12,567	(19,100)	(83)%	10,424	83%
Net cash provided by financing activities	$732	$5,763	$5,971	$(5,031)	(87)%	$(208)	(3)%

At December 31, 2018, we had cash and cash equivalents of $104.6 million, the significant majority of which are held in the United States. At December 31, 2018, we had short-term investments of $1.0 million. In 2018, we purchased $10.1 million of investment securities and received $15.9 million from maturities of investment securities.

In addition, we have a revolving line of credit with a financial institution with potential borrowing capacity of approximately $15.5 million that expires in June 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. As of December 31, 2018, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

Cash Provided by (Used in) Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and the timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect future variability in cash from operating activities to be most impacted by the size and timing of billings, changes in personnel costs and, to lesser extent, consulting and subscription royalty expense.

In 2018, we generated $14.2 million of cash from operating activities compared to $3.0 million in 2017. We incurred a net loss of $43.1 million in 2018 compared to a net loss of $53.4 million in 2017 as we increased our revenue by 7% and increased our combined cost of revenue and operating expenses by $3.1 million, or 1%. The net loss included non-cash charges of $42.6 million, primarily due to stock-based compensation and depreciation expense, compared to $37.7 million in 2017. Changes in operating assets and liabilities, as sources of cash, consisted of a $28.8 million increase in unearned revenue and a $1.1 million decrease in deferred commissions partially offset by a $10.6 million increase in accounts receivable and a $5.5 million increase in other current and noncurrent assets.

In 2017, we generated $3.0 million of cash from operating activities compared to a use of $11.7 million of cash from operating activities in 2016. We incurred a net loss of $53.4 million in 2017 compared to a net loss of $65.5 million in 2016 as we increased our revenue by 8% and increased our operating expenses by only $2.1 million, or 1%. The net loss included non-cash charges of $37.7 million, primarily due to stock-based compensation and depreciation expense, compared to $38.5 million in 2016. Changes in operating assets and liabilities, as sources of cash, consisted of a $16.4 million increase in unearned revenue, a $5.3 million increase in customer arrangements with termination rights, and a $2.0 million increase in accrued expenses and other long-term liabilities that were partially offset by an increase in accounts receivable of $4.9 million.

In 2016, we used $11.7 million of cash in operating activities primarily as a result of the net loss of $65.5 million incurred in the year. The net loss included non-cash charges of $38.5 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of an $10.6 million increase in unearned revenue and a $6.5 million increase in customer arrangements with termination rights that were partially offset by an increase in accounts receivable and decrease in accounts payable.

Cash Provided by Investing Activities

Our investing activities have consisted of the purchase and maturities of investment securities and purchases of property and equipment. We expect to continue to make such purchases to support the growth of our business.

Cash provided by investing activities was $3.9 million in 2018.  We received $15.9 million from maturities of investment securities and invested $10.1 million in new investment securities. Cash paid for the purchase of property and equipment was $2.0 million in 2018 as we equipped a new India office facility and upgraded our network.

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

Cash Provided by Financing Activities

Our financing activities have consisted of proceeds from the exercise of stock options and contributions to our ESPP. Beginning in 2017, our financing activities have included cash used to pay employee payroll taxes as part of the net settlement of our equity awards. Beginning in 2018, our financing activities also include cash outflows associated with the repurchase of shares of our common stock under a repurchase program approved by our Board of Directors in October 2018.

In 2018, our financing activities provided $732,000 of cash. We received $6.5 million from the exercise of stock options and $4.4 million from ESPP contributions. We used $4.9 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses,  certain stock options and RSUs. In addition, we surrendered $1.5 million of exercise proceeds for the net settlement of certain stock options. We used $3.8 million for the repurchase of common stock.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of December 31, 2018:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$21,017	$7,144	$9,636	$4,237	$—
Purchase obligations	7,474	5,027	2,447	—	—
Total	$28,491	$12,171	$12,083	$4,237	$—

We lease our office facilities under noncancelable operating lease agreements expiring between 2019 and 2023.

As of December 31, 2018, our net unrecognized tax benefits including interest and penalties were $8.3 million, $8.1 million of which are netted against deferred tax assets.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance-Sheet Arrangements

Through December 31, 2018, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We sell our products primarily through indirect sales channels. In 2018, 2017 and 2016, 58%, 53% and 54%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe.

We have employees and facilities globally. Outside of the United States, we primarily have sales, marketing and support functions except in India, where we have significant research and development operations. As of December 31, 2018 and 2017, $2.5 million and $2.7 million, or 35% and 30%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Concentration

In 2018, 2017 and 2016, AT&T accounted for approximately 11%, 14% and 16% of our revenue (including 1% as an end customer for all periods), respectively. Our agreements with this reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and alternative resellers and other channel partners exist to deliver our products to our end customers.

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

Revenue Recognition

We derive revenue from software-related arrangements consisting of perpetual software licenses, post-contract customer support for such licenses, or PCS or software support, including when and if available updates, and professional services such as consulting and training services. We also offer our software as term-based licenses and cloud-based arrangements.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is also required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with software support. We use a range of amounts to estimate SSP when we sell our products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.

We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer in determining the SSP.

Our products are sometimes sold with a right of refund which we have to consider when estimating the amount of revenue to recognize.

The new revenue recognition standard had a material impact in our consolidated financial statements. See Note 1 – Description of Business and Significant Accounting Policies in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Commissions

Current accounting principles require us to defer commission costs and amortize them in a manner consistent with how we recognize revenue. Key judgments that impact our commission expense include estimating our customer life and the determination of the impairment of commission assets we deem to be unrecoverable.

Goodwill

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We evaluated our goodwill for impairment in 2018 and 2017 and observed no impairment indicators. As part of this, we observed that the fair value of the Company as a whole is substantially in excess of its carrying value, including goodwill.

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

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our dividend policy. We currently do not expect to issue any dividends.
•	Forfeiture Rate. The forfeiture rate is calculated based on expected employee turnover. We have applied the same forfeiture rate to our entire employee population.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Risk-free interest rate	2.7%	2.1%	1.4%
Expected volatility	51%	40%	42%
Expected life (in years)	6.1	6.1	6.1

The fair value of the rights to acquire stock under our ESPP was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Risk-free interest rate	1.8% - 2.6%	0.9% - 1.3%	0.5% - 0.7%
Expected volatility	34% - 54%	34% - 54%	34% - 41%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive 24 month offering periods, consisting of four tranches. We recognize compensation expense on an accelerated-graded basis over the employee’s requisite service period. We account for the fair value of RSUs using the closing market price of our common stock on the date of grant. RSUs typically vest ratably on a quarterly basis over one to four years.

Stock-based compensation expense associated with our stock-settled bonus program is recognized on a straight-line basis over the required service period and the expense is evaluated each quarter based on our company’s performance relative to the metrics that determine the bonus pool.

In 2018, 2017 and 2016, stock-based compensation expense was $38.4 million, $33.7 million and $34.4 million, respectively. As of December 31, 2018, we had approximately $44.5 million of total unrecognized stock-based compensation expense, net of related forfeiture estimates.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $104.2 million as of December 31, 2018. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. When evidence indicating that it becomes more likely than not that the tax asset may be utilized, the allowance will be released.

Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, did not materially impact our balance sheet or statement of operations. See Note 16 – Income Taxes in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for the Tax Act’s impact to our net deferred tax assets.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are currently primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. In 2017, our operating expenses were adversely impacted by the decrease in the value of the U.S. dollar versus the Euro and other foreign currencies while in 2018 and 2016, our operating expenses decreased as a result of the depreciation of foreign currencies versus the U.S. dollar. Approximately 27% of our 2018 expenses were denominated in foreign currencies. If, in 2019 or future years, the U.S. dollar declines in value versus the Euro, British Pound, Indian Rupee or other currencies, our operating expenses will increase. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow or if we more frequently enter into sales contracts denominated in foreign currencies, we will reassess our approach to managing our risk related to fluctuations in currency rates.

Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Interest Rate Risk

We had cash, cash equivalents and fixed income investments of $105.6 million and $92.6 million as of December 31, 2018 and 2017, respectively, consisting of bank deposits, money market funds, corporate debt securities, and commercial paper.

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

Due to increases in interest rates, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.  However, because we classify our investments as “held-to-maturity”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in value are determined to be other-than-temporary.  We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance the effect of a hypothetical 50 basis point increase or decrease in interest rates would result in a change of approximately $490,000 to our annual interest income.

Item 8. Financial Statements and Supplementary Data

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

MobileIron, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MobileIron, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MobileIron, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the full retrospective adoption method on January 1, 2018.

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

February 22, 2019

We have served as the Company’s auditors since 2011

MOBILEIRON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$104,613	$85,833
Short-term investments	1,000	6,797
Accounts receivable, net of allowance for doubtful accounts of $425 and $475 at December 31, 2018 and December 31, 2017, respectively	60,994	50,629
Deferred commissions - current	8,265	9,285
Prepaid expenses and other current assets	8,367	5,510
TOTAL CURRENT ASSETS	183,239	158,054
Property and equipment—net	7,046	8,812
Deferred commissions - noncurrent	9,066	9,123
Goodwill	5,475	5,475
Other assets	5,561	2,976
TOTAL ASSETS	$210,387	$184,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,154	$1,369
Accrued expenses	27,347	25,070
Unearned revenue - current	74,177	55,105
Customer arrangements with termination rights	19,367	19,546
TOTAL CURRENT LIABILITIES	123,045	101,090
Long-term liabilities:
Unearned revenue - noncurrent	31,660	21,917
Other long-term liabilities	1,565	1,881
TOTAL LIABILITIES	156,270	124,888

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 107,028,433 and 97,203,950 shares issued, and 106,206,545 and 97,203,950 shares outstanding at December 31, 2018 and 2017, respectively	11	10
Additional paid-in capital	462,004	420,525
Treasury stock	(3,831)	—
Accumulated deficit	(404,067)	(360,983)
TOTAL STOCKHOLDERS’ EQUITY	54,117	59,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,387	$184,440

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue
License	$59,338	$64,035	$66,347
Cloud services	50,714	38,728	31,093
Software support and services	83,140	76,995	68,742
Total revenue	193,192	179,758	166,182

Cost of revenue
License	3,270	2,203	2,896
Cloud services	12,719	8,847	8,374
Software support and services	18,933	19,176	19,097
Restructuring charge	—	311	181
Total cost of revenue	34,922	30,537	30,548
Gross profit	158,270	149,221	135,634

Operating expenses:
Research and development	78,047	75,350	67,398
Sales and marketing	94,204	96,807	102,327
General and administrative	28,880	28,091	29,695
Litigation settlement charge	—	1,143	—
Restructuring charge	—	1,038	871
Total operating expenses	201,131	202,429	200,291
Operating loss	(42,861)	(53,208)	(64,657)
Other income (expense) - net	1,124	988	145
Loss before income taxes	(41,737)	(52,220)	(64,512)
Income tax expense	1,347	1,142	982
Net loss	$(43,084)	$(53,362)	$(65,494)
Net loss per share, basic and diluted	$(0.42)	$(0.57)	$(0.76)
Weighted-average shares used to compute net loss per share, basic and diluted	102,527	93,770	85,845

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—December 31, 2015	81,326,237	$8	$343,336	$—	$(242,127)	$101,217
Issuance of common stock for stock option exercises, net of repurchases	1,040,902	—	2,468	—	—	2,468
Vesting of early exercised stock options and restricted stock	9,957	—	43	—	—	43
Issuance of common stock for pursuant to the Employee Stock Purchase Plan	1,799,341	—	4,851	—	—	4,851
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plan	1,653,371	1	5,638	—	—	5,639
Vesting of restricted stock units	3,236,223	—	—	—	—	—
Stock-based compensation	—	—	26,857	—	—	26,857
Net loss	—	—	—	—	(65,494)	(65,494)
BALANCE—December 31, 2016	89,066,031	$9	$383,193	$—	$(307,621)	$75,581
Issuance of common stock for stock option exercises, net of repurchases	1,172,409	—	3,287	—	—	3,287
Vesting of early exercised stock options	2,477	—	—	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,676,158	—	4,562	—	—	4,562
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,688,097	—	8,272	—	—	8,272
Shares withheld for net settlement of Stock-Settled Bonus Plans	(677,547)	—	(3,149)	—	—	(3,149)
Vesting of restricted stock units	4,276,325	1	—	—	—	1
Stock-based compensation	—	—	24,360	—	—	24,360
Net loss	—	—	—	—	(53,362)	(53,362)
BALANCE—December 31, 2017	97,203,950	$10	$420,525	$—	$(360,983)	$59,552
Issuance of common stock for stock option exercises, net of repurchases	2,488,544	—	6,520	—	—	6,520
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,597,778	—	4,548	—	—	4,548
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621	—	—	9,622
Shares withheld for net settlement of equity awards	(1,294,360)	—	(6,376)	—	—	(6,376)
Repurchase of common stock	(821,888)	—	—	(3,831)	—	(3,831)
Vesting of restricted stock units	5,059,135	—	—	—	—	—
Stock-based compensation	—	—	27,166	—	—	27,166
Net loss	—	—	—	—	(43,084)	(43,084)
BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,084)	$(53,362)	$(65,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	38,436	33,731	34,389
Depreciation	3,846	3,389	3,348
Amortization of intangible assets	100	545	616
Amortization (accretion) of premium of investment securities	(50)	(57)	(14)
Provision for doubtful accounts	199	149	77
Loss (gain) on disposal of equipment	25	(16)	99
Changes in operating assets and liabilities:
Accounts receivable	(10,564)	(4,916)	(1,947)
Deferred commissions	1,078	329	570
Other current and noncurrent assets	(5,535)	(1,006)	(807)
Accounts payable	715	439	(1,297)
Unearned revenue	28,815	16,434	10,574
Customer arrangements with termination rights	(179)	5,348	6,520
Accrued expenses and other long-term liabilities	355	2,029	1,637
Net cash provided by (used in) operating activities	14,157	3,036	(11,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,956)	(6,454)	(2,930)
Proceeds from maturities of investment securities	15,900	38,015	94,631
Purchase of investment securities	(10,053)	(8,570)	(79,134)
Net cash provided by investing activities	3,891	22,991	12,567

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	4,424	4,798	4,332
Proceeds from exercise of stock options	6,514	4,114	1,639
Taxes paid for net settlement of equity awards	(4,862)	(3,149)	—
Amounts withheld for net settlement of equity awards	(1,513)	—	—
Repurchases of common stock	(3,831)	—	—
Net cash provided by financing activities	732	5,763	5,971
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,780	31,790	6,809
CASH AND CASH EQUIVALENTS—Beginning of period	85,833	54,043	47,234
CASH AND CASH EQUIVALENTS—End of period	$104,613	$85,833	$54,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,419	$1,189	$1,021
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under Bonus Plans	$5,898	$5,123	$5,639
Value of shares issued under the Employee Stock Purchase Plan	$4,548	$4,562	$4,851
Unpaid property and equipment purchases	$148	$228	$—

See accompanying notes to the consolidated financial statements

1. Description of Business and Significant Accounting Policies

Description of Business

MobileIron, Inc. and its wholly owned subsidiaries, collectively, the “Company”, “we”, “us” or “our”, provides a purpose-built mobile IT platform that enables enterprises to manage and secure mobile applications, content and devices while providing their employees with device choice, privacy and a native user experience. We were incorporated in Delaware in July 2007 and are headquartered in Mountain View, California, with additional sales and support presence in North America, Europe, the Middle East, Asia and Australia and employees in India primarily focused on research and development.

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $471,000 in 2018, a foreign currency gain of $242,000 in 2017, and a foreign currency loss of $339,000 in 2016, in other income (expense)—net in our consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, stock-based compensation, commissions, goodwill and accounting for income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $36.6 million, are held in five funds that are rated “AAA.”

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

	Balance at	Bad	Write-offs,	Balance at
	Beginning	Debt	Net of	End
	of Period	Expense	Recoveries	of Period
Balance as of December 31, 2018	$475	199	(249)	$425
Balance as of December 31, 2017	$433	149	(107)	$475
Balance as of December 31, 2016	$628	77	(272)	$433

One reseller accounted for 11%  (1% as an end customer), 14%  (1% as an end customer) and 15%  (1% as an end customer) of total revenue in 2018, 2017 and 2016, respectively. The same reseller accounted for 7% and 16% of net accounts receivable as of December 31, 2018 and 2017, respectively.

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

Refer to Note 14 – Segment and Disaggregated Revenue Information for further information.

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue will be recognized after invoicing. For multi-year agreements, we either invoice our customer in full at the inception of the contract or annually at the beginning of each annual period. We record an unbilled receivable related to revenue recognized for multi-year on-premises licenses invoiced annually when we have an unconditional right to invoice and receive payment in the future for those licenses or when we have the right to invoice future monthly periods under committed monthly recurring charge (“MRC”) agreements. The majority of our MRC agreements are for a month to month term (“non-committed”) or usage-based.

Payment terms and conditions vary by contract type, although terms generally include a requirement to pay within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. This includes invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period or multi-year on-premises licenses that are invoiced annually with a portion of the revenue recognized upfront.

As of December 31, 2018 and 2017, the balance of accounts receivable, net of the allowance for doubtful accounts, included $1.4 million and $2.5 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of December 31, 2018 and 2017, unbilled receivables included in other long-term assets on our consolidated balance sheets were $592,000 and $977,000, respectively.

Unearned Revenue and Customer Arrangements with Termination Rights

We generally invoice our customers upfront for subscriptions and software support and services associated with perpetual licenses. Unearned revenue from those upfront billings is comprised of unearned revenue from cloud-based subscriptions, software support and services for on-premises subscriptions, software support and services associated with perpetual licenses, and professional services to be performed in the future.

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

Refer to Note 13 – Unearned Revenue for further information on unearned revenue, changes in unearned revenue during the period, and customer arrangements with termination rights.

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

Changes in deferred commissions were as follows (in thousands):

	Year ended
	December 31,
	2018	2017
Balance, beginning of the period	$18,408	$18,738
Deferral of commissions earned	15,312	17,470
Recognition of commission expense	(16,240)	(17,621)
Impairment of deferred commissions	(149)	(179)
Balance, end of the period	$17,331	$18,408

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, cash and cash equivalents consisted of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. In 2018, 2017 and 2016, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock, restricted stock units and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for 2018, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Goodwill and Intangible Assets

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets were amortized using the straight-line method over their remaining estimated useful lives, which ranged from three to five years.

We have determined that our intangible assets were not impaired during the years ended December 31, 2018, 2017 and 2016.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate in 2018, 2017 and 2016 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense in 2018, 2017 and 2016 was $204,000,  $102,000 and $305,000, respectively.

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

Guidance Not Yet Adopted

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

Leases

In February 2016, the FASB finalized ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize the assets and liabilities on the balance sheet for the rights and obligations created by most leases and continue to recognize expenses on the income statements over the lease term. It will also require disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. We adopted ASU 2016-02 effective January 1, 2019 and, as permitted by ASU 2018-11, we do not plan to recast our prior periods. As a result of this new standard, we expect to record a lease commitment liability of approximately $18.0 million and corresponding right-of-use asset of approximately $16.5 million at March 31, 2019 for our leases designated as operating leases in Note 12, “Commitments and Contingencies,” upon adoption.  We do not expect the new standard to materially impact our results of operations.

Recently Adopted Guidance

Revenue from Contracts with Customers

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard, ASC 606. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard using the full retrospective method and restated each prior reporting period presented.

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

In connection with our adoption of ASC 606 on January 1, 2018, there was a decrease to our deferred income tax liabilities and an offsetting increase in the valuation allowance recorded against deferred tax assets. No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. In 2018, we recorded no income tax expense or benefit as a result of the adoption of the ASC 606.

Adoption of the standard resulted in the recognition of additional revenue of $3.3 million and $2.3 million in 2017 and 2016, respectively, primarily due to an increase in revenue recognized from on-premises software subscriptions delivered and recognized in 2017 and 2016 and earlier recognition from other arrangements that lacked VSOE of fair value under ASC 605, partially offset by lower on-premises software subscription revenue from amounts billed prior to 2016. The new standard for accounting for costs to obtain a contract resulted in an increase in sales and marketing expense of $330,000 and $570,000 in 2017 and 2016, respectively, primarily due to the net impact of the capitalization of commissions earned in 2017 and 2016 and the amortization expense from commissions capitalized prior to 2016.

The new standard did not have a material impact on net cash provided by (used in) operating, financing, or investing activities in our consolidated cash flow statements.

Adoption of the standard resulted in an increase in accounts receivable and other assets of $3.4 million as of December 31, 2017, driven primarily by unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software update and support services.

Unearned revenue was reduced by $35.5 million as of December 31, 2017 due to (a) cumulative changes to revenue and (b) a reclassification of approximately $19.5 million as of December 31, 2017 for arrangements with customers which contain termination rights. Because of the termination rights, the arrangements did not meet the definition of a contract under ASC 606 and were not recorded as unearned revenue but they were instead recorded as “customer arrangements with termination rights” on our consolidated balance sheets.

Total capitalized costs to obtain a contract included in current and non-current prepaid and other current assets on our consolidated balance sheets were $9.3 million and $9.1 million, respectively, as of December 31, 2017.

The following tables show the impact of adoption of the standards related to revenue recognition on our reported results (in thousands except per share information):

	Year ended December 31, 2017
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$176,491	$3,267	$179,758
Total operating expenses	202,099	330	202,429
Net loss	(56,299)	2,937	(53,362)
Net loss per share, basic and diluted	(0.60)	0.03	(0.57)

	Year ended December 31, 2016
		New Revenue
		Standard	As
Statement of Operations:	As Reported	Adjustment	Adjusted
Revenue	$163,926	$2,256	$166,182
Total operating expenses	199,721	570	200,291
Net loss	(67,180)	1,686	(65,494)
Net loss per share, basic and diluted	(0.78)	0.02	(0.76)

	December 31, 2017
		New Revenue
		Standard	As
Balance Sheets:	As Reported	Adjustment	Adjusted
Assets
Accounts receivable, net	$48,171	$2,458	$50,629
Deferred commissions-current	—	9,285	9,285
Deferred commissions-noncurrent	—	9,123	9,123
Other assets	1,999	977	2,976
Liabilities and stockholders' equity
Accrued expenses	24,995	75	25,070
Unearned revenue-current	84,467	(29,362)	55,105
Unearned revenue-noncurrent	28,034	(6,117)	21,917
Customer arrangements with termination rights	—	19,546	19,546
Total stockholders' equity	21,851	37,701	59,552

2. Significant Balance Sheet Components

Accounts Receivable, Net —Accounts receivable, net at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable - billed	$60,037	$48,646
Accounts receivable - unbilled	1,382	2,458
Allowance for doubtful accounts	(425)	(475)
Accounts receivable, net	$60,994	$50,629

Property and Equipment—Property and equipment at December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Computers and appliances	$13,517	$13,178
Purchased software	4,711	4,063
Furniture and fixtures	1,695	1,734
Leasehold improvements	3,503	3,226
Total property and equipment	23,426	22,201
Accumulated depreciation and amortization	(16,380)	(13,389)
Total property and equipment—net	$7,046	$8,812

Accrued Expenses—Accrued expenses at December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accrued commissions	$4,398	$3,989
Accrued stock-settled bonus	9,355	7,705
Employee Stock Purchase Plan liability	1,923	2,047
Other accrued payroll-related expenses	3,630	4,285
Accrued royalties	3,596	733
Other accrued liabilities	4,445	6,311
Total accrued expenses	$27,347	$25,070

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of December 31, 2018 or 2017.

Our financial instruments measured at fair market value as of December 31, 2018 and 2017 were as follows:

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$36,617	$—	$—	$36,617
Corporate debt securities	—	6,555	—	6,555
Commercial paper	—	53,598	—	53,598
Total	$36,617	$60,153	$—	$96,770

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$10,583	$—	$—	$10,583
Corporate debt securities	—	7,076	—	7,076
Commercial paper	—	51,796	—	51,796
Total	$10,583	$58,872	$—	$69,455

4. Investments

Our portfolio of fixed income securities consists of commercial paper and corporate debt securities. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of December 31, 2018 and 2017 were as follows:

	As of December 31, 2018
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$6,556	$—	$(1)	$6,555
Commercial paper	53,600	1	(3)	53,598
Total	$60,156	$1	$(4)	$60,153

	As of December 31, 2017
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$7,078	$—	$(2)	$7,076
Commercial paper	51,805	—	(9)	51,796
Total	$58,883	$—	$(11)	$58,872

The following table summarizes the balance sheet classification of our investments:

	As of December 31,
(in thousands)	2018	2017
Cash equivalents	$59,156	$52,086
Short-term investments	1,000	6,797
Total investments	$60,156	$58,883

The gross amortized cost and estimated fair value of our held-to-maturity investments at December 31, 2018 and 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31,
	2018		2017
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$60,156	60,153	$58,883	$58,872
Due after one year through five years	—	—	—	—
Total	$60,156	$60,153	$58,883	$58,872

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In 2018, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Goodwill and Intangibles

The following table reflects intangible assets subject to amortization as of December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Technology	$3,080	$(2,980)	—	$100
Total	$3,080	$(2,980)	$—	$100

The net book value of intangible assets subject to amortization was zero at December 31, 2018.

Amortization of the technology intangible assets of $100,000,  $545,000 and $616,000 in 2018, 2017 and 2016, respectively, was recorded in cost of revenue.

At December 31, 2018 and 2017, the carrying value of goodwill was $5.5 million.

6. Restructuring Charges

We initiated business restructuring plans in 2016 and 2017 to reduce our cost structure through workforce reductions and, in 2017, to exit an office facility.

The following table sets forth a summary of restructuring activities which took place during the years ended December 31, 2018, 2017 and 2016 (in thousands):

Severance
and Related Costs
Balance, December 31, 2015	$—
Provision for restructuring charges	1,052
Cash payments	(1,037)
Balance, December 31, 2016	$15
Provision for restructuring charges	1,349
Cash payments	(867)
Balance, December 31, 2017	$497
Provision for restructuring charges	—
Cash payments	(497)
Balance, December 31, 2018	$—

We have completed the restructuring activities undertaken in 2017 as of December 31, 2018.

7. Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the prime rate. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, and the borrowing capacity is limited to eligible accounts receivable. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus short-term unearned revenue and customer obligations with termination rights) of at least 1.25.

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

In June 2018, we amended our revolving line of credit which currently matures in June 2019.

There were no outstanding amounts under the line of credit at December 31, 2018 and 2017 and we were in compliance with all financial covenants.

8. Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of December 31, 2018 and 2017. No shares of convertible preferred stock were issued and outstanding as of December 31, 2018 and 2017.

9. Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2018 and 2017. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from funds available, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of December 31, 2018 and 2017, we reserved shares of common stock for issuance as follows:

	As of December 31,
	2018	2017
Options outstanding	4,496,557	7,738,496
Unvested restricted stock units outstanding	12,303,913	12,906,030
Shares available for grant under the 2014 equity plan and 2015 inducement plan	2,337,545	1,859,997
Shares available for purchase under the Employee Stock Purchase Plan	364,762	990,501
Total	19,502,777	23,495,024

Repurchase Program

In October 2018, our Board of Directors approved a common stock repurchase program (“Repurchase Program”) whereby the Company is authorized to purchase up to a maximum of $25 million of its common stock, subject to compliance with applicable law and the limitations in the Company’s credit facilities on stock repurchases.

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the Repurchase Program through October 2020, unless extended or shortened by our Board of Directors. The Repurchase Program does not obligate us to acquire any particular amount of common stock and the program may be modified or suspended at any time at our discretion. The repurchases would be funded from available working capital and are subject to compliance with the terms and limitations of the Company’s credit facilities.

In 2018, we repurchased 821,888 shares of common stock at an average price of $4.66 per share for a total cost of $3.8 million under the Repurchase Program.

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2019, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 5,310,327 shares, which was 5% of the total number of shares of capital stock outstanding at December 31, 2018.

2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the 2015 Inducement Plan to 1,970,000 shares of our common stock. As of December 31, 2018 there were 1,000,000 options and restricted stock units outstanding under the Amended and Restated 2015 Inducement Plan.

2014 Employee Stock Purchase Plan

Our board of directors adopted our 2014 Employee Stock Purchase Plan, or ESPP, on April 17, 2014, and our stockholders subsequently approved the ESPP on May 27, 2014. The ESPP became effective immediately upon the execution and delivery of the underwriting agreement related to our IPO. Subsequently, on June 14, 2017, our shareholders approved the amendment of the ESPP. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The ESPP permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s base compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of our common stock on either the first day of the offering or the last day of the applicable purchase period, whichever is lower.

As of December 31, 2018 and 2017,  364,762 and 990,501 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2019, we increased the number of shares available for issuance under the ESPP by 1,062,065 shares, which was 1% of the total number of shares of common stock outstanding at December 31, 2018.

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

Our restricted stock unit activity for 2016, 2017 and 2018 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2015	7,832,962	$6.66
Granted	10,724,225	3.36
Vested	(4,889,594)	4.99
Cancelled/Forfeited	(3,192,618)	5.39
Unvested, December 31, 2016	10,474,975	$4.45
Granted	11,017,278	5.04
Vested	(5,964,422)	4.70
Cancelled/Forfeitures	(2,621,801)	5.01
Unvested, December 31, 2017	12,906,030	$4.72
Granted	10,224,832	4.63
Vested	(7,032,521)	4.88
Cancelled/Forfeitures	(3,794,428)	4.48
Unvested, December 31, 2018	12,303,913	$4.63

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

In 2016, our compensation committee approved the 2016 Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or collectively, the 2016 Bonus Plans, each effective as of January 1, 2016, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics. We issued 1,010,550 shares of unrestricted common stock in the first quarter of 2017, after withholding 677,547 shares to cover employee payroll taxes which we paid in cash, for amounts earned under the 2016 Bonus Plans.

In 2017, the Compensation Committee of our board of directors approved the 2017 Executive Bonus Plan and 2017 Non-executive Bonus Plan, or collectively, the 2017 Bonus Plans, each effective as of January 1, 2017, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics.  We issued 1,220,822 shares of unrestricted common stock in the first quarter of 2018, after withholding 752,564 shares to cover employee payroll taxes which we paid in cash, for amounts earned under the 2017 Bonus Plans.

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

In 2016 we recorded $6.6 million of stock-based compensation expense under the 2016 Bonus Plans and $923,000 under the 2015 Non-Executive Bonus Plan. In 2017, we recorded $7.7 million of stock-based compensation expense under the 2017 Bonus Plans and $1.7 million under the 2016 Bonus Plans. In 2018, we recorded $9.4 million of stock-based compensation expense under the 2018 Bonus Plans and $1.9 million under the 2017 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and the 2015 Inducement Plan in 2016, 2017 and 2018 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2015	6,672,236	11,498,747	$4.51	6.86	$6,256
Authorized	4,436,933	—
Stock options granted	(1,316,200)	1,316,200	3.36
Issuance of shares under 2015 Bonus Plans	(1,653,371)	—
Restricted stock units granted	(9,070,854)	—
Exercised	—	(1,040,902)	2.37
Stock options canceled	1,938,053	(1,938,053)	5.46
Restricted stock units canceled	3,192,618	—
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Authorized	4,453,425	—
Stock options granted	(300,000)	300,000	4.20
Issuance of shares under 2016 Bonus Plans	(1,688,097)	—
Shares withheld from net settlement of restricted stock units	677,547	—
Restricted stock units granted	(9,329,181)	—
Exercised	—	(1,172,409)	2.80
Stock options canceled	1,225,087	(1,225,087)	6.24
Restricted stock units canceled	2,621,801	—
Balance—December 31, 2017	1,859,997	7,738,496	$4.34	3.96	$4,897
Authorized	4,860,197	—
Stock options granted	(400,000)	400,000	4.71
Issuance of shares under 2017 Bonus Plans	(1,974,771)	—
Shares withheld from net settlement of restricted stock units	1,294,360	—
Restricted stock units granted	(8,250,061)	—
Exercised	—	(2,488,544)	2.62
Stock options canceled	1,153,395	(1,153,395)	5.49
Restricted stock units canceled	3,794,428	—
Balance—December 31, 2018	2,337,545	4,496,557	$5.02	4.98	$2,446
Vested and exercisable—December 31, 2018		3,869,458	$5.12	4.33	$2,257
Vested and expected to vest(1)—December 31, 2018		4,386,003	$5.04	4.88	$2,420

(1)	Options expected to vest are net of an estimated forfeiture rate.

Additional information regarding options outstanding at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of exercises	Shares	Term (Years)	Exercise Price	Shares	Exercise Price
$0.04 — $3.70	1,048,382	3.54	$2.58	995,257	$2.55
$3.76 — $4.55	1,015,058	4.99	4.26	865,056	4.33
$4.66— $5.77	1,285,265	6.11	5.44	885,265	5.77
$6.20 — $9.00	978,615	5.02	7.05	954,643	7.07
$9.18 — $12.05	169,237	5.13	9.87	169,237	9.87
Outstanding at December 31, 2018	4,496,557	4.98	$5.02	3,869,458	$5.12

The aggregate pretax intrinsic value of vested options exercised in 2018, 2017 and 2016 was $5.7 million, $2.3 million and $1.4 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of options granted in 2018, 2017 and 2016 was $2.43,  $1.74 and $1.42 per share, respectively.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of revenue	$5,006	$3,772	$3,043
Research and development	15,981	14,520	11,728
Sales and marketing	9,464	8,659	10,474
General and administrative	7,985	6,780	9,144
Total	$38,436	$33,731	$34,389

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

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Risk-free interest rate	2.7%	2.1%	1.4%
Expected volatility	51%	40%	42%
Expected life (in years)	6.1	6.1	6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

Year ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Risk-free interest rate	1.8% - 2.6%	0.9% - 1.3%	0.5% - 0.7%
Expected volatility	34% - 54%	34% - 54%	34% - 41%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. Our stock options granted are typically granted with vesting terms of 48 months.

The following table summarizes our unrecognized stock-based compensation expense as of December 31, 2018 net of estimated forfeitures:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$1.0	3.0
Restricted stock units	41.9	2.8
ESPP	1.6	1.6
Total	$44.5

11. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $18,500 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so to date.

12. Commitments and Contingencies

Operating Leases

We lease our office facilities under noncancelable agreements expiring between 2019 and 2023. Rent expense in 2018, 2017 and 2016 was $6.8 million, $7.2 million and $6.7 million, respectively. The aggregate future minimum lease payments under the agreements as of December 31, 2018 are as follows (in thousands):

Year
2019	$7,144
2020	5,553
2021	4,083
2022	3,074
2023	1,163
Total	$21,017

Litigation

We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have material exposure on an aggregate basis.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2018, we have not received any material written claim for indemnification.

13. Unearned Revenue

Changes in unearned revenue were as follows for years ended December 31, 2018 and 2017:

	Year ended December 31,
(in thousands)	2018	2017
Balance, beginning of period	$77,022	$60,588
Billings, excluding billings for customer arrangements with termination rights	205,816	179,294
Additions to unearned revenue upon expiration of termination rights	17,651	16,273
Recognition of revenue, net of change in unbilled accounts receivable*	(194,652)	(179,133)
Balance, end of period	$105,837	$77,022

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:
	Year ended December 31,
(in thousands)	2018	2017
Revenue billed as of the end of period	$194,652	$179,133
Increase (decrease) in total unbilled accounts receivable	(1,460)	625
Revenue Reported in Condensed Consolidated Statement of Operations	$193,192	$179,758

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $112.7 million as of December 31, 2018, of which we expect to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.

As of December 31, 2018 and 2017, the balance of customer arrangements that contain termination rights was $19.4 million and $19.5 million, respectively.

14. Segment and Disaggregated Revenue Information

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

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Revenue
United States	$82,033	$83,625	$76,217
International	111,159	96,133	89,965
Total	$193,192	$179,758	$166,182

We recognized $30.7 million, or 16% of total revenue, $22.6 million, or 13% of total revenue, and $22.0 million, or 13% of total revenue, from customers with a billing address in Germany in 2018, 2017 and 2016, respectively. No other country, outside of the United States, exceeded 10% of the total revenue in 2018, 2017 or 2016.

Revenue from recurring and nonrecurring contractual arrangements was as follows:

	Year ended
	December 31,
(in thousands)	2018	2017	2016
Perpetual license - point-in-time	$38,390	$48,041	$50,733
Professional services - point-in-time	3,654	3,140	3,069
Non-recurring revenue	42,044	51,181	53,802
On-premise subscriptions - point-in-time	20,948	15,994	15,614
On-premise subscriptions - ratable	16,275	14,779	14,300
Cloud subscriptions - ratable	50,714	38,728	31,093
Software support on perpetual licenses - ratable	63,211	59,076	51,373
Recurring revenue	151,148	128,577	112,380
Total revenue	$193,192	$179,758	$166,182

As of December 31, 2018 and 2017, $2.5 million and $2.7 million, or 35% and 30%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for 2018, 2017 and 2016 (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(43,084)	$(53,362)	$(65,494)
Denominator:
Weighted–average shares outstanding	102,527	93,771	85,853
Less: weighted average shares subject to repurchase	—	(1)	(8)
Weighted–average shares used to compute basic and diluted net loss per share	102,527	93,770	85,845
Basic and diluted net loss per share	$(0.42)	$(0.57)	$(0.76)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for 2018, 2017 and 2016, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2018	2017	2016
Stock options outstanding, net of unvested exercised stock options	4,496,557	7,738,496	9,838,463
Unvested restricted stock units	12,303,913	12,906,030	10,474,975
ESPP shares	478,026	726,643	676,196
Stock-settled bonus shares	1,234,474	1,185,373	1,057,093
Total potentially dilutive securities	18,512,970	22,556,542	22,046,727

For December 31, 2016, we have corrected the previously reported amount to include 1.7 million of additional shares related to our ESPP and stock-settled bonus plans that were excluded from the computation of the weighted-average diluted shares because such securities have an antidilutive impact due to losses reported. We do not consider this correction to be material, and there was no impact to our consolidated financial statements.

16. Income Taxes

Loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$(44,137)	$(56,852)	$(67,402)
International	2,400	1,695	1,204
Total	$(41,737)	$(55,157)	$(66,198)

A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation.  The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

Income tax expense for 2018, 2017 and 2016, was composed of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	26	36	22
Foreign	1,454	1,196	960
Total current income tax expense	1,480	1,232	982
Foreign	(133)	(90)	—
Total deferred income tax benefit	(133)	(90)	—
Total income tax expense	$1,347	$1,142	$982

For 2018, 2017 and 2016, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in our valuation allowance.

	Year ended December 31,
	2018	2017	2016
Federal tax benefit at statutory rate	21.0%	34.0%	34.0%
State tax benefit net of federal effect	6.3	8.8	4.4
Foreign taxes	(1.7)	(0.7)	(0.4)
Change in valuation allowance	(29.8)	42.8	(33.0)
Change in federal tax rate	—	(86.1)	—
Credits	3.7	3.4	1.8
Stock-based compensation	(2.3)	(3.9)	(8.0)
Non-deductible expenses and other	(0.4)	(0.4)	(0.3)
Effective tax rate	(3.2)%	(2.1)%	(1.5)%

Income tax expense for 2018, 2017 and 2016 relates to state minimum income tax, income tax on our earnings in foreign jurisdictions and withholding taxes on sales to customers in certain jurisdictions. A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation. The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

The components of net deferred tax assets at December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Accruals and allowances	$6,037	$7,440
Gains on foreign exchange	(72)	(18)
Net operating loss carryforwards	76,648	67,980
Depreciation and amortization	2,345	3,512
R&D tax credits	17,536	14,560
Stock-based compensation	5,755	6,333
Capitalized commissions	(3,915)	—
Valuation allowance	(104,201)	(99,716)
Net deferred tax assets	$133	$91

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

We calculated our estimate of the impact of the Tax Act in our December 31, 2017 income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of that filing. The amount related to the remeasurement of certain deferred tax assets and liabilities based on the updated tax rate was approximately $44.7 million with a corresponding and fully offsetting adjustment to our valuation allowance for the year ended December 31, 2017. During the fourth quarter of the year ending December 31, 2018 we finalized our accounting for the Tax Act and there was no material change from the estimate. There was not a material impact related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

As of December 31, 2018, we had net operating loss carryforwards of approximately $321.3 million and $152.2 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning 2027 and 2028, respectively.

As of December 31, 2018, we had federal and California R&D tax credit carryforwards of approximately $13.3 million and $14.6 million, respectively. If not utilized, the federal R&D tax credit carryforward will expire in various portions beginning 2027. The California R&D tax credit can be carried forward indefinitely.

A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. Further, a portion of the carryforwards may expire before being applied to reduce future earnings.

We follow the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No non-current liability related to uncertain tax positions is recorded in the financial statements as the deferred tax assets have been presented net of these unrecognized tax benefits. At December 31, 2018 and 2017, our reserve for unrecognized tax benefits was approximately $8.3 million and $6.8 million, respectively. Due to the full valuation allowance at December 31, 2018, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. We do not anticipate any significant change in our uncertain tax positions within 12 months of this reporting date. We include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the gross unrealized tax benefits is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of year	$6,839	$5,306	$4,052
Gross increases—tax positions from prior periods	(31)	34	43
Gross increases—tax positions from current period	1,532	1,499	1,211
Unrecognized tax benefits, end of year	$8,340	$6,839	$5,306

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, the statute of limitations is open for all tax years from inception, that is, for the period from July 23, 2007 (date of inception) to December 31, 2018 and forward for federal and state purposes. The foreign statutes of limitation are generally two to four years.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act were (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework).

Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2019 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this Item with respect to executive officers and directors is incorporated herein by reference to the information from our 2019 Proxy Statement under the sections titled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Corporate Governance.”

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

Item 11. Executive Compensation

Information responsive to this Item with respect to executive compensation is incorporated herein by reference to the information from our 2019 Proxy Statement under the section titled “Executive Compensation,” “Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” and “Compensation Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from our 2019 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.” Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to the information from our 2019 Proxy Statement under the section titled “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item with respect to principal accountant fees and services is incorporated herein by reference to the information from our 2019 Proxy Statement under the section titled “Principal Accountant Fees and Services.”

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

3.	Exhibits:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit		Exhibit		Filing		Filed
Number	Description	Number	Filing	Date	File No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Amended and Restated MobileIron, Inc. 2014 Equity Incentive Plan	10.2	10-Q	July 29, 2016	001-36471
10.2(1)	Form of Option Agreement and Option Grant Notice for MobileIron, Inc. 2008 Stock Plan	10.4	S-1/A	May 29, 2014	333-195089
10.3(1)	Current Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan	10.1	10-Q	October 31, 2014	001-36471
10.4(1)	MobileIron, Inc. 2014 Amended Employee Stock Purchase Plan	Appendix A	DEF 14A	April 28, 2017	001-34207
10.5(1)	Amended and Restated MobileIron, Inc. 2015 Inducement Plan	10.2	10-Q	July 29, 2016	001-36471
10.6(1)	Form of Stock Option Grant Notice and Option Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.2	8-K	January 6, 2016	001-36471

10.7(1)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.3	8-K	January 6, 2016	001-36471
10.8†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented	10.17	S-1/A	May 7, 2014	333-195089
10.9	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 4, 2016	10.6	10-Q	July 29, 2016	001-36471
10.10	Lease Agreement, dated April 14, 2011 between MobileIron, Inc. and Renault & Handley Employees Investment Company	10.7	S-1	April 7, 2014	333-195089
10.11	First Amendment to Lease Agreement, dated April 18, 2014 between the Registrant and Renault & Handley Middlefield Road Joint Venture, as successor to Renault & Handley Employees Investment Company	10.8	S-1/A	April 23, 2014	333-195089
10.12	Lease Agreement, dated June 25, 2014, between MobileIron Inc. and Handley-Tittle Middlefield Joint Venture	10.8	10-Q	August 7, 2014	001-36471
10.13	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
10.14	Second Amendment to Lease, dated November 9, 2015, by and among the Company and Renault & Handley Middlefield Road Joint Venture	10.1	8-K	November 12, 2015	001-36471

10.15(1)	Form of Indemnity Agreement entered into between MobileIron, Inc. and each of its directors and its executive officers	10.6	S-1	April 7, 2014	333-195089
10.16(1)	Amended and Restated Severance Benefit Plan Participation Notice between MobileIron, Inc. and Simon Biddiscombe, dated August 28, 2015	10.18	10-K	February 14, 2017	001-36471
10.17(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.18(1)	MobileIron, Inc. Amended and Restated Non-Employee Director Compensation Policy	10.3	10-Q	July 29, 2016	001-36471
10.19	Sublease, effective March 1, 2017, between MobileIron, Inc. and Vendavo, Inc.	10.1	8-K	March 3, 2017	001-36471
10.20(1)	MobileIron, Inc. 2018 Executive Bonus Plan	10.1	8-K	April 25, 2018	001-36471
10.21	MobileIron, Inc. 2018 Non-Executive Bonus Plan	10.2	10-Q	May 4, 2018	001-36471
10.22	Lease Deed between MobileIron, Inc. and RMZ Ecoworld Infrastructure Private Limited, dated July 27, 2017	10.1	10-Q	November 3, 2017	001-36471
10.23(1)	Offer Letter between the Company and Greg Randolph, dated October 29, 2017	10.2	10-Q	November 3, 2017	001-36471

10.24(1)	Offer Letter between the Company and Simon Biddiscombe, dated November 2, 2017	10.3	10-Q	November 3, 2017	001-36471
10.25	Attornment Agreement between Middlefield Realty Property Holdings LLC, Vendavo, Inc. and MobileIron, Inc., dated December 18, 2017	10.29	10-K	March 12, 2018	001-36471
10.26(1)	Offer Letter between the Company and Sohail Parekh, dated March 12, 2018	10.3	10-Q	May 4, 2018	001-36471
10.27(1)	Offer Letter between the Company and Scott Hill, dated June 12, 2018/	10.1	8-K	July 10, 2018	001-36471
21.1	Subsidiaries of Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1†	Amendments to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., various dates	99.1	8-K	February 6, 2017
99.2*	Amendments to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., various dates	99.1	8-K	February 21, 2019

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Label Linkbase
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested as to certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	Management contract or compensation plan or arrangement.
(2)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

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
Scott D. Hill
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Dated: February 22, 2019

The undersigned directors and officers of MobileIron, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Simon Biddiscombe and Scott D. Hill, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon Biddiscombe		February 22, 2019
Simon Biddiscombe	President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott D. Hill		February 22, 2019
Scott D. Hill	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Kenneth Klein		February 22, 2019
Kenneth Klein	Director

/s/ Frank Marshall		February 22, 2019
Frank Marshall	Director

/s/ Tae Hea Nahm		February 22, 2019
Tae Hea Nahm	Director

/s/ James Tolonen		February 22, 2019
James Tolonen	Director

/s/ Jessica Denecour		February 22, 2019
Jessica Denecour	Director