Form 10-Q
period 2019-03-31
MOBILEIRON, INC.
filed 2019-05-02
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36471

MobileIron, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Middlefield Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 919-8100

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	MOBL	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No    ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of outstanding shares of the registrant’s common stock was 108,721,847 as of April 26, 2019.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2019

“MobileIron,” the MobileIron logos and other trademark or service marks of MobileIron, Inc. appearing in this Quarterly Report on Form 10-Q are the property of MobileIron, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website address, press releases, reports and other information that we file from time to time with the Securities and Exchange Commission, or the SEC, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—	beliefs and objectives for future operations, results and growth;

—	our business plan and our ability to effectively manage our expenses;

—	our ability to timely and effectively scale and adapt our existing technology;

—	our ability to innovate new products and bring them to market in a timely manner;

—	our ability to expand internationally;

—	our ability to attract new customers and further penetrate our existing customer base;

—	our expectations concerning renewal rates for subscriptions and services by existing customers;

—	our expectations concerning the mix of our sales of subscriptions and perpetual licenses;

—	cost of revenue, including changes in costs associated with hardware, royalties, customer support and data center operations;

—	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

—	our expectations concerning relationships with third parties, including channel partners;

—	economic and industry trends or trend analysis; and

—	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$106,447	$104,613
Short-term investments	547	1,000
Accounts receivable, net of allowance for doubtful accounts of $425 at March 31, 2019 and December 31, 2018	38,173	60,994
Deferred commissions - current	8,785	8,265
Prepaid expenses and other current assets	11,501	8,367
TOTAL CURRENT ASSETS	165,453	183,239
Property and equipment—net	6,455	7,046
Operating lease right-of-use asset	16,328	—
Deferred commissions - noncurrent	8,580	9,066
Goodwill	5,475	5,475
Other assets	5,076	5,561
TOTAL ASSETS	$207,367	$210,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,431	$2,154
Accrued expenses	17,838	27,347
Lease liability - current	6,278	—
Unearned revenue - current	74,112	74,177
Customer arrangements with termination rights	17,183	19,367
TOTAL CURRENT LIABILITIES	117,842	123,045
Long-term liabilities:
Lease liability - noncurrent	11,802	—
Unearned revenue - noncurrent	28,767	31,660
Other long-term liabilities	155	1,565
TOTAL LIABILITIES	158,566	156,270

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 110,231,274 shares issued and 108,670,420 shares outstanding and 107,028,433 shares issued and 106,206,545 shares outstanding at March 31, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	477,389	462,004
Treasury stock	(7,432)	(3,831)
Accumulated deficit	(421,167)	(404,067)
TOTAL STOCKHOLDERS’ EQUITY	48,801	54,117
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,367	$210,387

See accompanying notes.

\

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue
Cloud services	$15,261	$11,150
License	11,371	12,441
Software support and services	21,450	20,098
Total revenue	48,082	43,689

Cost of revenue
Cloud services	4,710	2,571
License	554	431
Software support and services	5,023	4,975
Restructuring expense	76	—
Total cost of revenue	10,363	7,977
Gross profit	37,719	35,712

Operating expenses:
Research and development	21,829	21,335
Sales and marketing	24,487	23,681
General and administrative	7,919	7,222
Restructuring expense	539	—
Total operating expenses	54,774	52,238

Operating loss	(17,055)	(16,526)
Other income (expense) - net	412	503
Loss before income taxes	(16,643)	(16,023)
Income tax expense	457	347
Net loss	$(17,100)	$(16,370)
Net loss per share, basic and diluted	$(0.16)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	107,352	98,645

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117
Issuance of common stock for stock option exercises	250,468	—	798			798
Issuance of common stock pursuant to the Employee Stock Purchase Plan	518,112	—	2,047			2,047
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485			10,485
Shares withheld for net settlement of equity awards	(894,194)	—	(4,409)			(4,409)
Repurchase of common stock	(738,966)	—	—	(3,601)		(3,601)
Vesting of restricted stock units	1,157,600	—	—			—
Stock-based compensation	—	—	6,464			6,464
Net loss	—	—	—		(17,100)	(17,100)
BALANCE—March 31, 2019	108,670,420	$11	$477,389	$(7,432)	$(421,167)	$48,801

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,100)	$(16,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	10,290	10,693
Depreciation	932	970
Amortization of intangible assets	—	100
Accretion of premium on investment securities	—	(12)
Gain on disposal of fixed assets	—	41
Changes in operating assets and liabilities:
Accounts receivable	22,821	14,438
Deferred commissions	(35)	974
Other current and noncurrent assets	(2,647)	(656)
Accounts payable	186	3
Unearned revenue	(2,958)	3,903
Customer arrangements with termination rights	(2,184)	(2,360)
Accrued expenses and other long-term liabilities	(1,489)	(2,544)
Net cash provided by operating activities	7,816	9,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(177)	(516)
Proceeds from maturities of investment securities	1,000	6,800
Purchase of investment securities	(546)	(2,986)
Net cash provided by investing activities	277	3,298

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	953	1,069
Taxes paid for net settlement of equity awards	(4,409)	(3,724)
Proceeds from exercise of stock options	798	655
Repurchase of common stock	(3,601)	—
Net cash used in financing activities	(6,259)	(2,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,834	10,478
CASH AND CASH EQUIVALENTS—Beginning of period	104,613	85,833
CASH AND CASH EQUIVALENTS—End of period	$106,447	$96,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$269	$474
Lease payments included in cash provided by operating activities	$1,832	$1,817
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$6,374	$5,898
Value of shares issued under the Employee Stock Purchase Plan	$2,047	$2,339
Unpaid property and equipment purchases	$165	$113

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of March 31, 2019, our operating results for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. Our operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations. We recognized a foreign currency loss of $211,000 and foreign currency gain of $181,000 in the three months ended March 31, 2019 and 2018, respectively,  in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $36.1 million, are held in five funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At both March 31, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $425,000.

One reseller accounted for 11% of total revenue and 12% of total revenue for the three months ended March 31, 2019 and 2018, respectively. No other resellers or end-user customers accounted for 10% or more of our total revenue for any period presented. No reseller or end-user customer accounted for 10% or more of net accounts receivable at March 31, 2019 or December 31, 2018.

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

Refer to Note 14 – Segment and Disaggregation of Revenue Information for further information.

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

As of March 31, 2019 and December 31, 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, included $1.3 million and $1.4 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of March 31, 2019 and December 31, 2018, unbilled receivables included in other long-term assets on our consolidated balance sheets were $514,000 and $592,000, respectively.

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

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of the period	$17,331	$18,408
Deferral of commissions earned	4,056	3,099
Recognition of commission expense	(3,929)	(4,073)
Impairment of deferred commissions	(93)	-
Balance, end of the period	$17,365	$17,434

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2019 and 2018, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period after repurchases but without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Leases

The new leasing standard, Accounting Standards Codification 842, “Leases”, or ASC 842, requires us to record current and noncurrent lease liabilities and a right-of-use (“ROU”) asset on our condensed consolidated balance sheet for contractual arrangements that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. We adopted ASC 842 as of January 1, 2019 and, as permitted, we recorded lease liabilities and a ROU asset as of March 31, 2019 and did not restate our prior periods.

We determine if an arrangement is a lease conveying the right to control identified property, plant, or equipment and whether the lease is operating or financing at the lease’s inception. We have determined that all of our leases are operating leases. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The operating lease ROU asset also includes any advance lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have adopted the practical expedient as permitted by the new leasing standard to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. Our leases generally separate lease components from nonlease components. However, where lease and nonlease components are combined in our lease arrangements, we have adopted the practical expedient to not separate the lease from the nonlease components. Refer to Note 12 - Leases for further information about our leases.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied.

We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock unit grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Because we estimate that our software is essentially completed concurrent with the establishment of technological feasibility, we have charged all research and development to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended March 31, 2019 and 2018 was not significant.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. This ASU should be applied on a prospective basis. The ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, or cash flows.

2.Significant Balance Sheet Components

Accounts Receivable, Net  —Accounts receivable, net at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable - billed	$37,277	$60,037
Accounts receivable - unbilled	1,321	1,382
Allowance for doubtful accounts	(425)	(425)
Accounts receivable, net	$38,173	$60,994

Property and Equipment  —Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computers and appliances	$13,709	$13,517
Purchased software	4,860	4,711
Furniture and fixtures	1,695	1,695
Leasehold improvements	3,503	3,503
Total property and equipment	23,767	23,426
Accumulated depreciation and amortization	(17,312)	(16,380)
Total property and equipment—net	$6,455	$7,046

Prepaid expenses and other current assets at March 31, 2019 and December 31, 2018 included $4.8 million and $3.8 million of prepaid royalties, respectively. Other assets at March 31, 2019 and December 31, 2018 included $2.9 million and $3.4 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

Accrued Expenses  —Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued commissions	$3,181	$4,398
Accrued stock-settled bonus	2,696	9,355
Employee Stock Purchase Plan liability	828	1,923
Other accrued payroll-related expenses	2,912	3,630
Accrued royalties	2,818	3,596
Other accrued liabilities	5,403	4,445
Total accrued expenses	$17,838	$27,347

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of March 31, 2019 or December 31, 2018.

Our financial instruments measured at fair value as of March 31, 2019  and December 31, 2018 were as follows:

	As of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$36,107	$—	$—	$36,107
Corporate debt securities	—	3,150	—	3,150
Commercial paper	—	57,433	—	57,433
Total	$36,107	$60,583	$—	$96,690

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$36,617	$—	$—	$36,617
Corporate debt securities	—	6,555	—	6,555
Commercial paper	—	53,598	—	53,598
Total	$36,617	$60,153	$—	$96,770

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities, and certificates of deposit. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of March 31, 2019  and December 31, 2018 were as follows:

	As of March 31, 2019
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$3,150	$—	$—	$3,150
Commercial paper	57,442	—	(9)	57,433
Total	$60,592	$—	$(9)	$60,583

	As of December 31, 2018
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$6,556	$—	$(1)	$6,555
Commercial paper	53,600	1	(3)	53,598
Total	$60,156	$1	$(4)	$60,153

The following table summarizes the balance sheet classification of our investments:

	As of March 31,	As of December 31,
(in thousands)	2019	2018
Cash equivalents	$60,045	$59,156
Short-term investments	547	1,000
Total investments	$60,592	$60,156

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of March 31, 2019		As of December 31, 2018
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$60,592	$60,583	$60,156	$60,153
Due after one year through five years	—	—	—	—
Total	$60,592	$60,583	$60,156	$60,153

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three months ended March  31, 2019, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Restructuring Expense

We initiated a restructuring plan in the first quarter of 2019 under which we have terminated certain employees in the three months ended March 31, 2019. The restructuring plan was undertaken to better align resources with company initiatives and to reduce management costs.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the three months ended March  31, 2019 (in thousands):

Severance
and Related Costs
Balance, December 31, 2018	$—
Provision for restructuring expense	615
Cash payments	(166)
Balance, March 31, 2019	$449

The remaining restructuring balance of $449,000 at March  31, 2019 is for severance we expect to pay through March 31, 2020.

6. Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to (a) borrow for working capital and general business requirements, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Amounts borrowed accrue interest at a floating per annum rate equal to the prime rate. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital, net worth and other covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, but does allow for the repurchase of a limited amount of our common stock as contemplated by a share repurchase program approved by the Board of Directors (the “Board”) in October 2018, and the borrowing capacity is limited to eligible accounts receivable. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25.

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

There were no other outstanding amounts under the line of credit at March  31, 2019 or December 31, 2018 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of March  31, 2019 and December 31, 2018.  No shares of convertible preferred stock were issued and outstanding as of March 31, 2019 or December 31, 2018.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2019 and December 31, 2018. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of March 31, 2019 and December 31, 2018,  our shares of common stock reserved for issuance were as follows:

	March 31,	December 31,
	2019	2018
Options outstanding	4,122,033	4,496,557
Unvested restricted stock units outstanding	12,958,398	12,303,913
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	4,683,182	2,337,545
Shares available for purchase under the Employee Stock Purchase Plan	908,715	364,762
Total	22,672,328	19,502,777

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

In the three months ended March 31,2019, we repurchased 738,966 shares of common stock at an average price of $4.87 per share for a total cost of $3.6 million under the Repurchase Program. The maximum remaining dollar value of shares yet to be purchased under the Repurchase Program was $17.6 million at March 31, 2019. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs.

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2019, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 5,310,327 shares, which was 5% of the total number of shares of common stock outstanding at December 31, 2018.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of March  31, 2019, there were 906,250 stock options and restricted stock units outstanding under the Inducement Plan.

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

As of March  31, 2019 and December 31, 2018,  approximately 908,715 and 364,762 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2019, we increased the number of shares available for issuance under the ESPP by 1,062,065 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2018.

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

Our restricted stock unit activity for the three months ended March  31, 2019 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	12,303,913	$4.63
Granted	4,679,033	4.90
Vested	(3,328,455)	4.83
Forfeitures	(696,093)	4.61
Unvested, March 31, 2019	12,958,398	$4.68

Bonus Plans

In April 2017, the Compensation Committee of our board of directors approved the 2017 Executive Bonus Plan and 2017 Non-Executive Bonus Plan, or collectively, the 2017 Bonus Plans. The 2017 Bonus Plans provided for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2017 Company metrics. We issued 1,220,822 shares of unrestricted common stock in the first quarter of 2018, after withholding 752,564 shares to cover employee payroll taxes which we paid in cash totaling $3.7 million.

In March 2018, the Compensation Committee of our board of directors approved the 2018 Non-executive Bonus Plan and in April 2018, the Compensation Committee of our board of directors approved the 2018 Executive Bonus Plan, or collectively, the 2018 Bonus Plans. The 2018 Bonus Plans provided for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2018 Company metrics. We issued 1,338,220 shares of unrestricted common stock in the first quarter of 2019, after withholding 832,635 shares to cover employee payroll taxes which we paid in cash totaling $4.1 million.

In March 2019, the Compensation Committee of our board of directors approved the 2019 Non-executive Bonus Plan and the 2019 Executive Bonus Plan, or collectively, the 2019 Bonus Plans. The 2019 Bonus Plans provide for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2019 Company metrics.

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

In the three months ended March  31, 2019, we recorded $1.1 million of stock-based compensation expense under the 2018 Bonus Plans and $2.7 million of stock-based compensation expense under the 2019 Bonus Plans. In the three months ended March  31, 2018, we recorded $1.9 million of stock-based compensation expense under the 2017 Bonus Plans and $2.5 million of stock-based compensation expense under the 2018 Non-executive Bonus Plan.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the three months ended March 31, 2019 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2018	2,337,545	4,496,557	$5.02	4.98	$2,446
Authorized	5,310,327	—
Stock options granted	(125,000)	125,000	4.52
Issuance of shares under Bonus Plans	(2,170,855)	—
Shares withheld from net settlement of restricted stock units	894,194
Restricted stock units granted	(2,508,178)	—
Exercised	—	(250,468)	3.19
Stock options canceled	249,056	(249,056)	6.47
Restricted stock units canceled	696,093	—
Balance—March 31, 2019	4,683,182	4,122,033	$5.03	5.27	$4,102
Vested and exercisable—March 31, 2019		3,446,083	$5.15	4.54	$3,384
Vested and expected to vest(1)—March 31, 2019		3,991,731	$5.05	5.15	$3,971

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$1,541	$1,382
Research and development	4,111	4,767
Sales and marketing	2,274	2,529
General and administrative	2,364	2,015
Total	$10,290	$10,693

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected dividend yield	—	—
Risk-free interest rate	2.5%	2.7%
Expected volatility	50%	50%
Expected life (in years)	6.1	6.1

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected dividend yield	—	—
Risk-free interest rate	2.5%	2.0%
Expected volatility	42%	52%
Expected life (in years)	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of March  31, 2019, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$1.1	3.0
Restricted stock units	44.2	2.9
ESPP	2.2	1.8
Total	$47.5

10.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $19,000 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so to date.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third-party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third-party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through March  31, 2019, we have not received any material written claim for indemnification.

12.Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The operating lease cost for both the three months ended March 31, 2019 and 2018 was $1.7 million. The future maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

Year
2019 (remaining)	$5,423
2020	5,730
2021	4,200
2022	3,151
2023	1,237
Thereafter	43
Total lease payments	19,784
Less: imputed interest	(1,704)
Total lease liability	$18,080

All of our leases are classified as operating leases. In the three months ended March 31, 2019, the weighted average discount rate used to determine the lease liabilities was 5.3% and the weighted average remaining lease term was 40 months.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows as of December 31, 2018 (in thousands):

Year
2019	$7,144
2020	5,553
2021	4,083
2022	3,074
2023	1,163
Total	$21,017

13.Unearned Revenue

Changes in unearned revenue were as follows for the three months ended March  31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Balance, beginning of period	$105,837	$77,022
Billings, excluding billings for customer arrangements with termination rights	40,323	44,213
Additions to unearned revenue upon expiration of termination rights	5,000	4,152
Recognition of revenue, net of change in unbilled accounts receivable*	(48,281)	(44,462)
Balance, end of period	$102,879	$80,925

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended
	March 31,
(in thousands)	2019	2018
Revenue billed as of the end of period	$48,281	$44,462
Increase (decrease) in total unbilled accounts receivable	(199)	(773)
Revenue Reported in Condensed Consolidated Statement of Operations	$48,082	$43,689

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $110.6 million as of March  31, 2019, of which we expect to recognize approximately 72% as revenue over the next 12 months and the remainder thereafter.

As of March  31, 2019 and December 31, 2018, the balance of customer arrangements that contain termination rights was $17.2 million and $19.4 million, respectively.

14.Segment and Disaggregated Revenue Information

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

Approximately $2.2 million and $2.5 million as of March  31, 2019 and December 31, 2018, respectively, or 35%,  of our net Property and Equipment  was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Revenue
United States	$19,612	$18,767
International	28,470	24,922
Total	$48,082	$43,689

We recognized revenue of $7.7 million, or 16% of total revenue, and $7.0 million, or 16% of total revenue, from customers with a billing address in Germany for the three months ended March  31, 2019 and 2018, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three months ended March  31, 2019 or 2018.

Revenue from recurring and non-recurring contractual arrangements was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Cloud subscriptions - ratable	$15,261	$11,150
On-premise subscriptions - point-in-time	3,952	3,537
On-premise subscriptions - ratable	4,458	3,886
Software support on perpetual licenses - ratable	16,110	15,247
Recurring revenue	39,781	33,820
Perpetual license - point-in-time	7,419	8,904
Professional services - point-in-time	882	965
Non-recurring revenue	8,301	9,869
Total revenue	$48,082	$43,689

Recurring revenue in the table above is defined as revenue that requires a contract renewal for the service or license to continue beyond the initial or current contract term and additional revenue will be recognized if that renewal occurs. Non-recurring revenue is defined as sales of perpetual license or professional services that are one-time in nature and does not need to be renewed.

15.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(17,100)	$(16,370)
Denominator:
Weighted–average shares outstanding	107,352	98,645
Less: weighted average shares subject to repurchase	—	—
Weighted–average shares used to compute basic and diluted net loss per share	107,352	98,645
Basic and diluted net loss per share	$(0.16)	$(0.17)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,	March 31,
	2019	2018
Stock options outstanding, net of unvested exercised stock options	4,122,033	6,863,647
Unvested restricted stock units	12,958,398	12,016,947
ESPP shares	211,035	269,998
Stock-settled bonus shares	295,725	299,299
Total potentially dilutive securities	17,587,191	19,449,891

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

This shift to mobile and cloud technologies introduces three main challenges that CIOs and CISOs need to address:

1.	Drive business innovation by allowing employees to securely use mobile, cloud, and other endpoints for work;
2.	Enforce corporate security without impacting the user experience;
3.	Redefine enterprise security strategies to address a perimeter-less environment.

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

Our total revenue was $48.1 million and $43.7 million in the three months ended March 31, 2019 and 2018, respectively, representing an increase of 10%.

Revenue from cloud services, licenses and software support and services represented 32%, 24% and 44% of total revenue, respectively, in the three months ended March 31, 2019, and 26%, 28% and 46% of total revenue, respectively, in the three months ended March 31, 2018. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 83% of total revenue in the three months ended March 31, 2019 compared to 77% of total revenue in the three months ended March 31, 2018.

Our cloud services revenue in the three months ended March 31, 2019 and 2018 was $15.3 million and $11.2 million, respectively, representing an increase of 37%. This growth reflects our customers’ preference to purchase cloud services and contributions from MobileIron Threat Detection and Access.  When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in the three months ended March 31, 2019 and 2018 was $11.4 million and $12.4 million, respectively, representing a decrease of 9%. The decline in license revenue was primarily due to a decrease in revenue from perpetual licenses, partially offset by an increase in license fees recognized from on-premises subscriptions. We have seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions rather than perpetual licenses.

Our software support and services revenue in the three months ended March 31, 2019 and 2018 was $21.5 million and $20.1 million, respectively, representing an increase of 7%. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premises subscriptions, renewals of on-premises subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our Annual Recurring Revenue (or “Total ARR”) at March 31, 2019 was $167.2 million compared to $142.2 million at March 31, 2018, representing a growth rate of 18%. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three months ended March 31, 2019 and the full years of 2018 and 2017, 59%, 58% and 53%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $17.1 million, $43.1 million and $53.4 million in the three months ended March 31, 2019, and the full years 2018 and 2017, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including likely continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into the business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, the new revenue accounting standard may make our financial results more difficult to predict.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. A significant change to our critical accounting policies from those accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC was the adoption of ASC 842, which impacted our accounting for leases.

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

Stock-based compensation expense associated with our stock-settled bonus program is recognized on a straight-line basis over the required service period and the expense is evaluated each quarter based on our forecast of the Company’s performance relative to the metrics that determine the bonus pool.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets, which was $104.2 million as of December 31, 2018. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. The allowance will be released if evidence indicates that it becomes more likely than not that the tax asset may be utilized.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These non-GAAP financial measures exclude stock-based compensation, amortization of intangible assets, and restructuring expense.

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

Restructuring expense

In our non-GAAP financial measures, we have excluded the effect of the severance and other expenses related to reductions in our workforce. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, and restructuring expense from various gross profit, gross margin, operating income (loss), operating margin, net income (loss), and net income (loss) per share provides useful measures for management and investors. Because stock-based compensation, the amortization of intangible assets and restructuring expense have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

Free Cash Flow

Our non-GAAP financial measures also include free cash flow, which we define as cash provided by (used in) operating activities less the amount of property and equipment purchased. Management believes that information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies.

We believe these non-GAAP financial measures are helpful in understanding our past financial performance and our future results. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business relative to certain of these non-GAAP measures.

Non-GAAP financial measures for the three months ended March 31, 2019 and 2018 were as follows (unaudited):

	Three Months Ended
	March 31,
(in thousands, except percentages and per share data)	2019	2018
Non-GAAP gross profit	$39,336	$37,194
Non-GAAP gross margin	81.8%	85.1%
Non-GAAP operating loss	$(6,150)	$(5,733)
Non-GAAP operating margin	(12.8)%	(13.1)%
Non-GAAP net loss	$(6,195)	$(5,577)
Non-GAAP loss per share	$(0.06)	$(0.06)
Free cash flow	$7,639	$8,664

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended
	March 31,
	2019	2018
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$37,719	$35,712
Add: Stock-based compensation expense	1,541	1,382
Add: Amortization of intangible assets	—	100
Add: Restructuring expense	76	—
Non-GAAP gross profit	$39,336	$37,194
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	78.4%	81.7%
GAAP to non-GAAP gross margin adjustments	3.4%	3.4%
Non-GAAP gross margin	81.8%	85.1%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(17,055)	$(16,526)
Add: Stock-based compensation expense	10,290	10,693
Add: Amortization of intangible assets	—	100
Add: Restructuring expense	615	—
Non-GAAP operating loss reconciliation:	$(6,150)	$(5,733)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(35.5)%	(37.8)%
GAAP to non-GAAP operating margin adjustments	22.7%	24.7%
Non-GAAP operating margin	(12.8)%	(13.1)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(17,100)	$(16,370)
Add: Stock-based compensation expense	10,290	10,693
Add: Amortization of intangible assets	—	100
Add: Restructuring expense	615	—
Non-GAAP net loss reconciliation:	$(6,195)	$(5,577)
Non-GAAP net loss per share reconciliation:
GAAP net loss	$(0.16)	$(0.17)
Add: Stock-based compensation expense	0.10	0.11
Add: Amortization of intangible assets	—	—
Add: Restructuring expense	—	—
Non-GAAP net loss per share	$(0.06)	$(0.06)
Free cash flow:
Net cash provided by operating activities	$7,816	$9,180
Purchase of property and equipment	(177)	(516)
Free cash flow	$7,639	$8,664

Annual Recurring Revenue

Beginning with the fourth quarter of 2018, we began monitoring a new operating metric, Total ARR, which is defined as the annualized value of all recurring revenue contracts active at the end of a reporting period. Total ARR includes the annualized value of subscriptions (“Subscription ARR”) and the annualized value of software support contracts related to perpetual licenses (“Perpetual license support ARR”) active at the end of a reporting period and does not include revenue reported as perpetual license or professional services in our consolidated statement of operations. We are monitoring these metrics because they align with how our customers are increasingly purchasing our solutions and how we are managing our business. These ARR measures should be viewed independently of revenue, unearned revenue, and customer arrangements with termination rights as ARR is an operating metric and is not intended to be combined with or replace those items. ARR is not a forecast of future revenue and can be impacted by contract start and end dates and renewal rates.

ARR metrics for the three months ended March 31, 2019 and 2018 were as follows (unaudited):

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018
Total ARR	$167,185	$142,223
Year-over-year percentage increase	17.6%	—
Subscription ARR	$100,421	$77,600
Year-over-year percentage increase	29.4%	—
Perpetual license support ARR	$66,764	$64,623
Year-over-year percentage increase	3.3%	—

Results of Operations

Revenue

Cloud Services

Cloud services include sales of cloud-based solutions that allow customers to use hosted software over a contract period without taking possession of our software and are typically provided on a subscription or usage basis. We recognize revenue from cloud-based subscriptions ratably over the term of the subscriptions or, if usage based, as the usage is billed.

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue for the three months ended March 31, 2019 and 2018.

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

Cost of Revenue

Cloud Services

Our cloud services cost of revenue consists of cloud service data center operations expense, the portion of our global Customer Success organization (See Software support and services below) associated with our cloud services business, and third-party royalties. Cloud service data center operations expenses primarily consist of personnel costs, stock-based compensation, third-party hosting facilities, telecommunication and information technology costs. We expect cloud services cost of revenue to increase if we continue to increase sales of MobileIron Threat Defense and as we scale our data center operations team and infrastructure to support our growing cloud business.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including mix between large and small customers, mix of products sold, including our MobileIron Threat Defense product which bears a royalty, mix between perpetual, on-premises and cloud subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and cloud service data center operations, including costs associated with third-party hosting facilities and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to decline somewhat over the short-term based on the factors described above.

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect these expenses to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of RSU grants and stock-settled bonus plans, if any. In the three months ended March 31, 2019, stock-based compensation expense in operating expenses was $10.3 million compared to $10.7 million in the three months ended March 31, 2018.

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

Restructuring Expense

In our non-GAAP financial measures, we have excluded the effect of the severance and other expenses related to reductions in our workforce. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

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

	Three Months Ended
	March 31,
	2019	2018
Revenue
Cloud services	$15,261	$11,150
License	11,371	12,441
Software support and services	21,450	20,098
Total revenue	48,082	43,689
Cost of revenue (1)
Cloud services	4,710	2,571
License	554	431
Software support and services	5,023	4,975
Restructuring expense	76	—
Total cost of revenue	10,363	7,977
Gross profit	37,719	35,712

Operating expenses:
Research and development (1)	21,829	21,335
Sales and marketing (1)	24,487	23,681
General and administrative (1)	7,919	7,222
Restructuring expense	539	—
Total operating expenses	54,774	52,238
Operating loss	(17,055)	(16,526)
Other income (expense) - net	412	503
Loss before income taxes	(16,643)	(16,023)
Income tax expense	457	347
Net loss	$(17,100)	$(16,370)

(1)	Includes Stock-based compensation expense as follows:

	Three Months Ended,
	March 31,
	2019	2018
Cost of revenue	$1,541	$1,382
Research and development	4,111	4,767
Sales and marketing	2,274	2,529
General and administrative	2,364	2,015
Total	$10,290	$10,693

Statement of operations presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2019	2018
Revenue
Cloud services	32%	26%
License	24	28
Software support and services	44	46
Total revenue	100	100
Cost of revenue
Cloud services	10	6
License	1	1
Software support and services	10	11
Restructuring expense	—	—
Total cost of revenue	21	18
Gross profit	79	82
Operating expenses:
Research and development	45	49
Sales and marketing	51	54
General and administrative	17	17
Restructuring expese	1	—
Total operating expense	114	120
Operating loss	(35)	(38)
Other income (expense) - net	—	2
Loss before income taxes	(35)	(36)
Income tax expense	1	1
Net loss	(36)%	(37)%

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cloud services	$15,261	$11,150	$4,111	37%
License	11,371	12,441	(1,070)	(9)
Software support and services	21,450	20,098	1,352	7
Total revenue	$48,082	$43,689	$4,393	10%

	Three Months Ended
	March 31,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$19,612	41%	$18,767	43%	$845	5%
International	28,470	59	24,922	57	3,548	14
Total revenue	$48,082	100%	$43,689	100%	$4,393	10%

Revenue

Cloud services revenue increased $4.1 million, or 37%, in the three months ended March  31, 2019 compared to the corresponding period of 2018, primarily due to customer preference for solutions sold under a cloud-based delivery model and contributions from sales of Access and MobileIron Threat Defense.

License revenue decreased $1.1 million, or 9%,  in the three months ended March  31, 2019  compared to the corresponding period of 2018 primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud or on-premise subscription services. Revenue from perpetual licenses decreased $1.5 million, or 17%, while revenue from the license component of on-premise subscriptions increased $415,000, or 12%, in the three months ended March  31, 2019 compared to the corresponding period of 2018.

Software support and services revenue increased $1.4 million, or 7%, in the three months ended March 31, 2019  compared to the corresponding period of 2018,  primarily as a result of growth in our installed base of customers that purchase perpetual licenses and new and renewed on-premise subscriptions and software support on perpetual licenses. Professional services revenue was $882,000 in the three months ended March 31, 2018 compared to $965,000 in the corresponding period of 2018. Support for perpetual licenses increased $863,000, or 6%, and support for on-premise subscriptions increased $572,000, or 15%, in the three months ended March 31, 2019 compared to the corresponding period of 2018.

Revenue from international sales increased 14% in the three months ended March 31, 2019 compared to the corresponding period of 2018  due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States. Revenue from U.S. sales increased 5% in the three months ended March 31, 2019, compared to the corresponding period of 2018. U.S. revenue grew at a slower rate than international revenue growth due to a lesser contribution from new customers.

Revenue from our largest reseller, AT&T, was 11% of total revenue in the three months ended March 31, 2019 compared to 12% of total revenue in the corresponding period of the prior year. No other customer accounted for 10% or more of total revenue in the three months ended March 31, 2019 and 2018.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$4,710	10%	$2,571	6%	$2,139	83%
License	554	1	431	1	123	29
Software support and services	5,023	10	4,975	11	48	1
Restructuring expense	76	—	—	—	76	—
Total cost of revenue	$10,363	21%	$7,977	18%	$2,386	30%
Gross profit	$37,719		$35,712		$2,007
Gross margin		79%		82%

Total cost of revenue increased $2.4 million, or 30%, in the three months ended March 31, 2019 compared to the same period of 2018 due primarily to increases in cloud services cost of revenue.

Cost of cloud services increased $2.1 million in the three months ended March 31, 2019 compared to the same period of the prior year as data center operations expense increased $1.2 million, third-party royalties increased $809,000 and customer success expense increased $232,000. Payroll-related expense in data center operations increased $828,000 in the three months ended March 31, 2019 compared to the corresponding periods of 2018 due to increased headcount. Infrastructure costs such as third-party hosting, facilities, and IT costs in data center operations increased by $351,000, in the three months ended March 31, 2019 compared to the corresponding period of 2018 to support and improve the growing cloud services business. Royalty expense in cost of cloud services increased due to greater sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Customer success expense in cost of cloud services increased as we hired additional support personnel.

License cost of revenue was slightly higher in the three months ended March 31, 2019 compared to the same period of 2018 due to an increase in third-party royalties and costs associated with appliance sales, partially offset by a decrease in intangible asset amortization.

In cost of software support and services, customer success expense was roughly flat in the three months ended March 31, 2019 compared to the corresponding period of 2018.

In the three months ended March 31, 2019, we incurred $76,000 of restructuring expense due to a reduction in our workforce. Additional restructuring expense was recorded in operating expenses.

Operating Expenses

	Three Months Ended
	March 31,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$21,829	45%	$21,335	49%	$494	2%
Sales and marketing	24,487	51	23,681	54	806	3
General and administrative	7,919	17	7,222	17	697	10
Restructuring expense	539	1	—	—	539	—
Total operating expenses	$54,774	114%	$52,238	120%	$2,536	5%

Research and development expense increased $494,000, or 2%, in the three months ended March  31, 2019 compared to the corresponding period of 2018. Facilities and infrastructure expense increased $897,000 primarily due to higher telecommunications costs incurred to enhance our cloud platform. Other outside services expense increased $407,000 as we used more third-party resources to supplement our development efforts. Partially offsetting the increases, stock-based compensation expense decreased by $656,000 primarily because of lower expense associated with our stock-settled bonus plans.

Sales and marketing expense increased $806,000, or 3%, in the three months ended March 31, 2019 compared to the corresponding period of 2018. Marketing program expense increased $405,000 as we spent more on events and lead generation activities. Travel-related expense increased $278,000 due to the timing and size of sales events and a slight increase in sales headcount.

General and administrative expense increased $697,000, or 10%, in the three months ended March 31, 2019 compared to the corresponding period of 2018. Stock-based compensation expense increased $349,000 primarily because of higher expense associated with our stock-settled bonus plans. Facilities and infrastructure expense increased $174,000 due to expense for software tools, employee activities and facilities allocations.

We incurred $539,000 of restructuring expense in operating expenses in the three months ended March 31, 2019 due to a reduction in our workforce.

Other Income (Expense)—Net

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Other income (expense)—net	$412	$503	$(91)	(18)%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $595,000 and $261,000 of interest income for the three months ended March 31, 2019 and 2018, respectively, and a $211,000 foreign currency loss and a $181,000 foreign currency gain for the three months ended March 31, 2019 and 2018, respectively. A higher interest rate environment has driven up our interest income while strengthening of the U.S. dollar has resulted in losses on our foreign-denominated assets, most notably cash and accounts receivable balances.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Income tax expense	$457	$347	$110	32%

Income tax expense was $457,000 and $347,000 in the three months ended March 31, 2019 and 2018, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$106,447	$104,613
Short term-investments	547	1,000
Total cash, cash equivalents and investments	$106,994	$105,613

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Net cash provided by operating activities	$7,816	$9,180	$(1,364)	15%
Net cash provided by investing activities	277	3,298	(3,021)	(92)
Net cash used in financing activities	$(6,259)	$(2,000)	$(4,259)	213%

At March 31, 2019, we had cash and cash equivalents of $106.4 million. Approximately 93% of our cash and cash equivalents are held in the United States. At March 31, 2019, we had short-term investments of $547,000.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2019 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of March 31, 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At March 31, 2019, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisitions and similar transactions and the proportion of our perpetual versus subscription sales. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. In October 2018, our Board of Directors approved the repurchase of up to an aggregate of $25.0 million of our common stock, subject to compliance with applicable laws, over a two-year period (the “Repurchase Program”). The amount and timing of any repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions.

Cash Provided by Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the three months ended March 31, 2019, we generated $7.8 million of cash from operating activities compared to a $9.2 million in the corresponding period of the prior year. We incurred a net loss of $17.1 million in the three months ended March 31, 2019 compared to a net loss of $16.4 million in the corresponding period of 2018. The net loss included non-cash charges of $11.2 million, primarily due to stock-based compensation expense, compared to $11.8 million in the three months ended March 31, 2018. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $22.8 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of the cash from those receivables is collected in the quarter following the billing quarter. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in unearned revenue of $3.0 million, an increase in other current and noncurrent assets of $2.6 million, a decrease in the liability for customer arrangements with termination rights of $2.2 million, and a decrease in accrued expenses and long-term liabilities of $1.5 million.

In the three months ended March 31, 2018, we generated $9.2 million of cash from operating activities. We incurred a net loss of $16.4 million in the three months ended March 31, 2018. The net loss included non-cash charges of $11.8 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of a $14.4 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of the cash from those receivables is collected in the quarter following the billing quarter and a $3.9 million increase in unearned revenue, partially offset by a $2.4 million decrease in customer arrangements with termination rights and a $2.5 million decrease in accrued expenses and other long-term liabilities

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash provided by investing activities was $277,000 for the three months ended March 31, 2019 as compared to $3.3 million in the corresponding period of 2018. In the three months ended March 31, 2019, we received $1.0 million from maturities of investment securities and invested $546,000 in new investment securities, compared to the three months ended March 31, 2018 where we received $6.8 million from maturities of our investments and invested $3.0 million in new investment securities. Cash paid for the purchase of property and equipment was $177,000 and $516,000 for the three months ended March 31, 2019 and 2018, respectively.

Cash Used by Financing Activities

Our financing activities have historically consisted of proceeds from the issuance of common stock, the exercise of stock options, and our ESPP. Our financing activities also include cash used to pay employee payroll taxes as part of the net settlement of our equity awards. Beginning in the fourth quarter of 2018, our financing activities include cash outflows associated with the repurchase of shares of our common stock under our Repurchase Program.

In the three months ended March 31, 2019, our financing activities used $6.3 million of cash. We received $798,000 from the exercise of stock options and $953,000 from ESPP contributions. We used $4.4 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus and RSUs and $3.6 million for the repurchase of common stock.

In the three months ended March 31, 2018, our financing activities used $2.0 million of cash. We received $655,000 from the exercise of stock options and $1.1 million from ESPP contributions. We used $3.7 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonus.

Off-Balance-Sheet Arrangements

Through March 31, 2019, we do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment, software and services to manage and secure mobile devices, applications and content.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months March 31, 2019, compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $43.1 million and $53.4 million in 2018 and 2017, respectively, and $17.1 million for the three months ended March 31, 2019. As of March 31, 2019, our accumulated deficit was $421.2 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2018 that was previously filed with the SEC. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

—	the inherent complexity, length and associated unpredictability of our sales cycles for our solutions;

—

the extent to which our customers and prospective customers delay or defer purchase decisions in a quarter, particularly in the last few weeks of the quarter, which is when we typically complete a large portion of our sales for a quarter;

—	our ability to develop and release in a timely manner new solutions, features and functionality that meet customer requirements;

—	changes in pricing due to competitive pricing pressure or other factors;

—	reductions and reprioritizations in customers’ IT budgets and delays in the purchasing cycles of our customers and prospective customers;

—	variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license basis versus a subscription or monthly recurring contract, or MRC, basis[1];

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

1In the MRC model, revenue is based on active devices or users of the service provider’s customer based on billings reported to us by the service provider on a monthly basis one month in arrears. Under the usage-based MRC model, we receive no revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year and other term subscriptions, MRC is not reflected in unearned revenue unless the customer commits for a longer period of time.

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

We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including restructurings in 2016, 2017 and 2019 to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

A security breach of our cloud service infrastructure or a disruption of our cloud service availability for any reason could result in liabilities, lost business and reputational harm.

In connection with providing our cloud service to customers, we obtain access to certain data, such as employees’ names, registration credentials, mobile device ID, geolocation of last device check-in, business email addresses, mobile phone numbers, business contact information and the list of applications installed on the mobile devices. Any security breach of the systems used to provide the cloud service, whether through third-party action or employee error or malfeasance, could result in damage, loss, misuse or theft of such data. A breach could also give rise to litigation or require us to incur financial and operational expenses in connection with fulfillment of certain indemnity obligations to our cloud service customers, settling or defending claims made against us, or complying with specific laws or regulations such as breach notification requirements.  Techniques used to sabotage or obtain unauthorized access to information processing systems change frequently and are generally not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures in a timely manner. Because our software is designed to enable IT administrators to secure and manage customers’ data transmitted to or stored on employees’ mobile devices, the publicity associated with an actual or perceived breach of our cloud service infrastructure would likely result in reputational damage, as well as loss of potential sales and existing customers. In addition, unexpected increases in demand at one customer may affect the overall service in unanticipated ways and may cause a disruption in service for other customers of this platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems with our cloud service. These problems may be caused by a variety of factors, including, but not limited to, infrastructure changes, human or software errors, viruses, malicious code, denial of service or other security attacks, fraud, spikes in customer usage and interruption or loss of critical third-party hosting, power or Internet connectivity services. If we sustain disruptions of our cloud services for any reason, our reputation, business and results of operations would be seriously harmed.

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

Because our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. In certain instances, our customers have stopped using or failed to expand use of, our solutions as a result of defects, and this may happen in the future.  In addition, customers may delay or withhold payment to us, elect not to renew and make warranty claims or other claims against us. In addition, we rely on positive customer experiences in order to sell additional products to other customers or sell to new customers. Defects or disruptions in our solutions could result in reputational harm and loss of future sales. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our development efforts, damage our reputation and the reputation of our solutions, cause significant customer relations problems, can result in product liability claims and negatively impact our stock price.

Security breaches and other disruptions of our information systems could significantly impair our operations, compromise our ability to conduct our business and deliver our products and services, result in significant data losses, theft of our intellectual property, significant liability, damage to our reputation and loss of current and future business, and negatively impact our stock price.

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, compromised networks of our third-party service providers, malfeasance or other disruptions. Any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Our insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and we rely on distributors, resellers, system vendors, and system integrators to sell our products and services. Thus our business operations also depend, in part, on their cybersecurity measures. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the confidentiality of personal information, regulatory penalties, could disrupt our operations and the solutions we provide to customers, could compromise our ability to protect our intellectual property rights, could damage our reputation, which could adversely affect our business, financial condition, and operating results, and could negatively impact our stock price.

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

We currently host our cloud service from third-party data center facilities operated by several different providers located around the world, such as Equinix and Amazon Web Services. Any damage to, or failure of, our cloud service that is hosted by these third parties, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team and need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. In some cases, we have entered into contractual service level commitments to maintain uptime of at least 99.9% for our cloud services platform and if we or our third-party data center facilities fail to meet these service level commitments, we may have to issue credits to these customers. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

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

Personal privacy and data protection have become significant issues in the United States, Europe and elsewhere where we offer our solutions. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our cloud services to store and process personal information and other regulated data. We also maintain personal data of our employees in connection with our HR and benefits administration and share that information with third-party payroll and benefits providers.

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

The regulatory framework for privacy and data security issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future, in particular as it relates to cloud computing vendors. Our existing contractual provisions may not protect us from claims for data loss or regulatory noncompliance made against cloud computing providers with whom we contract. Any failure by us or our channel partners or cloud computing vendors to comply with posted privacy policies, other privacy-related or data protection laws and regulations, or the privacy and security commitments contained in contracts could result in legal or regulatory proceedings and/or fines, our business and reputation could be harmed. Our implementation of, and ongoing compliance with, the GDPR, the CaCPA and other legislation that may be enacted in the future, may be costly and distracting to management.

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

As part of our business strategy, we may make investments in complementary companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. In addition, if we are unsuccessful at integrating such acquisitions, fail to properly identify issues or liabilities in the business and assets we may acquire or are unsuccessful in developing the acquired technologies, the revenue and operating results of the combined company could be adversely affected. We have in the past and could in the future record impairment losses in connection with acquisitions. Further, the integration of an acquired company typically requires significant time and resources, and we may not be able to manage the process successfully and such activities could be distracting to management. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity to finance any such acquisition could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. Because we continued to qualify as an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting for the year ended December 31, 2018. However, we lose our emerging growth company status on December 31, 2019 and our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls as of December 31, 2019 and for each year thereafter. Implementation of internal controls over financial reporting can be time-consuming, costly and complicated. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our reliance on third-party software and intellectual property licenses

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

We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2019 and for the years ended 2018 and 2017, 59%, 58%, and 53% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2018, approximately 45% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through March 31, 2019. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

—	failure to meet quarterly guidance with regard to revenue, ARR, cash flow breakeven or other key metrics;

—	price and volume fluctuations in the overall stock market from time to time;

—	volatility in the market prices and trading volumes of high technology stocks;

—	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

—	sales of shares of our common stock by us or our stockholders;

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 28% of the outstanding shares of our common stock as of March 31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Until December 31, 2019, we will continue to be an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At March 31, 2019, we have 108,670,420 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

On June 14, 2017, our shareholders approved in a proxy vote the amendment of our 2014 Employee Stock Purchase Plan, or ESPP, to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. In February of 2018, we issued 1,220,822 shares of common stock under our 2017 Executive and Non-Executive Bonus Plans. In February of 2019, we issued 1,338,220 shares of common stock under our 2018 Executive and Non-Executive Bonus Plans. In March 2019, we approved 2019 Non-Executive and Executive Bonus Plans which will be paid in full or in large part by issuing shares of common stock should we meet the operating metrics required for payout under the plans. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase Program

In October 2018, the Company’s Board of Directors approved a common stock repurchase program (“Repurchase Program”) whereby the Company is authorized to purchase up to a maximum of $25 million of its common stock, subject to compliance with applicable laws and the limitations in the Company’s credit facilities on stock repurchases.

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

In the first quarter of 2019, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for our stock-settled bonus programs (the 2018 Executive Bonus Plan and 2018 Non-executive Bonus Plan) and for some of our restricted stock units that vested.

The following table provides a summary of the Company’s repurchase of common stock under the Repurchase Program and shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive programs in the three months ended March 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2019 through January 31, 2019	—	n/a	—	$21,169,192
February 1, 2019 through February 28, 2019	1,336,502	$4.91	442,308	$19,010,772
March 1, 2019 through March 31, 2019	296,658	$4.86	296,658	$17,567,980
Total shares repurchased	1,633,160	$4.90	738,966	$17,567,980

Through of March 31, 2019, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of March 31, 2019, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEIRON, INC.

By:	/s/ Simon Biddiscombe
Simon Biddiscombe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott D. Hill
Scott D. Hill
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: May 2, 2019