Form 10-Q
period 2019-06-30
MOBILEIRON, INC.
filed 2019-08-02
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36471

MobileIron, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 East Middlefield Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 919-8100

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	MOBL	NASDAQ

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

The number of outstanding shares of the registrant’s common stock was 109,797,877 as of July 26, 2019.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$98,877	$104,613
Short-term investments	1,699	1,000
Accounts receivable, net of allowance for doubtful accounts of $425 at June 30, 2019 and December 31, 2018	39,312	60,994
Deferred commissions - current	9,480	8,265
Prepaid expenses and other current assets	12,333	8,367
TOTAL CURRENT ASSETS	161,701	183,239
Property and equipment—net	5,859	7,046
Operating lease right-of-use asset	14,127	—
Deferred commissions - noncurrent	8,247	9,066
Goodwill	5,475	5,475
Other assets	6,186	5,561
TOTAL ASSETS	$201,595	$210,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,937	$2,154
Accrued expenses	20,590	27,347
Lease liabilities - current	6,276	—
Unearned revenue - current	76,664	74,177
Customer arrangements with termination rights	16,978	19,367
TOTAL CURRENT LIABILITIES	123,445	123,045
Long-term liabilities:
Lease liabilities - noncurrent	10,833	—
Unearned revenue - noncurrent	29,736	31,660
Other long-term liabilities	155	1,565
TOTAL LIABILITIES	164,169	156,270

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 111,873,095 shares issued and 109,770,021 shares outstanding and 107,028,433 shares issued and 106,206,545 shares outstanding at June 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	484,593	462,004
Treasury stock	(10,422)	(3,831)
Accumulated deficit	(436,756)	(404,067)
TOTAL STOCKHOLDERS’ EQUITY	37,426	54,117
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,595	$210,387

See accompanying notes.

\

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Cloud services	$16,311	$11,832	31,572	22,982
License	12,227	13,880	$23,598	$26,321
Software support and services	22,327	20,417	43,777	40,515
Total revenue	50,865	46,129	98,947	89,818

Cost of revenue
Cloud services	5,146	2,722	9,856	5,293
License	433	515	987	946
Software support and services	4,844	4,672	9,867	9,647
Restructuring expense	224	—	300	—
Total cost of revenue	10,647	7,909	21,010	15,886
Gross profit	40,218	38,220	77,937	73,932

Operating expenses:
Research and development	19,988	18,272	41,817	39,607
Sales and marketing	26,035	24,321	50,522	48,002
General and administrative	7,626	7,052	15,545	14,274
Restructuring expense	2,219	—	2,758	—
Total operating expenses	55,868	49,645	110,642	101,883

Operating loss	(15,650)	(11,425)	(32,705)	(27,951)
Other income (expense) - net	540	(205)	952	298
Loss before income taxes	(15,110)	(11,630)	(31,753)	(27,653)
Income tax expense	479	377	936	724
Net loss	$(15,589)	$(12,007)	$(32,689)	$(28,377)
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.30)	$(0.28)
Weighted-average shares used to compute net loss per share, basic and diluted	109,245	101,313	108,292	100,003

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—March 31, 2019	108,670,420	$11	$477,389	$(7,432)	$(421,167)	$48,801
Issuance of common stock for stock option exercises	306,936	—	921			921
Shares withheld for net settlement of equity awards	(67,848)	—	(375)			(375)
Repurchase of common stock	(542,220)	—	—	(2,990)		(2,990)
Vesting of restricted stock units	1,402,733	—	—			—
Stock-based compensation	—	—	6,658			6,658
Net loss	—	—	—		(15,589)	(15,589)
BALANCE—June 30, 2019	109,770,021	$11	$484,593	$(10,422)	$(436,756)	$37,426

BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117
Issuance of common stock for stock option exercises	557,404	—	1,720			1,720
Issuance of common stock pursuant to the Employee Stock Purchase Plan	518,112	—	2,047			2,047
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485			10,485
Shares withheld for net settlement of equity awards	(962,042)	—	(4,784)			(4,784)
Repurchase of common stock	(1,281,186)	—		(6,591)		(6,591)
Vesting of restricted stock units	2,560,333	—				—
Stock-based compensation	—	—	13,121			13,121
Net loss	—	—			(32,689)	(32,689)
BALANCE—June 30, 2019	109,770,021	$11	$484,593	$(10,422)	$(436,756)	$37,426

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—March 31, 2018	100,608,155	$11	$435,722	$—	$(377,353)	$58,380
Issuance of common stock for stock option exercises	286,466	—	754			754
Vesting of restricted stock units	1,559,564	—	—			—
Stock-based compensation	—	—	6,318			6,318
Net loss	—	—	—		(12,007)	(12,007)
BALANCE—June 30, 2018	102,454,185	$11	$442,794	$—	$(389,360)	$53,445

BALANCE—December 31, 2017	97,203,950	$10	$420,525	$—	$(360,983)	$59,552
Issuance of common stock for stock option exercises	664,864	—	1,409			1,409
Issuance of common stock pursuant to the Employee Stock Purchase Plan	829,182	—	2,339			2,339
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621			9,622
Shares withheld for net settlement of equity awards	(752,564)	—	(3,724)			(3,724)
Vesting of restricted stock units	2,535,367	—	—			—
Stock-based compensation	—	—	12,624			12,624
Net loss	—	—	—		(28,377)	(28,377)
BALANCE—June 30, 2018	102,454,185	$11	$442,794	$—	$(389,360)	$53,445

See accompanying notes

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,689)	$(28,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	19,147	19,113
Depreciation	1,757	1,794
Amortization of intangible assets	—	100
Accretion of premium on investment securities	(13)	(29)
Impairment of right-of-use assets	1,328	—
Loss on disposal of fixed assets	170	41
Changes in operating assets and liabilities:
Accounts receivable	21,683	7,751
Deferred commissions	(397)	1,481
Other current and noncurrent assets	(2,217)	(1,036)
Accounts payable	772	43
Unearned revenue	562	5,912
Customer arrangements with termination rights	(2,389)	(34)
Accrued expenses and other long-term liabilities	(4,384)	(524)
Net cash provided by operating activities	3,330	6,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(782)	(765)
Proceeds from maturities of investment securities	1,550	9,800
Purchase of investment securities	(2,236)	(5,970)
Net cash provided by (used in) investing activities	(1,468)	3,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	2,057	2,249
Taxes paid for net settlement of equity awards	(4,784)	(3,724)
Proceeds from exercise of stock options	1,720	1,409
Repurchase of common stock	(6,591)	—
Net cash used in financing activities	(7,598)	(66)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,736)	9,234
CASH AND CASH EQUIVALENTS—Beginning of period	104,613	85,833
CASH AND CASH EQUIVALENTS—End of period	$98,877	$95,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$679	$685
Lease payments included in cash provided by operating activities	$3,688	$3,613
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$6,374	$5,898
Value of shares issued under the Employee Stock Purchase Plan	$2,047	$2,339
Unpaid property and equipment purchases	$106	$235

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2019, our operating results for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. Our operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations. We recognized a foreign currency gain of $18,000  and a loss of $535,000 in the three months ended June  30, 2019 and 2018, respectively, and we recognized a foreign currency loss of $193,000 and $355,000 in the six months ended June 30, 2019 and 2018, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $30.2 million, are held in five funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At both June 30, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $425,000.

One reseller accounted for 10% of total revenue for both the three and six months ended June 30, 2019, and for 11% of total revenue and 12% of total revenue for the three and six months ended June 30, 2018, respectively. No other resellers or end-user customers accounted for 10% or more of our total revenue for any period presented. Two resellers each accounted for 15% of our net accounts receivable at June 30, 2019. No other reseller or end-user customer accounted for 10% or more of net accounts receivable at December 31, 2018.

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

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase on-premises software licenses as perpetual licenses or as part of subscriptions. On-premises licenses are considered distinct performance obligations and revenue from the licenses is recognized upfront when the software is made available to the customer. In the case of our on-premises subscriptions, the license portion of revenue is recognized up-front, and the software support and services portion is recognized ratably.

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

As of June  30, 2019 and December 31, 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, included $1.3 million and $1.4 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of June  30, 2019 and December 31, 2018, unbilled receivables included in other long-term assets on our consolidated balance sheets were $494,000 and $592,000, respectively.

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

Deferred commissions are amortized over the period commensurate with revenue recognition.

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of the period	$17,365	$17,434	$17,331	$18,408
Deferral of commissions earned	4,535	3,696	8,591	6,794
Recognition of commission expense	(4,048)	(4,202)	(7,977)	(8,274)
Impairment of deferred commissions	(125)	-	(218)	-
Balance, end of the period	$17,727	$16,928	$17,727	$16,928

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2019 and 2018, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period after repurchases but without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Leases

The new leasing standard, Accounting Standards Codification 842, “Leases”, or ASC 842, requires us to record current and noncurrent lease liabilities and a right-of-use (“ROU”) asset on our condensed consolidated balance sheet for contractual arrangements that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. We adopted ASC 842 as of January 1, 2019 and, as permitted, we recorded lease liabilities and a ROU asset beginning March 31, 2019 and did not restate our prior periods.

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

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and six months ended June 30, 2019 and 2018 was not significant.

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

2.Significant Balance Sheet Components

Accounts Receivable, Net  —Accounts receivable, net at June  30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable - billed	$38,467	$60,037
Accounts receivable - unbilled	1,270	1,382
Allowance for doubtful accounts	(425)	(425)
Accounts receivable, net	$39,312	$60,994

Property and Equipment  —Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computers and appliances	$14,000	$13,517
Purchased software	4,789	4,711
Furniture and fixtures	1,725	1,695
Leasehold improvements	3,290	3,503
Total property and equipment	23,804	23,426
Accumulated depreciation and amortization	(17,945)	(16,380)
Total property and equipment—net	$5,859	$7,046

Prepaid expenses and other current assets at June  30, 2019 and December 31, 2018 included $5.9 million and $3.8 million of prepaid royalties, respectively. Other assets at June  30, 2019 and December 31, 2018 included $4.0 million and $3.4 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

Accrued Expenses  —Accrued expenses at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued commissions	$3,802	$4,398
Accrued stock-settled bonus	4,895	9,355
Employee Stock Purchase Plan liability	1,932	1,923
Other accrued payroll-related expenses	3,337	3,630
Accrued royalties	1,729	3,596
Other accrued liabilities	4,895	4,445
Total accrued expenses	$20,590	$27,347

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2019 or December 31, 2018.

Our financial instruments measured at fair value as of June 30, 2019  and December 31, 2018 were as follows:

	As of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$30,209	$—	$—	$30,209
Corporate debt securities	—	250	—	250
U.S. government agencies	—	4,815	—	4,815
Commercial paper	—	50,891	—	50,891
Total	$30,209	$55,956	$—	$86,165

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$36,617	$—	$—	$36,617
Corporate debt securities	—	6,555	—	6,555
Commercial paper	—	53,598	—	53,598
Total	$36,617	$60,153	$—	$96,770

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities, and U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of June 30, 2019  and December 31, 2018 were as follows:

	As of June 30, 2019
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$250	$—	$—	$250
U.S. government agencies	4,815	—	—	4,815
Commercial paper	50,899	—	(8)	50,891
Total	$55,964	$—	$(8)	$55,956

	As of December 31, 2018
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$6,556	$—	$(1)	$6,555
Commercial paper	53,600	1	(3)	53,598
Total	$60,156	$1	$(4)	$60,153

The following table summarizes the balance sheet classification of our investments:

	As of June 30,	As of December 31,
(in thousands)	2019	2018
Cash equivalents	$54,265	$59,156
Short-term investments	1,699	1,000
Total investments	$55,964	$60,156

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of June 30, 2019		As of December 31, 2018
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$55,964	$55,956	$60,156	$60,153
Due after one year through five years	—	—	—	—
Total	$55,964	$55,956	$60,156	$60,153

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and six months ended June  30, 2019, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Restructuring Expense

We initiated a restructuring plan in the first quarter of 2019 under which we have terminated certain employees and exited an office facility. The restructuring plan was undertaken to better align resources with company initiatives and to reduce management and other costs.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the three and six months ended June 30, 2019 (in thousands):

	Severance and Other Restructuring Costs
	Three Months Ended	Six Months Ended
	June 30, 2019
Accrued restructuring, beginning of the period	$449	$—
Provision for restructuring expense	946	1,561
Cash payments	(348)	(514)
Accrued restructuring, end of the period	$1,047	$1,047

We expect to pay the above $1.0 million accrued restructuring expense through June 30, 2020.

In connection with the exit of an office facility, we recorded a $1.3 million charge for the impairment of right-of-use assets and $170,000 of expense for the write-off of fixed assets  in restructuring expense in the three months ended June 30, 2019.

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

In June 2019, we amended our revolving line of credit and extended its maturity date to June 2020.

There were no other outstanding amounts under the line of credit at June  30, 2019 or December 31, 2018 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of June  30, 2019 and December 31, 2018.  No shares of convertible preferred stock were issued and outstanding as of June 30, 2019 or December 31, 2018.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2019 and December 31, 2018. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2019 and December 31, 2018,  our shares of common stock reserved for issuance were as follows:

	June 30,	December 31,
	2019	2018
Options outstanding	3,744,631	4,496,557
Unvested restricted stock units outstanding	14,904,876	12,303,913
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	1,472,285	2,337,545
Shares available for purchase under the Employee Stock Purchase Plan	908,715	364,762
Total	21,030,507	19,502,777

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

In the three months ended June  30, 2019, we repurchased 542,220 shares of common stock at an average price of $5.51 per share for a total cost of $3.0 million under the Repurchase Program. In the six months ended June 30, 2019, we repurchased 1,281,186 shares of common stock at an average price of $5.14 per share for a total cost of $6.6 million under the Repurchase Program. The maximum remaining dollar value of shares yet to be purchased under the Repurchase Program was $14.6 million at June  30, 2019. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs.

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of June  30, 2019, there were 882,813 stock options and restricted stock units outstanding under the Inducement Plan.

2014 Employee Stock Purchase Plan

The purpose of our 2014 Employee Stock Purchase Plan, or ESPP, is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our customers, other partners, and shareholders. Our ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Our ESPP permits eligible employees to purchase our common stock through payroll deductions, which may not exceed 15% of the employee’s base compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of our common stock on either the first day of the offering or the last day of the applicable purchase period, whichever is lower.

As of June  30, 2019 and December 31, 2018,  approximately 908,715 and 364,762 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1,

2019, we increased the number of shares available for issuance under the ESPP by 1,062,065 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2018.

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

Our restricted stock unit activity for the six months ended June  30, 2019 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	12,303,913	$4.63
Granted	8,753,793	5.29
Vested	(4,731,188)	4.77
Forfeitures	(1,421,642)	4.61
Unvested, June 30, 2019	14,904,876	$4.98

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

We record stock-based compensation expense related to the Bonus Plans over the service period of eligible employees based on forecasted performance relative to the Company target metrics. To the extent that updated estimates of bonus expense differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period those estimates are revised.

In the three months ended June 30, 2019, we recorded $2.2 million of stock-based compensation expense under the 2019 Bonus Plans, which included a $211,000 cumulative catchup credit based on adjustments to expected performance relative to Company target metrics. In the three months ended June 30, 2018, we recorded $2.2 million of stock-based compensation expense under the 2018 Bonus Plans. In the six months ended June  30, 2019, we recorded $1.1 million of stock-based compensation expense under the 2018 Bonus Plans and $4.9 million of stock-based compensation expense under the 2019 Bonus Plans. In the six months ended June  30, 2018, we recorded $1.9 million of stock-based compensation expense under the 2017 Bonus Plans and $4.6 million of stock-based compensation expense under the 2018 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the six months ended June 30, 2019 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2018	2,337,545	4,496,557	$5.02	4.98	$2,446
Authorized	5,310,327	—
Stock options granted	(125,000)	125,000	4.52
Issuance of shares under Bonus Plans	(2,170,855)	—
Shares withheld from net settlement of restricted stock units	962,042
Restricted stock units granted	(6,582,938)	—
Exercised	—	(557,404)	3.09
Stock options canceled	319,522	(319,522)	6.79
Restricted stock units canceled	1,421,642	—
Balance—June 30, 2019	1,472,285	3,744,631	$5.14	4.84	$5,160
Vested and exercisable—June 30, 2019		3,112,330	$5.29	4.03	$4,036
Vested and expected to vest(1)—June 30, 2019		3,634,400	$5.16	4.72	$4,971

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$1,266	$1,067	$2,807	$2,449
Research and development	3,625	3,343	7,736	8,110
Sales and marketing	2,064	2,159	4,338	4,688
General and administrative	1,902	1,851	4,266	3,866
Total	$8,857	$8,420	$19,147	$19,113

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Six Months Ended
	June 30,
	2019	2018
Expected dividend yield	—	—
Risk-free interest rate	2.5%	2.7%
Expected volatility	50%	50%
Expected life (in years)	6.1	6.1

No stock options were granted in the three months ended June 30, 2019 or 2018.

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Six Months Ended
	June 30,
	2019	2018
Expected dividend yield	—	—
Risk-free interest rate	2.5%	2.0%
Expected volatility	42%	52%
Expected life (in years)	1.3	1.3

No ESPP purchase periods began in the three months ended June 30, 2019 or 2018.

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of June  30, 2019, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$1.0	2.9
Restricted stock units	54.8	3.0
ESPP	1.4	1.6
Total	$57.2

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third-party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third-party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through June  30, 2019, we have not received any material written claim for indemnification.

12.Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The operating lease cost for both the three months ended June 30, 2019 and 2018 was $1.7 million.  The operating lease cost for both the six months ended June 30, 2019 and 2018 was $3.4 million.  The future maturities of lease liabilities as of June  30, 2019 are as follows (in thousands):

Year
2019 (remaining)	$3,618
2020	5,953
2021	4,398
2022	3,236
2023	1,320
Thereafter	126
Total lease payments	18,651
Less: imputed interest	(1,542)
Total lease liability	$17,109

All of our leases are classified as operating leases. In the three months ended June  30, 2019, the weighted average discount rate used to determine the lease liabilities was 5.3% and the weighted average remaining lease term was 39 months.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows as of December 31, 2018 (in thousands):

Year
2019	$7,144
2020	5,553
2021	4,083
2022	3,074
2023	1,163
Total	$21,017

13.Unearned Revenue

Changes in unearned revenue were as follows for the three and six months ended June  30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$102,879	$80,925	$105,837	$77,022
Billings, excluding billings for customer arrangements with termination rights	49,477	44,075	89,800	88,288
Additions to unearned revenue upon expiration of termination rights	5,062	4,204	10,062	8,356
Recognition of revenue, net of change in unbilled accounts receivable*	(51,019)	(46,270)	(99,300)	(90,732)
Balance, end of period	$106,399	$82,934	$106,399	$82,934

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenue billed as of the end of period	$51,019	$46,270	$99,300	$90,732
Increase (decrease) in total unbilled accounts receivable	(154)	(141)	(353)	(914)
Revenue Reported in Condensed Consolidated Statement of Operations	$50,865	$46,129	$98,947	$89,818

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $114.8 million as of June 30, 2019, of which we expect to recognize approximately 72% as revenue over the next 12 months and the remainder thereafter.

As of June  30, 2019 and December 31, 2018, the balance of customer arrangements that contain termination rights was $17.0 million and $19.4 million, respectively.

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

Approximately $2.2 million and $2.5 million as of June  30, 2019 and December 31, 2018, or 38% and 35%,  respectively, of our net Property and Equipment  was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenue
United States	$21,861	$20,640	$41,473	$39,407
International	29,004	25,489	57,474	50,411
Total	$50,865	$46,129	$98,947	$89,818

We recognized revenue of $8.4 million, or 17% of total revenue, and $7.3 million, or 16% of total revenue, from customers with a billing address in Germany for the three months ended June 30, 2019 and 2018, respectively. We recognized revenue of $16.1 million, or 16% of total revenue, and $14.3 million, or 16% of total revenue, from customers with a billing address in Germany for the six months ended June 30, 2019 and 2018, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or six months ended June  30, 2019 or 2018.

Revenue from recurring and non-recurring contractual arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Cloud subscriptions - ratable	$16,311	$11,832	$31,572	$22,982
On-premise subscriptions - point-in-time	7,478	5,458	11,430	8,995
On-premise subscriptions - ratable	4,512	3,949	8,970	7,835
Software support on perpetual licenses - ratable	16,196	15,652	32,306	30,899
Recurring revenue	44,497	36,891	84,278	70,711
Perpetual license - point-in-time	4,749	8,422	12,168	17,326
Professional services - point-in-time	1,619	816	2,501	1,781
Non-recurring revenue	6,368	9,238	14,669	19,107
Total revenue	$50,865	$46,129	$98,947	$89,818

Recurring revenue in the table above is defined as revenue that requires a contract renewal for the service or license to continue beyond the initial or current contract term and additional revenue will be recognized if that renewal occurs. Non-recurring revenue is defined as sales of perpetual license or professional services that are one-time in nature and does not need to be renewed.

15.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(15,589)	$(12,007)	$(32,689)	$(28,377)
Denominator:
Weighted–average shares used to compute basic and diluted net loss per share	109,245	101,313	108,292	100,003
Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.30)	$(0.28)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2019 and

2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,	June 30,
	2019	2018
Stock options outstanding, net of unvested exercised stock options	3,744,631	6,398,991
Unvested restricted stock units	14,904,876	13,654,421
ESPP shares	491,151	679,559
Stock-settled bonus shares	473,727	616,375
Total potentially dilutive securities	19,614,385	21,349,346

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

Our total revenue in the three and six months ended June 30, 2019 was $50.9 million and $98.9 million, respectively, compared to $46.1 million and $89.8 million in the three and six months ended June  30, 2018, respectively, representing an increase of 10%.

Revenue from cloud services, licenses and software support and services represented 32%, 24% and 44% of total revenue, respectively, in the three months ended June  30, 2019, and 26%, 30% and 44% of total revenue, respectively, in the three months ended June  30, 2018. Revenue from cloud services, licenses and software support and services represented 32%, 24% and 44% of total revenue, respectively, in the six months ended June 30, 2019, and 26%, 29% and 45% of total revenue, respectively, in the six months ended June 30, 2018. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 87% and 85% of total revenue in the three and six months ended June  30, 2019, respectively, compared to 80%  and 79% of total revenue in the three and six months ended June  30, 2018, respectively.

Our cloud services revenue in the three months ended June  30, 2019 and 2018 was $16.3 million and $11.8 million, respectively, representing an increase of 38%. Our cloud services revenue in the six months ended June 30, 2019 and 2018 was $31.6 million and $23.0 million, respectively, representing an increase of 37%. This growth reflects our customers’ preference to purchase cloud services and contributions from MobileIron Threat Detection and Access.  When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in the three months ended June  30, 2019 and 2018 was $12.2 million and $13.9 million, respectively, representing a decrease of 12%. Our license revenue in the six months ended June 30, 2019 and 2018 was $23.6 million and $26.3 million, respectively, representing a decrease of 10%. The decline in license revenue was primarily due to a decrease in revenue from perpetual licenses, partially offset by an increase in license fees recognized from on-premises subscriptions. We have seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions rather than perpetual licenses.

Our software support and services revenue in the three months ended June  30, 2019 and 2018 was $22.3 million and $20.4 million, respectively, representing an increase of 9%. Our software support and services revenue in the six months ended June 30, 2019 and 2018 was $43.8 million and $40.5 million, respectively, representing an increase of 8%. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premises subscriptions, renewals of on-premises subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our Annual Recurring Revenue (or “Total ARR”) at June  30, 2019 was $172.0 million compared to $145.1 million at June  30, 2018, representing a growth rate of 19%. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the six months ended June  30, 2019 and the full years of 2018 and 2017, 58%, 58% and 53%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $32.7 million, $43.1 million and $53.4 million in the six months ended June  30, 2019, and the full years 2018 and 2017, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including likely continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into the business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, the new revenue accounting standard may make our financial results more difficult to predict.

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

Restructuring expense

In our non-GAAP financial measures, we have excluded the effect of expenses associated with the exit of one of our office facilities and severance and other expenses related to reductions in our workforce. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

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

Non-GAAP financial measures for the three and six months ended June  30, 2019 and 2018 were as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages and per share data)	2019	2018	2019	2018
Non-GAAP gross profit	$41,708	$39,287	$81,044	$76,481
Non-GAAP gross margin	82.0%	85.2%	81.9%	85.2%
Non-GAAP operating loss	$(4,350)	$(3,005)	$(10,500)	$(8,738)
Non-GAAP operating margin	(8.6)%	(6.5)%	(10.6)%	(9.7)%
Non-GAAP net loss	$(4,289)	$(3,587)	$(10,484)	$(9,164)
Non-GAAP loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.09)
Free cash flow	$(5,091)	$(3,194)	$2,548	$5,470

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$40,218	$38,220	$77,937	$73,932
Add: Stock-based compensation expense	1,266	1,067	2,807	2,449
Add: Amortization of intangible assets	—	—	—	100
Add: Restructuring expense	224	—	300	—
Non-GAAP gross profit	$41,708	$39,287	$81,044	$76,481
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	79.1%	82.9%	78.8%	82.3%
GAAP to non-GAAP gross margin adjustments	2.9%	2.3%	3.1%	2.9%
Non-GAAP gross margin	82.0%	85.2%	81.9%	85.2%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(15,650)	$(11,425)	$(32,705)	$(27,951)
Add: Stock-based compensation expense	8,857	8,420	19,147	19,113
Add: Amortization of intangible assets	—	—	—	100
Add: Restructuring expense	2,443	—	3,058	—
Non-GAAP operating loss reconciliation:	$(4,350)	$(3,005)	$(10,500)	$(8,738)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(30.8)%	(24.8)%	(33.1)%	(31.1)%
GAAP to non-GAAP operating margin adjustments	22.2%	18.3%	22.5%	21.4%
Non-GAAP operating margin	(8.6)%	(6.5)%	(10.6)%	(9.7)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(15,589)	$(12,007)	$(32,689)	$(28,377)
Add: Stock-based compensation expense	8,857	8,420	19,147	19,113
Add: Amortization of intangible assets	—	—	—	100
Add: Restructuring expense	2,443	—	3,058	—
Non-GAAP net loss reconciliation:	$(4,289)	$(3,587)	$(10,484)	$(9,164)
Non-GAAP net loss per share reconciliation:
GAAP net loss	$(0.14)	$(0.12)	$(0.30)	$(0.28)
Add: Stock-based compensation expense	0.08	0.08	0.17	0.19
Add: Amortization of intangible assets	—	—	—	—
Add: Restructuring expense	0.02	—	0.03	—
Non-GAAP net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.09)
Free cash flow:
Net cash provided by operating activities	$(4,486)	$(2,945)	$3,330	$6,235
Purchase of property and equipment	(605)	(249)	(782)	(765)
Free cash flow	$(5,091)	$(3,194)	$2,548	$5,470

Annual Recurring Revenue

Beginning with the fourth quarter of 2018, we began monitoring a new operating metric, total annual recurring revenue (“Total ARR”), which is defined as the annualized value of all recurring revenue contracts active at the end of a reporting period. Total ARR includes the annualized value of subscriptions (“Subscription ARR”) and the annualized value of software support contracts related to perpetual licenses (“Perpetual license support ARR”) active at the end of a reporting period and does not include revenue reported as perpetual license or professional services in our consolidated statement of operations. We are monitoring these metrics because they align with how our customers are increasingly purchasing our solutions and how we are managing our business. These ARR measures should be viewed independently of revenue, unearned revenue, and customer arrangements with termination rights as ARR is an operating metric and is not intended to be combined with or replace those items. ARR is not an indicator of future revenue and can be impacted by contract start and end dates and renewal rates.

ARR metrics as of June  30, 2019 and 2018 were as follows (unaudited):

	June 30,
(in thousands, except percentages)	2019	2018
Total ARR	$171,965	$145,081
Year-over-year percentage increase	19%	—
Subscription ARR	$106,115	$80,844
Year-over-year percentage increase	31%	—
Perpetual license support ARR	$65,850	$64,237
Year-over-year percentage increase	3%	—

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

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue for the three and six months ended June  30, 2019 and 2018.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect these expenses to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of RSU grants and stock-settled bonus plans, if any. In the six months ended June 30, 2019, stock-based compensation expense in operating expenses was $16.3 million compared to $16.7 million in the six months ended June 30, 2018.

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

Restructuring Expense

In our non-GAAP financial measures, we have excluded expense associated with the exit of an office facility, severance and other expenses related to reductions in our workforce. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Cloud services	$16,311	$11,832	$31,572	$22,982
License	12,227	13,880	23,598	26,321
Software support and services	22,327	20,417	43,777	40,515
Total revenue	50,865	46,129	98,947	89,818
Cost of revenue (1)
Cloud services	5,146	2,722	9,856	5,293
License	433	515	987	946
Software support and services	4,844	4,672	9,867	9,647
Restructuring expense	224	—	300	—
Total cost of revenue	10,647	7,909	21,010	15,886
Gross profit	40,218	38,220	77,937	73,932

Operating expenses:
Research and development (1)	19,988	18,272	41,817	39,607
Sales and marketing (1)	26,035	24,321	50,522	48,002
General and administrative (1)	7,626	7,052	15,545	14,274
Restructuring expense	2,219	—	2,758	—
Total operating expenses	55,868	49,645	110,642	101,883
Operating loss	(15,650)	(11,425)	(32,705)	(27,951)
Other income (expense) - net	540	(205)	952	298
Loss before income taxes	(15,110)	(11,630)	(31,753)	(27,653)
Income tax expense	479	377	936	724
Net loss	$(15,589)	$(12,007)	$(32,689)	$(28,377)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$1,266	$1,067	$2,807	$2,449
Research and development	3,625	3,343	7,736	8,110
Sales and marketing	2,064	2,159	4,338	4,688
General and administrative	1,902	1,851	4,266	3,866
Total	$8,857	$8,420	$19,147	$19,113

Statement of operations presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Cloud services	32%	26%	32%	26%
License	24	30	24	29
Software support and services	44	44	44	45
Total revenue	100	100	100	100
Cost of revenue
Cloud services	10	6	10	6
License	1	1	1	1
Software support and services	10	10	10	11
Restructuring expense	—	—	0	—
Total cost of revenue	21	17	21	18
Gross profit	79	83	79	82
Operating expenses:
Research and development	39	40	42	44
Sales and marketing	51	53	51	53
General and administrative	15	15	16	16
Restructuring expense	5	—	3	—
Total operating expense	110	108	112	113
Operating loss	(31)	(25)	(33)	(31)
Other income (expense) - net	1	—	1	—
Loss before income taxes	(30)	(25)	(32)	(31)
Income tax expense	1	1	1	1
Net loss	(31)%	(26)%	(33)%	(32)%

Comparison of the Three and Six Months Ended June  30, 2019 and 2018

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cloud services	$16,311	$11,832	$4,479	38%
License	12,227	13,880	(1,653)	(12)
Software support and services	22,327	20,417	1,910	9
Total revenue	$50,865	$46,129	$4,736	10%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cloud services	$31,572	$22,982	$8,590	37%
License	23,598	26,321	(2,723)	(10)
Software support and services	43,777	40,515	3,262	8
Total revenue	$98,947	$89,818	$9,129	10%

	Three Months Ended
	June 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$21,861	43%	$20,640	45%	$1,221	6%
International	29,004	57	25,489	55	3,515	14
Total revenue	$50,865	100%	$46,129	100%	$4,736	10%

	Six Months Ended
	June 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$41,473	42%	$39,407	44%	$2,066	5%
International	57,474	58	50,411	56	7,063	14
Total revenue	$98,947	100%	$89,818	100%	$9,129	10%

Revenue

Cloud services revenue increased $4.5 million and $8.6 million, or 38% and 37%, in the three and six months ended June  30, 2019, respectively, compared to the corresponding periods of 2018,  which we believe was attributable to customer preference for solutions sold under a cloud-based delivery model and contributions from sales of Access and MobileIron Threat Defense.

License revenue decreased $1.7 million and $2.7 million, or 12% and 10%,  in the three and six months ended June  30, 2019, respectively, compared to the corresponding periods of 2018 primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud or on-premise subscription services. Revenue from perpetual licenses decreased $3.7 million, or 44%, while revenue from the license component of on-premise subscriptions increased $2.0 million, or 37%, in the three months ended June  30, 2019 compared to the corresponding period of 2018. Revenue from perpetual licenses decreased $5.2 million, or 30%, while revenue from the license component of on-premise subscriptions increased $2.4 million, or 27%, in the six months ended June  30, 2019 compared to the corresponding period of 2018.

Software support and services revenue increased $1.9 million and $3.3 million, or 9% and 8%, in the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of 2018,  primarily as a result of growth in our installed base of customers that purchase perpetual licenses and new and renewed on-premise subscriptions and software support on perpetual licenses. Professional services revenue was $1.6 million and $2.5 million in the three and six months ended June 30, 2019, respectively, compared to $816,000 and $1.8 million in the three and six months ended June 30, 2018, respectively. Professional services revenue for the three and six months ended June 30, 2019 included revenue of $683,000 from one professional services engagement whereas in the corresponding periods of 2018 there was no comparable single professional services engagement revenue contribution.  Support for perpetual licenses increased $544,000 and $1.4 million, or 3% and 5%, and support for on-premise subscriptions increased $563,000 and $1.1 million, or 14%,  in the three and six months ended June  30, 2019, respectively, compared to the three and six months ended June 30, 2018.

Revenue from international sales increased 14% in both the three and six months ended June 30, 2019 compared to the corresponding periods of 2018  due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States. Revenue from U.S. sales increased 6% and 5% in the three and six months ended June 30, 2019,  respectively, compared to the corresponding periods of 2018. U.S. revenue grew at a slower rate than international revenue growth due to a lesser contribution from new customers.

Revenue from our largest reseller, AT&T, was 10%  for both the three and six months ended June 30, 2019 compared to 11%  and 12% of total revenue in the three and six months ended June 30, 2018. No other customer accounted for 10% or more of total revenue in the three or six months ended June 30, 2019 and 2018.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$5,146	10%	$2,722	6%	$2,424	89%
License	433	1	515	1	(82)	(16)
Software support and services	4,844	10	4,672	10	172	4
Restructuring expense	224	—	—	—	224	—
Total cost of revenue	$10,647	21%	$7,909	17%	$2,738	35%
Gross profit	$40,218		$38,220		$1,998
Gross margin		79%		83%

	Six Months Ended
	June 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$9,856	10%	$5,293	6%	$4,563	86%
License	987	1	946	1	41	4
Software support and services	9,867	10	9,647	11	220	2
Restructuring expense	300	0	—	—	300	—
Total cost of revenue	$21,010	21%	$15,886	18%	$5,124	32%
Gross profit	$77,937		$73,932		$4,005
Gross margin		79%		82%

Total cost of revenue increased $2.7 million, or 35%, and $5.1 million, or 32%, in the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of 2018 due primarily to increases in cloud services cost of revenue.

Cloud services cost of revenue increased $2.4 million and $4.6 million in the three and six months ended June  30, 2019, respectively, compared to the corresponding periods of the prior year.  Within cloud services cost of revenue, data center operations expense increased $894,000 and $2.1 million, third-party royalties increased $1.2 million and $2.0 million,  and customer success expense increased $327,000 and $560,000 in the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of the prior year.  Payroll-related expense in data center operations increased $513,000 and $1.3 million in the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of 2018 due to increased headcount, which increased salaries, stock-based compensation and other payroll-related expense.  Infrastructure costs such as third-party hosting, facilities, and IT costs in data center operations increased by $387,000 and $738,000, in the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of 2018 to support and improve the growing cloud services business. Royalty expense in cloud services cost of revenue increased due to greater sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Customer success expense, which includes expenses from our customer support, customer advocacy and training teams, in cost of cloud services increased as we hired additional support personnel to support the growing cloud services business.

License cost of revenue was slightly lower in the three months ended June  30, 2019 and roughly flat in the six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. Expense in the three months ended June 30, 2019 were lower due to a decrease in appliance sales.

In cost of software support and services, customer success expense increased $172,000 and $220,000 in the three and six months ended June  30, 2019, respectively, compared to the corresponding periods of 2018 due to additional hiring and merit increases.

In the three and six months ended June  30, 2019, respectively, we incurred $224,000 and $300,000, of restructuring expense due to a reduction in our workforce. Additional restructuring expense was recorded in operating expenses.

Operating Expenses

	Three Months Ended
	June 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$19,988	39%	$18,272	40%	$1,716	9%
Sales and marketing	26,035	51	24,321	53	1,714	7
General and administrative	7,626	15	7,052	15	574	8
Restructuring expense	2,219	5	—	—	2,219	—
Total operating expenses	$55,868	110%	$49,645	108%	$6,223	13%

	Six Months Ended
	June 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$41,817	42%	$39,607	44%	$2,210	6%
Sales and marketing	50,522	51	48,002	53	2,520	5
General and administrative	15,545	16	14,274	16	1,271	9
Restructuring expense	2,758	3	—	—	2,758	—
Total operating expenses	$110,642	112%	$101,883	113%	$8,759	9%

Research and development expense increased $1.7 million, or 9%, in the three months ended June  30, 2019 compared to the corresponding period of 2018. Facilities and infrastructure expense increased $851,000 primarily due to higher telecommunications costs incurred to enhance our cloud platform. Other outside services expense increased $469,000 as we used more third-party resources to supplement our development efforts. Payroll-related expense increased by $480,000 primarily because of merit increase, changes in employee geographic mix and higher stock-based compensation expense associated with our ESPP and restricted stock unit grants.

Research and development expense increased $2.2 million, or 6%, in the six months ended June  30, 2019 compared to the corresponding period of 2018. Facilities and infrastructure expense increased $1.7 million primarily due to higher telecommunications costs incurred to enhance our cloud platform. Other outside services expense increased $876,000 as we used more third-party resources to supplement our development efforts. Partially offsetting the increases, stock-based compensation expense decreased by $373,000 primarily because of lower expense associated with our stock-settled bonus plans in the first quarter of 2019 compared to the first quarter of 2018.

Sales and marketing expense increased $1.7 million, or 7%, in the three months ended June  30, 2019 compared to the corresponding period of 2018. Marketing program expense increased $1.0 million as we spent more on events. Payroll-related expense increased $575,000 due primarily to an increase in headcount. Travel-related expense increased $309,000 due to the timing and size of sales events and an  increase in sales and marketing headcount.

Sales and marketing expense increased $2.5 million, or 5%, in the six months ended June  30, 2019 compared to the corresponding period of 2018. Marketing program expense increased $1.3 million as we spent more on events and lead generation activities. Payroll-related expense increased $774,000 due primarily to an increase in headcount. Travel-related expense increased $587,000 due to the timing and size of sales events and an  increase in sales headcount. The increases were partially offset by $297,000 lower expense associated with recruiting and outside consulting.

General and administrative expense increased $574,000, or 8%, in the three months ended June  30, 2019 compared to the corresponding period of 2018. Payroll-related expense increased $320,000 primarily because of an increase in headcount.  Outside services expense increased $280,000 due to increased accounting fees largely associated with Sarbanes-Oxley compliance and legal fees.

General and administrative expense increased $1.3 million, or 9%, in the six months ended June  30, 2019 compared to the corresponding period of 2018. Payroll-related expense increased $875,000 primarily because of an increase in headcount and somewhat higher expense associated with our stock-settled bonus plans. Outside services expense increased $332,000 due to increased accounting fees largely associated with Sarbanes-Oxley compliance and legal fees.

We incurred $2.2 million and $2.8 million of restructuring expense in operating expenses in the three and six months ended June  30, 2019, respectively, due to expenses associated with a reduction in our workforce and the exit of an office building.

Other Income (Expense)—Net

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Other income (expense)—net	$540	$(205)	$745	(363)%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Other income (expense)—net	$952	$298	$654	219%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $521,000 and $319,000 of interest income for the three months ended June  30, 2019 and 2018, respectively, and an  $18,000 foreign currency gain and $535,000 foreign currency loss for the three months ended June  30, 2019 and 2018, respectively. We recorded $1.1 million and $579,000 of interest income for the six months ended June 30, 2019 and 2018, respectively, and a $193,000 and $355,000 foreign currency loss for the six months ended June 30, 2019 and 2018, respectively. A higher interest rate environment has driven up our interest income while strengthening of the U.S. dollar versus foreign currencies has generally resulted in losses on our foreign-denominated assets, most notably cash and accounts receivable balances.

Income Tax Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Income tax expense	$479	$377	$102	27%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Income tax expense	$936	$724	$212	29%

Income tax expense was $479,000 and $377,000 in the three months ended June  30, 2019 and 2018, respectively, and $936,000 and $724,000 in the six months ended June 30, 2019 and 2018, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$98,877	$104,613
Short term-investments	1,699	1,000
Total cash, cash equivalents and investments	$100,576	$105,613

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Net cash provided by operating activities	$3,330	$6,235	$(2,905)	(47)%
Net cash provided by (used in) investing activities	(1,468)	3,065	(4,533)	(148)
Net cash used in financing activities	$(7,598)	$(66)	$(7,532)	(11,412)%

At June  30, 2019, we had cash and cash equivalents of $98.9 million. Approximately 89% of our cash and cash equivalents are held in the United States. At June  30, 2019, we had short-term investments of $1.7 million.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2020 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of June  30, 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At June  30, 2019, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the six months ended June  30, 2019, we generated $3.3 million of cash from operating activities compared to $6.2 million in the corresponding period of the prior year. We incurred a net loss of $32.7 million in the six months ended June  30, 2019 compared to a net loss of $28.4 million in the corresponding period of 2018. The net loss included non-cash charges of $22.4 million, primarily due to stock-based compensation expense, compared to $21.0 million in the six months ended June  30, 2018. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $21.7 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first and second fiscal quarters and the majority of the cash from those receivables is collected in the quarter following the billing quarter and our days sales outstanding improved compared to December 31, 2018. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in accrued expenses and other long-term liabilities of $4.4 million, an increase in other current and noncurrent assets of $2.2 million, and a decrease in the liability for customer arrangements with termination rights of $2.4 million.

In the six months ended June 30, 2018, we generated $6.2 million of cash from operating activities. We incurred a net loss of $28.4 million in the six months ended June 30, 2018. The net loss included non-cash charges of $21.0 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of a $7.8 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first and second fiscal quarters and the majority of the cash from those receivables is collected in the quarter following the billing quarter, a $5.9 million increase in unearned revenue, and a $1.5 million increase in deferred commissions, partially offset by a $0.5 million decrease in accrued expenses and other long-term liabilities and a $1.0 million increase in other current and noncurrent assets.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash used in investing activities was $1.5 million for the six months ended June  30, 2019 as compared to $3.1 million generated in the corresponding period of 2018. In the six months ended June  30, 2019, we received $1.6 million from maturities of investment securities and invested $2.2 million in new investment securities, compared to the six months ended June  30, 2018 where we received $9.8 million from maturities of investment securities and invested $6.0 million in new investment securities. Cash paid for the purchase of property and equipment was $782,000 and $765,000 for the six months ended June  30, 2019 and 2018, respectively.

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

In the six months ended June  30, 2019, our financing activities used $7.6 million of cash. We received $1.7 million from the exercise of stock options and $2.1 million from ESPP contributions. We used $4.8 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and  $6.6 million for the repurchase of common stock.

In the six months ended June 30, 2018, our financing activities used $66,000 of cash. We received $1.4 million from the exercise of stock options and $2.2 million from ESPP contributions. We used $3.7 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses.

Off-Balance-Sheet Arrangements

As of June  30, 2019, we did not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment, software and services to manage and secure mobile devices, applications and content.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June  30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June  30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $43.1 million and $53.4 million in 2018 and 2017, respectively, and $32.7 million for the six months ended June  30, 2019. As of June  30, 2019, our accumulated deficit was $436.8 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2018 that was previously filed with the SEC. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We derive a significant portion of our revenues from customers outside the United States. For the six months ended June  30, 2019 and for the years ended 2018 and 2017, 58%, 58%, and 53% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2018, approximately 45% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through June 30, 2019. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 27% of the outstanding shares of our common stock as of June  30, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At June  30, 2019, we have 109,770,021 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

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

In the second quarter of 2019, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for some of our restricted stock units that vested.

The following table provides a summary of the Company’s repurchase of common stock under the Repurchase Program and shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive programs in the three months ended June  30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2019 through April 30, 2019	—	n/a	—	$17,567,980
May 1, 2019 through May 31, 2019	329,391	$5.58	261,543	$16,103,515
June 1, 2019 through June 30, 2019	280,677	$5.44	280,677	$14,577,990
Total shares repurchased	610,068	$5.52	542,220	$14,577,990

Through of June  30, 2019, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of June  30, 2019, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 3, 2019					X
10.2	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc. dated April 3, 2019					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 2, 2019