Form 10-Q
period 2019-09-30
MOBILEIRON, INC.
filed 2019-11-01
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

The number of outstanding shares of the registrant’s common stock was 112,030,673 as of October  28, 2019.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$94,553	$104,613
Short-term investments	1,897	1,000
Accounts receivable, net of allowance for doubtful accounts of $391 and $425 at September 30, 2019 and December 31, 2018, respectively	44,564	60,994
Deferred commissions - current	9,038	8,265
Prepaid expenses and other current assets	13,680	8,367
TOTAL CURRENT ASSETS	163,732	183,239
Property and equipment—net	5,529	7,046
Operating lease right-of-use asset	13,169	—
Deferred commissions - noncurrent	8,072	9,066
Goodwill	5,475	5,475
Other assets	5,954	5,561
TOTAL ASSETS	$201,931	$210,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,775	$2,154
Accrued expenses	20,452	27,347
Lease liabilities - current	5,820	—
Unearned revenue - current	76,913	74,177
Customer arrangements with termination rights	16,246	19,367
TOTAL CURRENT LIABILITIES	122,206	123,045
Long-term liabilities:
Lease liabilities - noncurrent	9,873	—
Unearned revenue - noncurrent	29,889	31,660
Other long-term liabilities	181	1,565
TOTAL LIABILITIES	162,149	156,270

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 114,424,591 shares issued and 112,030,673 shares outstanding and 107,028,433 shares issued and 106,206,545 shares outstanding at September 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	497,185	462,004
Treasury stock	(12,455)	(3,831)
Accumulated deficit	(444,959)	(404,067)
TOTAL STOCKHOLDERS’ EQUITY	39,782	54,117
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,931	$210,387

See accompanying notes.

\

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Cloud services	$17,591	$13,199	$49,163	$36,181
License	12,216	15,006	35,814	41,327
Software support and services	22,394	21,046	66,171	61,561
Total revenue	52,201	49,251	151,148	139,069

Cost of revenue
Cloud services	5,557	3,331	15,413	8,624
License	436	529	1,423	1,475
Software support and services	4,466	4,613	14,333	14,260
Restructuring expense	—	—	300	—
Total cost of revenue	10,459	8,473	31,469	24,359
Gross profit	41,742	40,778	119,679	114,710

Operating expenses:
Research and development	19,072	18,465	60,889	58,072
Sales and marketing	23,577	22,867	74,099	70,869
General and administrative	6,932	6,806	22,477	21,080
Restructuring expense	—	—	2,758	—
Total operating expenses	49,581	48,138	160,223	150,021

Operating loss	(7,839)	(7,360)	(40,544)	(35,311)
Other income (expense) - net	35	181	987	479
Loss before income taxes	(7,804)	(7,179)	(39,557)	(34,832)
Income tax expense	399	319	1,335	1,043
Net loss	$(8,203)	$(7,498)	$(40,892)	$(35,875)
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.37)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	110,831	104,032	109,147	101,369

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—June 30, 2019	109,770,021	$11	$484,593	$(10,422)	$(436,756)	$37,426
Issuance of common stock for stock option exercises	780,029	—	3,761	—	—	3,761
Issuance of common stock pursuant to the Employee Stock Purchase Plan	530,190	—	2,085	—	—	2,085
Shares withheld for net settlement of equity awards	(102,535)	—	(707)	—	—	(707)
Repurchase of common stock	(290,844)	—	—	(2,033)	—	(2,033)
Vesting of restricted stock units	1,343,812	—	—	—	—	—
Stock-based compensation		—	7,453	—	—	7,453
Net loss	—	—	—	—	(8,203)	(8,203)
BALANCE—September 30, 2019	112,030,673	$11	$497,185	$(12,455)	$(444,959)	$39,782

BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117
Issuance of common stock for stock option exercises	1,337,433	—	5,481	—	—	5,481
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,048,302	—	4,132	—	—	4,132
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485	—	—	10,485
Shares withheld for net settlement of equity awards	(1,064,577)	—	(5,492)	—	—	(5,492)
Repurchase of common stock	(1,572,030)	—	—	(8,624)	—	(8,624)
Vesting of restricted stock units	3,904,145	—	—	—	—	—
Stock-based compensation	—	—	20,575	—	—	20,575
Net loss	—	—	—	—	(40,892)	(40,892)
BALANCE—September 30, 2019	112,030,673	$11	$497,185	$(12,455)	$(444,959)	$39,782

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—June 30, 2018	102,454,185	$11	$442,794	$—	$(389,360)	$53,445
Issuance of common stock for stock option exercises	1,338,978	—	4,500	—	—	4,500
Issuance of common stock pursuant to the Employee Stock Purchase Plan	768,596	—	2,209	—	—	2,209
Shares withheld for net settlement of equity awards	(320,355)	—	(1,570)	—	—	(1,570)
Vesting of restricted stock units	1,179,084	—	—	—	—	—
Stock-based compensation	—	—	7,411	—	—	7,411
Net loss	—	—	—	—	(7,498)	(7,498)
BALANCE—September 30, 2018	105,420,488	$11	$455,344	$—	$(396,858)	$58,497

BALANCE—December 31, 2017	97,203,950	$10	$420,525	$—	$(360,983)	$59,552
Issuance of common stock for stock option exercises	2,003,842	—	5,909	—	—	5,909
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,597,778	—	4,548	—	—	4,548
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621	—	—	9,622
Shares withheld for net settlement of equity awards	(1,072,919)	—	(5,294)	—	—	(5,294)
Vesting of restricted stock units	3,714,451	—	—	—	—	—
Stock-based compensation	—	—	20,035	—	—	20,035
Net loss	—	—	—	—	(35,875)	(35,875)
BALANCE—September 30, 2018	105,420,488	$11	$455,344	$—	$(396,858)	$58,497

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,892)	$(35,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	27,159	28,493
Depreciation	2,587	2,856
Amortization of intangible assets	—	100
Provision for doubtful accounts	—	80
Accretion of premium on investment securities	(21)	(47)
Impairment of right-of-use assets	1,328	—
Loss on disposal of fixed assets	170	41
Changes in operating assets and liabilities:
Accounts receivable	16,429	698
Deferred commissions	220	1,417
Other current and noncurrent assets	(2,372)	(4,499)
Accounts payable	637	68
Unearned revenue	964	15,952
Customer arrangements with termination rights	(3,121)	(3,041)
Accrued expenses and other long-term liabilities	(5,504)	852
Net cash provided by (used in) operating activities	(2,416)	7,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,233)	(1,380)
Proceeds from maturities of investment securities	3,250	12,800
Purchase of investment securities	(4,126)	(9,053)
Net cash provided by (used in) investing activities	(2,109)	2,367

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	3,100	3,281
Taxes paid for net settlement of equity awards	(5,492)	(3,942)
Amounts withheld for net settlement of equity awards	—	(1,352)
Proceeds from exercise of stock options	5,481	5,909
Repurchase of common stock	(8,624)	—
Net cash provided by (used in) financing activities	(5,535)	3,896
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,060)	13,358
CASH AND CASH EQUIVALENTS—Beginning of period	104,613	85,833
CASH AND CASH EQUIVALENTS—End of period	$94,553	$99,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,280	$1,029
Lease payments included in cash provided by operating activities	$5,540	$5,406
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$6,374	$5,898
Value of shares issued under the Employee Stock Purchase Plan	$4,132	$4,548
Unpaid property and equipment purchases	$155	$186

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2019, our operating results for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018. Our operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations. We recognized a foreign currency loss of $420,000 and $217,000 in the three months ended September 30, 2019 and 2018, respectively, and $612,000 and $571,000 in the nine months ended September 30, 2019 and 2018, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $43.9 million, are held in five funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At September 30, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $391,000 and $425,000, respectively.

One reseller accounted for 10% of total revenue for both the three and nine months ended September 30, 2019, and for 11% of total revenue for both the three and nine months ended September 30, 2018, respectively. No other resellers or end-user customers accounted for 10% or more of our total revenue for any period presented. One reseller accounted for 11% of our net accounts receivable at September 30, 2019. No other reseller or end-user customer accounted for 10% or more of net accounts receivable at December 31, 2018.

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

License revenue includes sales of perpetual software licenses, software licenses sold as part of on-premise term subscriptions, and appliances.

Software support and services revenue includes sales of software support sold as part of on-premise term subscriptions, software support for perpetual licenses, and professional services.

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

Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase on-premise software licenses as perpetual licenses or as part of subscriptions. On-premise licenses are considered distinct performance obligations and revenue from the licenses is recognized upfront when the software is made available to the customer. In the case of our on-premise subscriptions, the license portion of revenue is recognized up-front, and the software support and services portion is recognized ratably.

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

On-premise subscriptions and software support and services occasionally contain termination rights. We recognize revenue from those arrangements, including the distinct licenses contained therein, as the termination rights for the performance obligation expire. See also Unearned Revenue and Customer Arrangements with Termination Rights below.

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue will be recognized after invoicing. For multi-year agreements, we either invoice our customer in full at the inception of the contract or annually at the beginning of each annual period. We record an unbilled receivable related to revenue recognized for multi-year on-premise licenses invoiced annually when we have an unconditional right to invoice and receive payment in the future for those licenses or when we have the right to invoice future monthly periods under committed monthly recurring charge (“MRC”) agreements. The majority of our MRC agreements are for a month to month term (“non-committed”) or usage-based.

Payment terms and conditions vary by contract type, although terms generally include a requirement to pay within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. This includes invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period or multi-year on-premise licenses that are invoiced annually with a portion of the revenue recognized upfront.

As of September 30, 2019 and December 31, 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, included $2.2 million and $1.4 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of September 30, 2019 and December 31, 2018, unbilled receivables included in other long-term assets on our consolidated balance sheets were $858,000 and $592,000, respectively.

Unearned Revenue and Customer Arrangements with Termination Rights

We generally invoice our customers upfront for subscriptions and software support and services associated with perpetual licenses. Unearned revenue from those upfront billings is comprised of unearned revenue from cloud-based subscriptions, software support and services for on-premise subscriptions, software support and services associated with perpetual licenses and professional services to be performed in the future.

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

Deferred commissions are amortized over the period commensurate with revenue recognition.

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of the period	$17,727	$16,928	$17,331	$18,408
Deferral of commissions earned	4,271	4,158	12,862	10,953
Recognition of commission expense	(4,867)	(4,095)	(12,844)	(12,370)
Impairment of deferred commissions	(21)	—	(239)	—
Balance, end of the period	$17,110	$16,991	$17,110	$16,991

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2019 and 2018, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period after repurchases but without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended September 30, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and nine months ended September 30, 2019 and 2018 was not significant.

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

2.Significant Balance Sheet Components

Accounts Receivable, Net  —Accounts receivable, net at September  30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable - billed	$42,749	$60,037
Accounts receivable - unbilled	2,206	1,382
Allowance for doubtful accounts	(391)	(425)
Accounts receivable, net	$44,564	$60,994

Property and Equipment  —Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computers and appliances	$14,218	$13,517
Purchased software	4,886	4,711
Furniture and fixtures	1,799	1,695
Leasehold improvements	3,400	3,503
Total property and equipment	24,303	23,426
Accumulated depreciation and amortization	(18,774)	(16,380)
Total property and equipment—net	$5,529	$7,046

Prepaid expenses and other current assets at September  30, 2019 and December 31, 2018 included $7.8 million and $3.8 million of prepaid royalties, respectively. Other assets at September  30, 2019 and December 31, 2018 included $3.3 million and $3.4 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

Accrued Expenses  —Accrued expenses at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued commissions	$4,567	$4,398
Accrued stock-settled bonus	5,454	9,355
Employee Stock Purchase Plan liability	890	1,923
Other accrued payroll-related expenses	3,113	3,630
Accrued royalties	2,091	3,596
Other accrued liabilities	4,337	4,445
Total accrued expenses	$20,452	$27,347

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2019 or December 31, 2018.

Our financial instruments measured at fair value as of September 30, 2019  and December 31, 2018 were as follows:

	As of September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$43,930	$—	$—	$43,930
Corporate debt securities	—	930	—	930
U.S. treasuries	—	3,897	—	3,897
Commercial paper	—	36,191	—	36,191
Total	$43,930	$41,018	$—	$84,948

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$36,617	$—	$—	$36,617
Corporate debt securities	—	6,555	—	6,555
Commercial paper	—	53,598	—	53,598
Total	$36,617	$60,153	$—	$96,770

4.Investments

Our portfolio of fixed income securities consists of commercial paper, corporate debt securities, and U.S. government agencies. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

Our investments in fixed income securities as of September 30, 2019  and December 31, 2018 were as follows:

	As of September 30, 2019
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$930	$—	$—	$930
U.S. treasuries	3,897	—	—	3,897
Commercial paper	36,193	—	(2)	36,191
Total	$41,020	$—	$(2)	$41,018

	As of December 31, 2018
	Amortized			Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate debt securities	$6,556	$—	$(1)	$6,555
Commercial paper	53,600	1	(3)	53,598
Total	$60,156	$1	$(4)	$60,153

The following table summarizes the balance sheet classification of our investments:

	As of September 30,	As of December 31,
(in thousands)	2019	2018
Cash equivalents	$39,123	$59,156
Short-term investments	1,897	1,000
Total investments	$41,020	$60,156

The gross amortized cost and estimated fair value of our held-to-maturity investments by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of September 30, 2019		As of December 31, 2018
	Gross		Gross
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Due in one year or less	$41,020	$41,018	$60,156	$60,153
Due after one year through five years	—	—	—	—
Total	$41,020	$41,018	$60,156	$60,153

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In the three and nine months ended September  30, 2019, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Restructuring Expense

We initiated a restructuring plan in the first quarter of 2019 under which we have terminated certain employees and exited an office facility. The restructuring plan was undertaken to better align resources with company initiatives and to reduce management and other costs.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the three and nine months ended September 30, 2019 (in thousands):

	Severance and Other Restructuring Costs
	Three Months Ended	Nine Months Ended
	September 30, 2019
Accrued restructuring, beginning of the period	$1,047	$—
Provision for restructuring expense	—	1,561
Cash payments	(441)	(955)
Accrued restructuring, end of the period	$606	$606

We expect to pay the remaining $606,000 of accrued restructuring expense through June 30, 2020.

In connection with the exit of an office facility, we recorded a $1.3 million charge for the impairment of right-of-use assets and $170,000 of expense for the write-off of fixed assets in restructuring expense in the nine months ended September 30, 2019.

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

There were no other outstanding amounts under the line of credit at September  30, 2019 or December 31, 2018 and we were in compliance with all financial covenants.

7.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of September  30, 2019 and December 31, 2018.  No shares of convertible preferred stock were issued and outstanding as of September 30, 2019 or December 31, 2018.

8.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2019 and December 31, 2018. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2019 and December 31, 2018,  our shares of common stock reserved for issuance were as follows:

	September 30,	December 31,
	2019	2018
Options outstanding	2,929,095	4,496,557
Unvested restricted stock units outstanding	13,806,088	12,303,913
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	1,365,303	2,337,545
Shares available for purchase under the Employee Stock Purchase Plan	378,525	364,762
Total	18,479,011	19,502,777

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

In the three months ended September  30, 2019, we repurchased 290,844 shares of common stock at an average price of $6.99 per share for a total cost of $2.0 million under the Repurchase Program. In the nine months ended September  30, 2019, we repurchased 1,572,030 shares of common stock at an average price of $5.49 per share for a total cost of $8.6 million under the Repurchase Program. The maximum remaining dollar value of shares yet to be purchased under the Repurchase Program was $12.5 million at September  30, 2019. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs.

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of September  30, 2019, there were 778,125 stock options and restricted stock units outstanding under the Inducement Plan.

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

As of September  30, 2019 and December 31, 2018,  approximately 378,525 and 364,762 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On

January 1, 2019, we increased the number of shares available for issuance under the ESPP by 1,062,065 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2018.

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

Our restricted stock unit activity for the nine months ended September  30, 2019 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2018	12,303,913	$4.63
Granted	9,738,871	5.45
Vested	(6,075,000)	4.75
Forfeitures	(2,161,696)	4.71
Unvested, September 30, 2019	13,806,088	$5.14

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

In the three months ended September 30, 2019, we recorded $559,000 of stock-based compensation expense under the 2019 Bonus Plans, which included a $1.2 million cumulative catchup credit based on adjustments to expected performance relative to Company’s target metrics. In the three months ended September 30, 2018, we recorded $2.0 million of stock-based compensation expense under the 2018 Bonus Plans. In the nine months ended September  30, 2019, we recorded $1.1 million of stock-based compensation expense under the 2018 Bonus Plans and $5.5 million of stock-based compensation expense under the 2019 Bonus Plans. In the nine months ended September  30, 2018, we recorded $1.9 million of stock-based compensation expense under the 2017 Bonus Plans and $6.5 million of stock-based compensation expense under the 2018 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the nine months ended September 30, 2019 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2018	2,337,545	4,496,557	$5.02	4.98	$2,446
Authorized	5,310,327	—
Stock options granted	(125,000)	125,000	4.52
Issuance of shares under Bonus Plans	(2,170,855)	—
Shares withheld from net settlement of restricted stock units	1,064,577
Restricted stock units granted	(7,568,016)	—
Exercised	—	(1,337,433)	4.10
Stock options canceled	355,029	(355,029)	6.99
Restricted stock units canceled	2,161,696	—
Balance—September 30, 2019	1,365,303	2,929,095	$5.18	5.27	$4,877
Vested and exercisable—September 30, 2019		2,374,402	$5.36	4.48	$3,703
Vested and expected to vest(1)—September 30, 2019		2,837,136	$5.21	5.16	$4,688

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$1,052	$1,223	$3,859	$3,672
Research and development	3,279	3,670	11,015	11,780
Sales and marketing	2,029	2,653	6,367	7,341
General and administrative	1,652	1,834	5,918	5,700
Total	$8,012	$9,380	$27,159	$28,493

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected dividend yield	n/a	—	—	—
Risk-free interest rate	n/a	2.8%	2.5%	2.7%
Expected volatility	n/a	50%	50%	52%
Expected life (in years)	n/a	6.1	6.1	6.1

No stock options were granted in the three months ended September 30, 2019.

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.7%	2.5%	2.1%	2.2%
Expected volatility	40%	43%	41%	47%
Expected life (in years)	1.3	1.3	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of September  30, 2019, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.9	2.7
Restricted stock units	52.3	2.9
ESPP	2.0	0.6
Total	$55.2

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

Patent Claim

We received a letter in August 2019 from BlackBerry Corp. asserting that our products and software infringe BlackBerry’s patents, and that we should take a license to its portfolio. BlackBerry did not specify any amount of damages in its letter. We have retained counsel and are evaluating BlackBerry’s letter, as well as potential counterclaims against BlackBerry. Should any lawsuit be filed by BlackBerry, we intend to defend ourselves vigorously.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third-party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third-party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through September  30, 2019, we have not received any material written claim for indemnification.

12.Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The operating lease cost for the three months ended September 30, 2019 and 2018 was $1.3 million and $1.7 million, respectively.  The operating lease cost for the nine months ended September 30, 2019 and 2018 was $4.7 million and $5.1 million, respectively.  The future maturities of lease liabilities as of September  30, 2019 are as follows (in thousands):

Year
2019 (remaining)	$1,738
2020	6,071
2021	4,629
2022	3,261
2023	1,242
Thereafter	79
Total lease payments	17,020
Less: imputed interest	(1,327)
Total lease liability	$15,693

All of our leases are classified as operating leases. In the three months ended September  30, 2019, the weighted average discount rate used to determine the lease liabilities was 5.0% and the weighted average remaining lease term was 36 months.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows as of December 31, 2018 (in thousands):

Year
2019	$7,144
2020	5,553
2021	4,083
2022	3,074
2023	1,163
Total	$21,017

13.Unearned Revenue

Changes in unearned revenue were as follows for the three and nine months ended September  30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$106,399	$82,934	$105,837	$77,022
Billings, excluding billings for customer arrangements with termination rights	46,246	55,819	135,904	144,107
Additions to unearned revenue upon expiration of termination rights	5,056	4,385	15,118	12,741
Recognition of revenue, net of change in unbilled accounts receivable*	(50,900)	(50,164)	(150,058)	(140,896)
Balance, end of period	$106,801	$92,974	$106,801	$92,974

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenue billed as of the end of period	$50,900	$50,164	$150,058	$140,896
Increase (decrease) in total unbilled accounts receivable	1,301	(913)	1,090	(1,827)
Revenue Reported in Condensed Consolidated Statement of Operations	$52,201	$49,251	$151,148	$139,069

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $117.4 million as of September 30, 2019, of which we expect to recognize approximately 72% as revenue over the next 12 months and the remainder thereafter.

As of September  30, 2019 and December 31, 2018, the balance of customer arrangements that contain termination rights was $16.2 million and $19.4 million, respectively.

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

Approximately $2.2 million and $2.5 million as of September  30, 2019 and December 31, 2018, or 40% and 35%,  respectively, of our net Property and Equipment  was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenue
United States	$23,376	$21,654	$64,849	$61,061
International	28,825	27,597	86,299	78,008
Total	$52,201	$49,251	$151,148	$139,069

We recognized revenue of $7.3 million, or 14% of total revenue, and $8.6 million, or 17% of total revenue, from customers with a billing address in Germany for the three months ended September 30, 2019 and 2018, respectively. We recognized revenue of $23.4 million, or 15% of total revenue, and $22.8 million, or 16% of total revenue, from customers with a billing address in Germany for the nine months ended September 30, 2019 and 2018, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or nine months ended September  30, 2019 or 2018.

Revenue from recurring and non-recurring contractual arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Cloud subscriptions - ratable	$17,591	$13,199	$49,163	$36,181
On-premise subscriptions - point-in-time	5,964	6,337	17,394	15,332
On-premise subscriptions - ratable	4,902	4,121	13,872	11,956
Software support on perpetual licenses - ratable	16,363	16,013	48,669	46,912
Recurring revenue	44,820	39,670	129,098	110,381
Perpetual license - point-in-time	6,252	8,669	18,420	25,995
Professional services - point-in-time	1,129	912	3,630	2,693
Non-recurring revenue	7,381	9,581	22,050	28,688
Total revenue	$52,201	$49,251	$151,148	$139,069

Recurring revenue in the table above is defined as revenue that requires a contract renewal for the service or license to continue beyond the initial or current contract term and additional revenue will be recognized if that renewal occurs. Non-recurring revenue is defined as sales of perpetual license or professional services that are one-time in nature and does not need to be renewed.

15.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(8,203)	$(7,498)	$(40,892)	$(35,875)
Denominator:
Weighted–average shares used to compute basic and diluted net loss per share	110,831	104,032	109,147	101,369
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.37)	$(0.35)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2019 and 2018, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,	September 30,
	2019	2018
Stock options outstanding, net of unvested exercised stock options	2,929,095	5,122,470
Unvested restricted stock units	13,806,088	12,791,608
ESPP shares	194,622	194,366
Stock-settled bonus shares	499,612	740,489
Total potentially dilutive securities	17,429,417	18,848,933

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

Our customers can deploy MobileIron as either a cloud service or on-premise software. They can choose subscription-based or perpetual licensing. We primarily target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our total revenue in the three and nine months ended September 30, 2019 was $52.2 million and $151.1 million, respectively, compared to $49.3 million and $139.1 million in the three and nine months ended September  30, 2018, respectively, representing an increase of 6% and 9%, respectively.

Revenue from cloud services, licenses and software support and services represented 34%, 23% and 43% of total revenue, respectively, in the three months ended September  30, 2019, and 27%, 30% and 43% of total revenue, respectively, in the three months ended September  30, 2018. Revenue from cloud services, licenses and software support and services represented 32%, 24% and 44% of total revenue, respectively, in the nine months ended September 30, 2019, and 26%, 30% and 44% of total revenue, respectively, in the nine months ended September 30, 2018. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 86% and 85% of total revenue in the three and nine months ended September  30, 2019, respectively, compared to 81%  and 79% of total revenue in the three and nine months ended September  30, 2018, respectively.

Our cloud services revenue in the three months ended September  30, 2019 and 2018 was $17.6 million and $13.2 million, respectively, representing an increase of 33%. Our cloud services revenue in the nine months ended September 30, 2019 and 2018 was $49.2 million and $36.2 million, respectively, representing an increase of 36%. This growth reflects our customers’ preference to purchase cloud services and contributions from MobileIron Threat Detection and Access.  When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in the three months ended September  30, 2019 and 2018 was $12.2 million and $15.0 million, respectively, representing a decrease of 19%. Our license revenue in the nine months ended September 30, 2019 and 2018 was $35.8 million and $41.3 million, respectively, representing a decrease of 13%. The decline in license revenue was primarily due to a decrease in revenue from perpetual licenses. License fees from on-premise subscriptions decreased slightly for the three month period but increased for the nine month period. We have generally seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions rather than perpetual licenses.

Our software support and services revenue in the three months ended September  30, 2019 and 2018 was $22.4 million and $21.0 million, respectively, representing an increase of 6%. Our software support and services revenue in the nine months ended September 30, 2019 and 2018 was $66.2 million and $61.6 million, respectively, representing an increase of 7%. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premise subscriptions, renewals of on-premise subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our Annual Recurring Revenue (or “Total ARR”) at September  30, 2019 was $174.3 million compared to $153.0 million at September  30, 2018, representing a growth rate of 14%. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the nine months ended September  30, 2019 and the full years of 2018 and 2017, 57%, 58% and 53%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $40.9 million, $43.1 million and $53.4 million in the nine months ended September  30, 2019, and the full years 2018 and 2017, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including likely continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into the business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, the new revenue accounting standard may make our financial results more difficult to predict.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), and non-GAAP net income (loss) per share

We believe that the exclusion of stock-based compensation expense, the amortization of intangible assets, and restructuring expense from various gross profit, gross margin, operating income (loss), operating margin, net income (loss), and net income (loss) per share provides useful measures for management and investors. Because stock-based compensation, the amortization of intangible assets and restructuring expense have been and can continue to be inconsistent in amount from period to period. We believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

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

Non-GAAP financial measures for the three and nine months ended September  30, 2019 and 2018 were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages and per share data)	2019	2018	2019	2018
Non-GAAP gross profit	$42,794	$42,001	$123,838	$118,482
Non-GAAP gross margin	82.0%	85.3%	81.9%	85.2%
Non-GAAP operating income (loss)	$173	$2,020	$(10,327)	$(6,718)
Non-GAAP operating margin	0.3%	4.1%	(6.8)%	(4.8)%
Non-GAAP net income (loss)	$(191)	$1,882	$(10,675)	$(7,282)
Non-GAAP income (loss) per share	$(0.00)	$0.02	$(0.10)	$(0.07)
Free cash flow	$(6,197)	$245	$(3,649)	$5,715

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$41,742	$40,778	$119,679	$114,710
Add: Stock-based compensation expense	1,052	1,223	3,859	3,672
Add: Amortization of intangible assets	—	—	—	100
Add: Restructuring expense	—	—	300	—
Non-GAAP gross profit	$42,794	$42,001	$123,838	$118,482
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	80.0%	82.8%	79.2%	82.5%
GAAP to non-GAAP gross margin adjustments	2.0%	2.5%	2.7%	2.7%
Non-GAAP gross margin	82.0%	85.3%	81.9%	85.2%
Non-GAAP operating income (loss) reconciliation:
GAAP operating loss	$(7,839)	$(7,360)	$(40,544)	$(35,311)
Add: Stock-based compensation expense	8,012	9,380	27,159	28,493
Add: Amortization of intangible assets	—	—	—	100
Add: Restructuring expense	—	—	3,058	—
Non-GAAP operating income (loss) reconciliation:	$173	$2,020	$(10,327)	$(6,718)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(15.0)%	(14.9)%	(26.8)%	(25.4)%
GAAP to non-GAAP operating margin adjustments	15.3%	19.0%	20.0%	20.6%
Non-GAAP operating margin	0.3%	4.1%	(6.8)%	(4.8)%
Non-GAAP net income (loss) reconciliation:
GAAP net loss	$(8,203)	$(7,498)	$(40,892)	$(35,875)
Add: Stock-based compensation expense	8,012	9,380	27,159	28,493
Add: Amortization of intangible assets	—	—	—	100
Add: Restructuring expense	—	—	3,058	—
Non-GAAP net income (loss) reconciliation:	$(191)	$1,882	$(10,675)	$(7,282)
Non-GAAP net income (loss) per share reconciliation:
GAAP net loss	$(0.07)	$(0.07)	$(0.37)	$(0.35)
Add: Stock-based compensation expense	0.07	0.09	0.24	0.28
Add: Amortization of intangible assets	—	—	—	—
Add: Restructuring expense	—	—	0.03	—
Non-GAAP net income (loss) per share	$(0.00)	$0.02	$(0.10)	$(0.07)
Free cash flow:
Net cash provided by (used in) operating activities	$(5,746)	$860	$(2,416)	$7,095
Purchase of property and equipment	(451)	(615)	(1,233)	(1,380)
Free cash flow	$(6,197)	$245	$(3,649)	$5,715

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

ARR metrics as of September  30, 2019 and 2018 were as follows (unaudited):

	September 30,
(in thousands, except percentages)	2019	2018
Total ARR	$174,296	$152,972
Year-over-year percentage increase	14%	—

Subscription ARR	$108,559	$88,121
Year-over-year percentage increase	23%	—
Perpetual license support ARR	$65,737	$64,851
Year-over-year percentage increase	1%	—

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

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premise subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 5% of total revenue for the three and nine months ended September  30, 2019 and 2018.

Software support and services

Software support and services revenue consists of revenue from agreements to provide software upgrades and updates, as well as technical support, to customers with perpetual software licenses, on-premise subscriptions, and professional services. Revenue from software support for both perpetual and on-premise subscriptions is recognized ratably over the support or subscription term. Revenue from professional services is recognized as work is performed.

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

Software support and services

Our software support and services cost of revenue consists of the portion of our global Customer Success organization expenses associated with our software support business and third-party royalties. Costs associated with our global Customer Success organization include our customer support, professional services, customer advocacy, and training teams. These costs consist of personnel costs, stock-based compensation, depreciation, facilities and information technology costs.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect these expenses to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of RSU grants and stock-settled bonus plans, if any. In the nine months ended September 30, 2019, stock-based compensation expense in operating expenses was $23.3 million compared to $24.8 million in the nine months ended September 30, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Cloud services	$17,591	$13,199	$49,163	$36,181
License	12,216	15,006	35,814	41,327
Software support and services	22,394	21,046	66,171	61,561
Total revenue	52,201	49,251	151,148	139,069
Cost of revenue (1)
Cloud services	5,557	3,331	15,413	8,624
License	436	529	1,423	1,475
Software support and services	4,466	4,613	14,333	14,260
Restructuring expense	—	—	300	—
Total cost of revenue	10,459	8,473	31,469	24,359
Gross profit	41,742	40,778	119,679	114,710

Operating expenses:
Research and development (1)	19,072	18,465	60,889	58,072
Sales and marketing (1)	23,577	22,867	74,099	70,869
General and administrative (1)	6,932	6,806	22,477	21,080
Restructuring expense	—	—	2,758	—
Total operating expenses	49,581	48,138	160,223	150,021
Operating loss	(7,839)	(7,360)	(40,544)	(35,311)
Other income (expense) - net	35	181	987	479
Loss before income taxes	(7,804)	(7,179)	(39,557)	(34,832)
Income tax expense	399	319	1,335	1,043
Net loss	$(8,203)	$(7,498)	$(40,892)	$(35,875)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$1,052	$1,223	$3,859	$3,672
Research and development	3,279	3,670	11,015	11,780
Sales and marketing	2,029	2,653	6,367	7,341
General and administrative	1,652	1,834	5,918	5,700
Total	$8,012	$9,380	$27,159	$28,493

Statement of operations presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Cloud services	34%	27%	32%	26%
License	23	30	24	30
Software support and services	43	43	44	44
Total revenue	100	100	100	100
Cost of revenue
Cloud services	11	7	10	6
License	1	1	1	1
Software support and services	8	9	10	10
Restructuring expense	—	—	0	—
Total cost of revenue	20	17	21	17
Gross profit	80	83	79	83
Operating expenses:
Research and development	37	38	40	42
Sales and marketing	45	46	49	51
General and administrative	13	14	15	15
Restructuring expense	—	—	2	—
Total operating expense	95	98	106	108
Operating loss	(15)	(15)	(27)	(25)
Other income (expense) - net	—	—	1	—
Loss before income taxes	(15)	(15)	(26)	(25)
Income tax expense	1	—	1	1
Net loss	(16)%	(15)%	(27)%	(26)%

Comparison of the Three and Nine Months Ended September  30, 2019 and 2018

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cloud services	$17,591	$13,199	$4,392	33%
License	12,216	15,006	(2,790)	(19)
Software support and services	22,394	21,046	1,348	6
Total revenue	$52,201	$49,251	$2,950	6%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cloud services	$49,163	$36,181	$12,982	36%
License	35,814	41,327	(5,513)	(13)
Software support and services	66,171	61,561	4,610	7

Total revenue	$151,148	$139,069	$12,079	9%

	Three Months Ended
	September 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$23,376	45%	$21,654	44%	$1,722	8%
International	28,825	55	27,597	56	1,228	4
Total revenue	$52,201	100%	$49,251	100%	$2,950	6%

	Nine Months Ended
	September 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$64,849	43%	$61,061	44%	$3,788	6%
International	86,299	57	78,008	56	8,291	11
Total revenue	$151,148	100%	$139,069	100%	$12,079	9%

Revenue

Cloud services revenue increased $4.4 million and $13.0 million, or 33% and 36%, in the three and nine months ended September  30, 2019, respectively, compared to the corresponding periods of 2018,  which we believe was attributable to customer preference for solutions sold under a cloud-based delivery model and contributions from sales of Access and MobileIron Threat Defense.

License revenue decreased $2.8 million and $5.5 million, or 19% and 13%,  in the three and nine months ended September  30, 2019, respectively, compared to the corresponding periods of 2018 primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud or on-premise subscription services. Revenue from perpetual licenses decreased $2.4 million, or 28%, and revenue from the license component of on-premise subscriptions decreased $373,000, or 6%, in the three months ended September  30, 2019 compared to the corresponding period of 2018. Revenue from perpetual licenses decreased $7.6 million, or 29%, while revenue from the license component of on-premise subscriptions increased $2.1 million, or 13%, in the nine months ended September  30, 2019 compared to the corresponding period of 2018. License revenue from on-premise subscriptions is impacted by the timing, size and contract length of on-premise subscription sales in a given period.

Software support and services revenue increased $1.3 million and $4.6 million, or 6% and 7%, in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018,  primarily as a result of growth in our installed base of customers that purchase perpetual licenses and new and renewed on-premise subscriptions and software support on perpetual licenses. Professional services revenue was $1.1 million and $3.6 million in the three and nine months ended September 30, 2019, respectively, compared to $912,000 and $2.7 million in the three and nine months ended September 30, 2018, respectively. Professional services revenue for the three and nine months ended September 30, 2019 included revenue of $278,000 and $961,000, respectively, from one professional services engagement whereas in the corresponding periods of 2018 there was no comparable single professional services engagement revenue contribution.  Support for perpetual licenses increased $350,000 and $1.8 million, or 2% and 4%, and support for on-premise subscriptions increased $781,000 and $1.9 million, or 19% and 16%,  in the three and nine months ended September  30, 2019, respectively, compared to the three and nine months ended September 30, 2018.

Revenue from international sales increased 4% and 11% in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018  due to an increase in the adoption of our products and an increased cumulative installed base of customers outside of the United States. Revenue from U.S. sales increased 8%

and 6% in the three and nine months ended September 30, 2019,  respectively, compared to the corresponding periods of 2018.

Revenue from our largest reseller, AT&T, was 10%  for both the three and nine months ended September 30, 2019 compared to 11% of total revenue in both the three and nine months ended September 30, 2018. No other customer accounted for 10% or more of total revenue in the three or nine months ended September 30, 2019 and 2018.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$5,557	11%	$3,331	7%	$2,226	67%
License	436	1	529	1	(93)	(18)
Software support and services	4,466	8	4,613	9	(147)	(3)
Total cost of revenue	$10,459	20%	$8,473	17%	$1,986	23%
Gross profit	$41,742		$40,778		$964
Gross margin		80%		83%

	Nine Months Ended
	September 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$15,413	10%	$8,624	6%	$6,789	79%
License	1,423	1	1,475	1	(52)	(4)
Software support and services	14,333	10	14,260	10	73	1
Restructuring expense	300	0	—	—	300	—
Total cost of revenue	$31,469	21%	$24,359	17%	$7,110	29%
Gross profit	$119,679		$114,710		$4,969
Gross margin		79%		83%

Total cost of revenue increased $2.0 million, or 23%, and $7.1 million, or 29%, in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018 due primarily to increases in cloud services cost of revenue.

Cloud services cost of revenue increased $2.2 million and $6.8 million in the three and nine months ended September  30, 2019, respectively, compared to the corresponding periods of the prior year.  Within cloud services cost of revenue, data center operations expense increased $602,000 and $2.7 million, third-party royalties increased $1.5 million and $3.5 million,  and customer success expense increased $236,000 and $843,000 in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of the prior year.  Payroll-related expense in data center operations increased $237,000 and $1.6 million in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018 due to increased headcount, which increased salaries, stock-based compensation and other payroll-related expense.  Infrastructure costs such as third-party hosting, facilities, and IT costs in data center operations increased by $345,000 and $1.1 million, in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018 to support and improve the growing cloud services business. Royalty expense in cloud services cost of revenue increased due to greater sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Customer success expense, which includes expenses from our customer support teams, in cost of cloud services increased as we hired additional support personnel to support the growing cloud services business.

License cost of revenue was slightly lower in the three and nine months ended September  30, 2019 compared to the three and nine months ended September 30, 2018, respectively, due to a decrease in appliance sales that was partially offset by higher royalties associated with our on-premise software sales.

In cost of software support and services, customer success expense was roughly flat in the three and nine months ended September  30, 2019, respectively, compared to the corresponding periods of 2018.

In the nine months ended September  30, 2019, we incurred $300,000, of restructuring expense due to a reduction in our workforce. Additional restructuring expense was recorded in operating expenses.

Operating Expenses

	Three Months Ended
	September 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$19,072	37%	$18,465	38%	$607	3%
Sales and marketing	23,577	45	22,867	46	710	3
General and administrative	6,932	13	6,806	14	126	2
Total operating expenses	$49,581	95%	$48,138	98%	$1,443	3%

	Nine Months Ended
	September 30,
	2019		2018		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$60,889	40%	$58,072	42%	$2,817	5%
Sales and marketing	74,099	49	70,869	51	3,230	5
General and administrative	22,477	15	21,080	15	1,397	7
Restructuring expense	2,758	2	—	—	2,758	—
Total operating expenses	$160,223	106%	$150,021	108%	$10,202	7%

Research and development expense increased $607,000, or 3%, in the three months ended September  30, 2019 compared to the corresponding period of 2018. Other outside services expense increased $469,000 as we used more third-party resources to supplement our development efforts. Payroll-related expense increased by $280,000 primarily because of merit increases and changes in employee geographic mix, partially offset by lower stock-based compensation expense associated with our stock-settled bonus program.

Research and development expense increased $2.8 million, or 5%, in the nine months ended September 30, 2019 compared to the corresponding period of 2018. Facilities and infrastructure expense increased $1.7 million primarily due to higher telecommunications costs incurred to enhance our cloud platform. Other outside services expense increased $1.3 million as we used more third-party resources to supplement our development efforts. Payroll-related expense, excluding stock-based compensation, increased $845,000. While headcount decreased, the payroll-related expense increased due to merit increases and changes in employee geographic mix. Partially offsetting the increases, stock-based compensation expense decreased by $765,000 primarily because of lower expense associated with our stock-settled bonus program and travel-related expense decreased by $347,000 due to spending controls and somewhat lower headcount.

Sales and marketing expense increased $710,000, or 3%, in the three months ended September 30, 2019 compared to the corresponding period of 2018. Payroll-related expense increased $614,000 due primarily to an increase in headcount and commission expense, partially offset by a decrease in stock-based compensation expense because of lower expense associated with our stock-settled bonus program. Marketing program expense increased $188,000 as we spent more on events and advertising.

Sales and marketing expense increased $3.2 million, or 5%, in the nine months ended September 30, 2019 compared to the corresponding period of 2018. Marketing program expense increased $1.5 million as we spent more on events and lead generation activities. Payroll-related expense increased $1.4 million due primarily to an increase in headcount and commission expense but partially offset by a decrease in stock-based compensation.  Travel-related expense increased $673,000 due to the timing and size of sales and marketing events and an  increase in sales headcount. The increases were partially offset by $308,000 lower expense associated with recruiting and outside consulting.

General and administrative expense increased $126,000, or 2%, in the three months ended September 30, 2019 compared to the corresponding period of 2018 due to higher outside services fees, largely associated with Sarbanes-Oxley compliance.

General and administrative expense increased $1.4 million, or 7%, in the nine months ended September 30, 2019 compared to the corresponding period of 2018. Payroll-related expense increased $887,000 primarily because of an increase in headcount and higher expense associated with our stock-settled bonus plans. Outside services expense increased $397,000 due to increased accounting fees largely associated with Sarbanes-Oxley compliance and legal fees.

We incurred $2.8 million of restructuring expense in operating expenses in the nine months ended September 30, 2019 due to expenses associated with a reduction in our workforce and the exit of an office building.

Other Income (Expense)—Net

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Other income (expense)—net	$35	$181	$(146)	(81)%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Other income (expense)—net	$987	$479	$508	106%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $454,000 and $395,000 of interest income for the three months ended September  30, 2019 and 2018, respectively, and a $420,000 and $217,000 foreign currency loss for the three months ended September  30, 2019 and 2018, respectively. We recorded $1.6 million and $975,000 of interest income for the nine months ended September 30, 2019 and 2018, respectively, and a $612,000 and $571,000 foreign currency loss for the nine months ended September 30, 2019 and 2018, respectively. A higher interest rate environment has driven up our interest income while strengthening of the U.S. dollar versus foreign currencies has generally resulted in losses on our foreign-denominated assets, most notably cash and accounts receivable balances.

Income Tax Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Income tax expense	$399	$319	$80	25%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Income tax expense	$1,335	$1,043	$292	28%

Income tax expense was $399,000 and $319,000 in the three months ended September  30, 2019 and 2018, respectively, and $1.3 million and $1.0 million in the nine months ended September 30, 2019 and 2018, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries as we expanded internationally. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$94,553	$104,613
Short term-investments	1,897	1,000
Total cash, cash equivalents and investments	$96,450	$105,613

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Net cash provided by (used in) operating activities	$(2,416)	$7,095	$(9,511)	(134)%
Net cash provided by (used in) investing activities	(2,109)	2,367	(4,476)	(189)
Net cash provided by (used in) financing activities	$(5,535)	$3,896	$(9,431)	(242)%

At September  30, 2019, we had cash and cash equivalents of $94.6 million. Approximately 91% of our cash and cash equivalents are held in the United States. At September  30, 2019, we had short-term investments of $1.9 million.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2020 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of September  30, 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At September  30, 2019, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

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

In the nine months ended September  30, 2019, we used  $2.4 million of cash from operating activities compared to generating $7.1 million in the corresponding period of the prior year. We incurred a net loss of $40.9 million in the nine months ended September  30, 2019 compared to a net loss of $35.9 million in the corresponding period of 2018. The net loss included non-cash charges of $31.2 million, primarily due to stock-based compensation expense, compared to $31.5 million in the nine months ended September  30, 2018. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $16.4 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first three fiscal quarters and the majority of the cash from those receivables is collected in the quarter following the billing quarter and our year-to-date billings were negatively impacted by a focus on driving increases in ARR rather than billings. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in accrued expenses and other long-term liabilities of $5.5 million, a decrease in the liability for customer arrangements with termination rights of $3.1 million, and an increase in other current and noncurrent assets of $2.4 million.

In the nine months ended September 30, 2018, we generated $7.1 million of cash from operating activities. We incurred a net loss of $35.9 million in the nine months ended September 30, 2018. The net loss included non-cash charges of $31.5 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $16.0 million increase in unearned revenue and a $1.4 million decrease in deferred commissions. Changes in operating assets and liabilities that used cash consisted primarily of an increase in other current and noncurrent assets of $4.5 million and a decrease in customer arrangements with termination rights of $3.0 million.

Cash Provided by Investing Activities

Our investing activities have consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash used in investing activities was $2.1 million for the nine months ended September  30, 2019 as compared to $2.4 million generated in the corresponding period of 2018. In the nine months ended September  30, 2019, we received $3.3 million from maturities of investment securities and invested $4.1 million in new investment securities, compared to the nine months ended September  30, 2018 where we received $12.8 million from maturities of investment securities and invested $9.1 million in new investment securities. Cash paid for the purchase of property and equipment was $1.2 million and $1.4 million for the nine months ended September  30, 2019 and 2018, respectively.

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

In the nine months ended September  30, 2019, our financing activities used $5.5 million of cash. We received $5.5 million from the exercise of stock options and $3.1 million from ESPP contributions. We used $5.5 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and  $8.6 million for the repurchase of common stock.

In the nine months ended September 30, 2018, our financing activities provided  $3.9 million of cash. We received $5.9 million from the exercise of stock options and $3.3 million from ESPP contributions. We used $5.3 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses.

Off-Balance-Sheet Arrangements

As of September  30, 2019, we did not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September  30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September  30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $43.1 million and $53.4 million in 2018 and 2017, respectively, and $40.9 million for the nine months ended September  30, 2019. As of September  30, 2019, our accumulated deficit was $445.0 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2018 that was previously filed with the SEC. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The European Union data protection law, the General Data Protection Regulation (“GDPR”), which became enforceable in May 2018, is wide-ranging in scope. To adapt to these new requirements, we have invested and will continue to invest resources necessary to enhance our policies and controls across our business units, products and services relating to how we collect and use personal data relating to customers, distributors, resellers, personnel and suppliers. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic suppliers. Failure to comply may lead to fines of up to €20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. In addition, certain countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our products and services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we and our customers do business. If we do not adapt to such changes in the laws or regulations, our business and reputation could be harmed.

The implementation of GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.  For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”).  The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. Because of this, we may need to engage in additional compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer controls with respect to their data. All of this will need to be done before the effective date of the CCPA on January 1, 2020. If we are unable to meet these new standards, our business could be harmed.

The failure of third parties to comply with privacy and data security laws could harm our business.

The regulatory framework for privacy and data security issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future, in particular as it relates to cloud computing vendors. Our existing contractual provisions may not protect us from claims for data loss or regulatory noncompliance made against cloud computing providers with whom we contract. Any failure by us or our channel partners or cloud computing vendors to comply with posted privacy policies, other privacy-related or data protection laws and regulations, or the privacy and security commitments contained in contracts could result in legal or regulatory proceedings and/or fines, our business and reputation could be harmed. Our implementation of, and ongoing compliance with, the GDPR, the CCPA and other legislation that has been or may be enacted in the future, may be costly and distracting to management.

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

We have been sued by non-practicing entities, or NPEs, for patent infringement in the past and may be sued by NPEs in the future. While we have settled such litigation in the past, these lawsuits, with or without merit, require management attention and can be expensive. In addition, we received a letter in August 2019 from BlackBerry Corp. asserting that our products and software infringe BlackBerry’s patents, and that we should take a license to its portfolio. BlackBerry did not specify any amount of damages in its letter. We have retained counsel and are evaluating BlackBerry’s letter, as well as potential counterclaims against BlackBerry. Should any lawsuit be filed by BlackBerry, we intend to defend ourselves vigorously.

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

We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September  30, 2019 and for the years ended 2018 and 2017, 57%, 58%, and 53% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2018, approximately 45% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through September 30, 2019. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 25% of the outstanding shares of our common stock as of September  30, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At September  30, 2019, we have 112,030,673 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

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

In the third quarter of 2019, we withheld 102,535 shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for restricted stock units that vested for some of our executive officers.

The following table provides a summary of the Company’s repurchase of common stock under the Repurchase Program and shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive programs in the three months ended September  30, 2019:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2019 through July 31, 2019	—	n/a	—	$14,577,990
August 1, 2019 through August 31, 2019	305,694	$6.90	203,159	$13,177,232
September 1, 2019 through September 30, 2019	87,685	$7.22	87,685	$12,544,543
Total shares repurchased	393,379	$6.97	290,844	$12,544,543

(1) Includes 102,535 shares repurchased at $6.90 per share through net settlements for restricted stock units that vested for some of our executive officers.

As of September  30, 2019, we have used proceeds from our IPO to fund our operations, including hiring employees in all major functional areas. We maintain the remaining cash received from our IPO in cash and cash equivalents and short-term investments. As of September  30, 2019, no portion of the proceeds from our IPO have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors or on committees of our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 30, 2019, the Compensation Committee reauthorized our Severance Benefit Plan (the “Severance Plan”), pursuant to which selected current and future U.S. employees, including two of our named executive officers (the “NEOs”), will be eligible for severance benefits under certain circumstances. The Severance Plan supersedes (i) any severance benefits that a participant would have been entitled to under any pre-existing agreement between the individual and the Company and (ii) our prior Severance Benefit Plan. Unless terminated sooner, the Severance Plan will automatically terminate on October 29, 2024, the fifth anniversary of its reauthorization.

The actual amounts that would be paid or distributed to a participant as a result of a termination of employment occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the participant’s base salary and the market price of our common stock. Although we have entered into a written agreement to provide severance payments and benefits in connection with a termination of employment under particular circumstances, the Company, or an acquirer, may mutually agree with a participant to provide payments and benefits on terms that vary from those currently contemplated. In addition to the amounts presented below, each participant would also be able to exercise any previously-vested stock options that he or she held, in accordance with the terms of those grants and the respective plans pursuant to which they were granted. Finally, participants are eligible to receive any benefits accrued under our broad-based benefit plans, such as accrued vacation pay, in accordance with those plans and policies.

Under the Severance Plan, if a participant is terminated (i) by the Company without Cause (and not in connection with death or Disability or a Change in Control) or (ii) by the Company without Cause or undergoes a Constructive Termination either during the three months before or in the year after a Change in Control, then he or she will be entitled to receive (a) cash severance equal to his or her monthly base salary multiplied by the number of months in his or her participation notice, (b) accelerated vesting of then outstanding compensatory equity awards as to the percentage of unvested shares specified in his or her participation notice (which percentage may be zero) and (c) continuation of his or her current health insurance coverage, or payment of the premiums for such coverage, until the first to occur of (i) the end of the number of months specified in his or her participation notice (ii) the individual becomes eligible for coverage under another employer’s group health plan or (iii) the end of the individual’s COBRA eligibility period. Capitalized terms used in the preceding sentence are defined in the Severance Plan. Our prior Severance Benefit Plan provided that payment of certain cash severance benefits would cease upon the participant’s commencement of employment with a new employer; the Severance Benefit Plan eliminated this provision. Receipt of these severance benefits is subject to the participant’s execution a release of claims against us within 45 days of the termination and continued compliance with confidentiality, non-solicitation and non-disparagement provisions.

If a participant’s employment is terminated due to his or her death or Disability, he or she will be entitled to receive accelerated vesting of 100% of his or her then unvested equity awards and a pro rata annual bonus for the year of such termination.

Two of our NEOs, Messrs. Hill and Parekh, would be eligible to receive the following payments and benefits under the Severance Plan as of October 30, 2019. Mr. Biddiscombe does not participate in the Severance Plan.

Severance Absent a Change in Control

Messrs. Hill and Parekh are eligible to receive the following payments and benefits in connection with a termination by the Company without Cause not in connection with a Change in Control and not due to death or Disability:

•	annual base salary for 6 months from the date of termination;
•	no accelerated equity vesting; and
•

coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to 6 months after termination.

Severance in Connection with a Change in Control

If Messr. Hill or Parekh is terminated without Cause or Constructively Terminated, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:

•	annual base salary for 12 months from the termination;
•	full acceleration of vesting of any outstanding shares of common stock, stock options to purchase common stock or restricted stock units; and
•	coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to 12 months after termination.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1	AT&T Cybersecurity Supplier Go-To-Market Agreement Supplement between MobileIron, Inc. and AT&T Services, Inc., dated July 8, 2019 (2)					X
10.2	MobileIron, Inc. Severance Benefit Plan and Particcipation Notice dated October 30, 2019 (3)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(2)

Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omissions upon request.

(3)	Management contract or compensation plan or arrangement.

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

Dated: November 1, 2019