Form 10-K
period 2019-12-31
MOBILEIRON, INC.
filed 2020-03-06
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36471

MobileIron, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0866846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

490 East Middlefield Road

Mountain View, CA 94043

(650) 919-8100

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MOBL	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2019, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $498 million based on the number of shares held by non-affiliates as of June 30, 2019 and based on the closing sale price of the registrant's common stock as reported on the Nasdaq Stock Market on June 30, 2019 of $6.20 per share. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from this calculation because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 115,578,904 as of February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are hereby incorporated by reference from registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

		Page No.

	PART I

Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Mine and Safety Disclosures	37

	PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	40
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	96

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions, and Director Independence	97
Item 14.	Principal Accountant Fees and Services	97

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	98
	Exhibit Index	99
Item 16	Form 10-K Summary	103
	Signatures	104

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	beliefs and objectives for future operations, results and growth;
•	our business plan and our ability to effectively manage our expenses;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	our ability to attract new customers and further penetrate our existing customer base;
•	our expectations concerning renewal rates for subscriptions and services by existing customers;
•	our expectations concerning the mix of our sales of cloud and on-premise subscriptions and perpetual licenses, including the financial impact of the discontinuation of sales of perpetual licenses;
•	cost of revenue, including changes in costs associated with hardware, royalties, customer support, and data center operations;
•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;
•	our expectations concerning relationships with third parties, including channel partners;
•	economic and industry trends or trend analysis; and
•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months.

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

Item 1. Business

Overview

Mobile and cloud computing are the catalysts for modern work and the digital workplace. Mobile empowers employees to make better decisions and take faster actions because the information and tools they need to do their jobs are always available from anywhere. Cloud is transforming IT, Security and DevOps and has accelerated how the developer ecosystem builds and rolls out innovative services enabling unparalleled user experience.

However, this comes with new risks. The traditional, locked-down, perimeter-based approach to security no longer applies to mobile endpoints and cloud services that operate outside the corporate network. Data no longer resides behind the firewall on locked-down PCs and servers, and so it cannot be secured by legacy firewall-based solutions. Instead, data is spread across a wide variety of modern endpoints including Android, iOS, macOS, Chrome OS and Windows 10, as well as cloud services such as Box, Concur, Microsoft Office 365, Netsuite, Salesforce, Workday and custom cloud applications that are hosted on cloud infrastructure providers like AWS or on-premise.

This shift to mobile and cloud technologies introduces three main challenges that CIOs and CISOs need to address to realize their secure digital workplace:

1.	Drive business innovation by allowing employees to securely use mobile, cloud, services and on-premises apps from any device, anywhere;
2.	Enforce corporate security without impacting the user experience;
3.	Redefine enterprise security strategies to address a perimeter-less environment.

To solve these challenges, many organizations are in the early stages of investigating a zero trust security framework for their enterprise. Zero trust assumes that bad actors are already in the network and secure access is determined by a “never trust, always verify” approach.

MobileIron is an established player in the zero trust market, and a leader in mobile-centric, zero trust solutions that go beyond traditional approaches to security by utilizing a more comprehensive set of attributes to grant secure access. MobileIron products and services validate the device, establish user context, check application authorization, verify the network, and detect and mitigate threats before granting secure access to a device or user. We believe traditional identity-based and gateway approaches to zero trust fall short because they provide only limited visibility into devices, applications, and threats.

We are redefining how customers build a secure foundation in a perimeter-less world. Our security platform is built on the foundation of unified endpoint management (UEM) with additional zero trust capabilities including zero sign-on (ZSO), multifactor authentication (MFA), and mobile threat defense (MTD). Together these products and services create a more seamless mobile experience by automating access control decisions across users, endpoints, operating systems, clouds, networks, threats, and vulnerabilities so that only trusted resources can access corporate data.

Our Business Model

Our customers can deploy MobileIron solutions as either cloud services or on-premise software. They have historically been able to choose to purchase our on-premise software priced as a subscription or perpetual license.  However, we plan to discontinue the sale of on-premise software priced as a  perpetual license beginning the third quarter of 2020.  We target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our business model is based on winning new customers, growing existing customers through seat expansion and product upsell, and renewing subscriptions and software support agreements. Our channel partners include distributors, resellers, service providers, and system integrators. Our revenue grew to $205.2 million in 2019 and we have experienced growth in our customer base, having sold our platform to over 20,000 cumulative customers since 2009. In 2019, we generated over 80% of our revenue from recurring sources (subscriptions and software support agreements).

Our Products

The MobileIron zero trust security platform includes:

•

MobileIron Unified Endpoint Management (UEM) is a comprehensive security platform that provides the fundamental visibility and IT controls needed to secure, manage, and monitor any corporate or employee-owned mobile device or desktop that accesses business-critical data. UEM is a proven, secure, scalable, and enterprise-ready architecture that puts the user experience first while also maintaining the highest quality security standards. MobileIron’s partner ecosystem extends our policy engine through a set of APIs that enable other security and infrastructure solutions to either pull data from or trigger actions in the MobileIron UEM solution. MobileIron’s UEM solution can be deployed as either a cloud service (MobileIron Cloud) or as on-premises software (MobileIron Core), and supports Android, iOS, macOS, and Windows 10 mobile device end points.

•

MobileIron Access provides conditional access for a range of use cases including blocking untrusted devices and applications from accessing cloud services based on security posture and compliance. Access also provides zero sign-on (ZSO), a passwordless authentication solution for applications using mobile as their primary ID.  With ZSO, users do not have to repeatedly enter their passwords – enabling superior experience and reducing helpdesk IT costs. In addition, MobileIron Tunnel provides secure connectivity through a per-app VPN to connect applications to back-end services.

•

MobileIron Threat Defense (MTD) uses machine learning-based analytics to identify zero-day threats on a device, across networks, and within client applications,  and then initiates a security response, from notification to remediation of the threat.

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

Our Competitive Strengths

Customers buy the MobileIron solution when security, user experience, and unified endpoint management are priorities. Our strengths are:

•

Government-grade security. We protect data on the device and across the network and enforce secure access to back-end business services. This end-to-end approach simplifies the deployment of security policies for our customers. We were the first company to receive Common Criteria certification against Version 2.0 of the Protection Profile for Mobile Device Management. Common Criteria is an internationally recognized set of guidelines (ISO/IEC 15408) used by governments, banks, and other organizations to assess the security capabilities of technology products. We have been positioned in the Leaders Quadrant of the Gartner Magic Quadrant for Unified Endpoint Management (UEM), Enterprise Mobility Management (EMM), and Mobile Device Management (MDM) for nine years in a row because of our strength in modern security.   We have also been recognized for our zero trust solutions as the only UEM vendor and as a Strong Performer in the Forrester Wave: Zero Turst eXtended Ecosystem Providers. We have been granted 94 patents in our solution category as of December 31, 2019.

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

•

Global customer support organization. The capability and quality of our solution, combined with the strength of our global customer support organization, have been competitive differentiators.  We were named a 2019 Gartner Peer Insights Customers’ Choice for Unified Endpoint Management Tools for the third year in a row, scoring a higher customer satisfaction rating than all other UEM vendors. In 2018, we received our second straight year of the Service Capability & Performance (SCP) Standards certification for our customer support operations.

•

Platform extensibility and ecosystem breadth. We provide extensive product support across the OS ecosystem (Apple, Google, and Microsoft) with zero-day compatibility for new releases. Our AppConnect technology allows customers and independent software vendors (ISVs) to build applications that can be secured by MobileIron. Our ServiceConnect technology allows customers to deploy integrated workflows between MobileIron and their existing security and infrastructure solutions. We believe that our best-of-breed ecosystem is a competitive advantage over the single-stack lock-in of some of our competitors. As of December 31, 2019, our set of over 380 technology partners is the largest UEM ecosystem of secure applications and infrastructure.

Customers

Our customers include leading enterprises in a broad range of industries, including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology and telecommunications. No single industry verticals accounted for more than 20% of our billings in the three year period ended 2019. Medium to large enterprises accounted for a majority of our billings. We have sold our products to over 20,000 customers globally, including more than 500 companies on the Forbes Global 2000 Leading Companies list. Our channel partners include resellers, service providers, and system integrators. We recognized 42%, 42% and 47% of total revenue from customers with a billing address in the United States in 2019, 2018 and 2017, respectively. We recognized 16%, 16% and 13% of total revenue from customers with a billing address in Germany in 2019, 2018 and 2017, respectively. No other country exceeded 10% of the total revenue in 2019, 2018  or 2017.  AT&T, Inc., as a reseller, accounted for approximately 9%, 10% and 13% of our total revenue in 2019, 2018 and 2017, respectively. No end user of our products accounted for more than 5% of our total revenue in 2019,  2018 or 2017.

Backlog

As is typical in the software industry, we expect a significant portion of our software license orders to be received in the last month of each quarter. We do not believe that our backlog at any particular time is meaningful because it has historically been immaterial relative to our total revenue and is not necessarily indicative of future revenue in any given period.

Sales and Marketing

We sell the substantial majority of our products through indirect sales channels and, as a result, maintain a salesforce that works closely with our channel partners to develop sales opportunities. We have an outside salesforce focused on large organizations and an inside salesforce focused on mid-sized organizations. Our channel team works with our service providers to address small to mid-sized organizations. Our marketing team focuses on driving customer demand, building brand reputation, expanding market awareness, and enabling our internal and extended (channel) sales teams.

Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support and the technical training of our channel partners. Our sales organization is closely aligned with our customer success organization. Our sales cycle ranges from a few weeks for small businesses to many months for large enterprises.

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

Our competitors fall into three primary categories:

•	diversified technology companies such as Microsoft, VMware and IBM;
•	mobile specialists such as BlackBerry; and
•	mobile security vendors such as Lookout.

The principal competitive factors in our market include:

•	product features, reliability, performance and effectiveness;
•	price and total cost of ownership;
•	depth of customer relationships;
•	product extensibility and ability to integrate with other technology infrastructures;
•	flexibility between cloud and on-premise deployment;
•	mobile IT expertise and focus;
•	channel depth and breadth;
•	strength of sales and marketing efforts;
•	brand awareness and reputation; and
•	focus on customer service and success.

We believe that we compare favorably with our competitors on the basis of these factors. However, many of our competitors have substantially greater financial and technical resources, stronger name recognition, larger sales and marketing budgets, broader distribution and more entrenched relationships. Some of them embed their competitive solutions into broader software and services bundles. For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We pursue registration of our patents, trademarks and domain names in the United States and certain locations outside the United States. We actively seek patent protection covering inventions originating from the Company and acquire patents we believe may be useful or relevant to our business. As of December 31, 2019, we owned 94 patents worldwide covering various innovations of our modern unified endpoint management (UEM) and zero sign-on (ZSO) technology. The U.S. patents have expiration dates ranging from July 28, 2028 to September 3, 2039.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available outside the United States. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.

Companies in the mobile and other technology industries or non-practicing entities may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We have faced, currently face, and expect to face in the future, suits or allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including those of our competitors and non-practicing entities.

Employees

As of December 31, 2019, we had 870 full-time employees, 318 of whom were primarily engaged in research and development, 276 of whom were primarily engaged in sales and marketing, 166 of whom were primarily engaged in customer success and 110 of whom were primarily engaged in administration and finance. Of our full-time employees, 399 employees were located outside of the United States. None of our United States employees are represented by a labor organization or are party to any collective bargaining arrangement. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Facilities

Our principal executive office is located in Mountain View, California and includes one building totaling approximately 43,000 square feet under a  lease expiring in May 2023. We have additional office locations in the United States and in various international locations, including offices in the United Kingdom, Netherlands, Germany, Japan, Singapore and India.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it is not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2019, we have not received any material written claim for indemnification.

Corporate Information

Our principal executive offices are located at 490 East Middlefield Road, Mountain View, CA 94043, and our telephone number is (650) 919-8100. Our website is www.mobileiron.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

Risks Related to Our Business and Industry

We operate in an industry that is rapidly evolving, and we may be unsuccessful in response to these changes.

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

We have incurred net losses each year since our inception, including net losses of $48.8 million, $43.1 million and $53.4 million in 2019, 2018 and 2017, respectively. As of December  31, 2019, our accumulated deficit was $452.9 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. The timing and size of sales of our solutions makes our revenue highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Historically, a substantial portion of our bookings and revenue has been generated from sales of software solutions sold as perpetual licenses or on-premise subscriptions that generate up-front revenue, which tend to close near the end of a given quarter. Further, our customers’ and prospective customers’ buying patterns and sales cycles can vary significantly from quarter to quarter and are not subject to an established pattern over the course of a quarter. Accordingly, at the beginning of a quarter, we have limited visibility into the level of sales that will be made in that quarter. Further, we plan to discontinue the sale of on-premise software priced as a perpetual license beginning the third quarter of 2020, which will result in a short-term decline in license revenue and may make total revenue difficult to predict for a period of time. If expected revenue at the end of any quarter is reduced or delayed for any reason, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results or other key metrics for a given quarter.

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

—

variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license basis versus a subscription or monthly recurring contract, or MRC, basis[1]; considering the anticipated discontinuance of the sale of on-premise software priced as a perpetual license beginning in the third quarter of 2020;

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

1In the MRC model, revenue is based on active devices or users of the service provider’s customer based on billings reported to us by the service provider on a monthly basis over time and billed by us one month in arrears. Under the usage-based MRC model, we receive no revenue for MRC at the time the deal is booked, but instead the MRC is billed and revenue is recognized each month based on active usage. Unlike one-year and other term subscriptions, MRC is not reflected in unearned revenue unless the customer commits for a longer period of time.

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

Further, existing customers that purchase our solutions have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and it is difficult to accurately predict our customer expansion or renewal rates. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets, the pricing and breadth of our solutions compared with the solutions offered by our competitors, and the impact of our competitors’ selling UEM or mobile security as a component of a broader suite, any of which may cause our revenue to grow more slowly than expected, if at all. Competition from larger companies has in the past and may in the future lengthen the renewal process and require us to recompete for renewal business.

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

Further, we may be required to commit significant resources to developing new solutions before knowing whether our investments will result in solutions that the market will accept. We are in the process of phasing out our older cloud-based product in favor of MobileIron Cloud, our newer and more scalable cloud-only platform. The failure to successfully market MobileIron Cloud as a replacement and improvement to our older cloud-based product or the failure of our current on-premise customers and prospective customers to adopt MobileIron Cloud for any reason could result in a decline in our revenue.

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

Finally, all of our additional solutions require customers to use our MobileIron platform, whether deployed on-premise or through our cloud service. As such, virtually all of our revenue depends on the continued adoption and use of the MobileIron platform. If customers and prospective customers decided to stop using or purchasing the MobileIron platform, our product strategy and business would be harmed.

An increasing portion of our sales has been generated from subscription licenses, which involves certain risks.

An increasing portion of our sales has been generated from subscription licenses, and we plan to discontinue the sale of on-premise software priced as a perpetual license beginning in the third quarter of 2020. This shift towards subscription licensing, and differing revenue recognition patterns between the different types of subscriptions that we offer under the new revenue accounting guidelines, present a number of risks to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement as compared to sales of perpetual licenses, which are recognized up-front at the time of delivery. Under the new revenue accounting guidelines, a portion of subscriptions to on-premises software is recognized up-front, while the remainder of the subscription is recognized over the subscription term. That revenue recognition pattern is different from subscriptions to cloud offerings, for which all revenue is recognized ratably over the term of the subscription. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. MRC revenue, which is currently included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle. In addition, service providers may bundle our solution with their offerings and price aggressively, which could result in a decrease in MRC billings. These factors could negatively affect our cash flow to the extent subscription revenue includes MRC revenue.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel. Over the last five years, we have experienced substantial turnover in our sales, engineering and executive teams, and this could continue in the future. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

Because our customers use our solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. In certain instances, our customers have stopped using or failed to expand use of, our solutions as a result of defects, and this may happen in the future.  In addition, customers may delay or withhold payment to us, elect not to renew and make warranty claims or other claims against us. In addition, we rely on positive customer experiences in order to sell additional products to other customers or sell to new customers. Defects or disruptions in our solutions could result in reputational harm and loss of future sales. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our development efforts, damage our reputation and the reputation of our solutions, cause significant customer relations problems can result in product liability claims, and negatively impact our stock price.

Security breaches and other disruptions of our information systems could significantly impair our operations, compromise our ability to conduct our business and deliver our products and services, and result in significant data losses, theft of our intellectual property, significant liability, damage to our reputation, and loss of current and future business.

We rely on our IT systems for almost all of our business operations, including internal operations, product development, sales and marketing, and communications with customers and other business partners. The secure processing, maintenance and transmission of both our own sensitive information and our customers’ data is critical to our operations and business strategy. Despite our security measures, our information technology systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, compromised networks of our third party service providers, malfeasance or other disruptions. While we have incurred no material cyber-attacks or security breaches to date, any cyber security attack could result in the damage, loss, theft or misappropriation of our proprietary information or our customers’ data and/or cause interruptions of our internal business operations or the delivery of our solutions to customers. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or readily detect or take remedial action against an attack. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. We also depend on our employees to handle confidential data appropriately and deploy our information resources in a secure fashion that does not expose our network systems to security breaches and the loss of data. Any breach as a result of cyber criminals or employee malfeasance or error could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Our insurance may not be sufficient to cover all of our losses from any future breaches of our systems. We have also outsourced a number of our business functions to third parties, and we rely on distributors, resellers, system vendors, and system integrators to sell our products and services. Thus our business operations also depend, in part, on their cybersecurity measures. Any material cyber-related incident, including unauthorized access, disclosure or other loss of information, could result in legal claims or proceedings, investigations by law enforcement or regulatory bodies, liability under laws that protect the confidentiality of personal information, regulatory penalties, could disrupt our operations and the solutions we provide to customers, could compromise our ability to protect our intellectual property rights, could damage our reputation, which could adversely affect our business, financial condition, and operating results, and could negatively impact our stock price.

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

We currently host our cloud service from third-party data center facilities operated by providers such as AWS, which are located around the world. Any damage to, or failure of, our cloud service that is hosted by these third parties, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team and need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. In some cases, we have entered into contractual service level commitments to maintain uptime of at least 99.9% for our cloud services platform and if we or our third-party data center facilities fail to meet these service level commitments, we may have to issue credits to these customers. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We may not be able to rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data and business.

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

Our service provider partners often provide support to our customers and enter into similar agreements directly with our mutual customers to host our software and/or provide other value-added services. Our agreements and operating relationships with our service provider partners are complex and require a significant commitment of internal time and resources. In addition, our service provider partners are large corporations with multiple strategic businesses and relationships, and thus our business may not be significant to them in the overall context of their much larger enterprise. These partnerships may require us to adhere to outside policies, which may be administratively challenging and could result in a decrease in our ability to complete sales. Even if the service provider partner considers us to be an important strategic relationship, internal processes at these large partners are sometimes difficult and time-consuming to navigate. Thus, any loss of a major channel partner or failure of our channel strategy could adversely affect our business. AT&T, as a reseller, is our largest service provider partner and was responsible for 9% of our total revenue in 2019.

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

The implementation of GDPR has led other jurisdictions to enact, amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.  For example, the California Consumer Privacy Act of 2018 (“CCPA”) came into effect on January 1, 2020.  The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. California Attorney General (“AG”) Xavier Becerra issued draft regulations on October 11, 2019 and February 10, 2020 to guide covered businesses’ implementation of the CCPA. The regulations address several CCPA provisions that explicitly call for the AG’s input, as well as others that have been the subject of confusion, criticism, or discussion.  Because of this, we will need to engage in additional, ongoing compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer rights with respect to their data. If we are unable to meet these standards, our business could be harmed.

.

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

In our agreements with customers and channel partners, in the indemnification provisions we typically agree to defend and settle claims by third parties of intellectual property infringement and sometimes other third party claims. If any such indemnification obligations are triggered, we could face substantial liabilities or be forced to make changes to our solutions or terminate our customer agreements and refund monies. In addition, provisions regarding limitation of liability in our agreements with customers or channel partners may not be enforceable in some circumstances or jurisdictions or may not protect us from claims and related liabilities and costs. We maintain insurance to protect against certain types of claims associated with the use of our solutions, but our insurance may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of and divert management’s time and other resources. Furthermore, any legal claims from customers and channel partners could result in reputational harm and the delay or loss of market acceptance of our solutions.

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

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of total revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. In addition, the type of budget (operating versus capital) available to a customer has affected its decision to purchase a perpetual license or a subscription license but we expect the type of budget available to be a less significant factor going forward as we plan to discontinue our sales of perpetual licenses beginning the third quarter of 2020. As our rate of growth has slowed, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

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

The UK’s exit from the EU may have a negative effect on global economic conditions, financial markets and our business.

The United Kingdom’s (UK) formal exit from the European Union (EU) on January 31, 2020, commonly referred to as “Brexit,” has created significant uncertainty concerning the future relationship between the UK and the EU and the impact on global markets. It is unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect us. Economic and political uncertainty stemming from Brexit may cause our enterprise customers to freeze or decrease their spending on our products. Brexit may also adversely affect and delay our ability to market and sell our products in the UK or may increase our costs of doing business in the UK due to risks such as regulatory uncertainty. In particular, for UK personal data we process, we remain subject to the requirements of the GDPR during the post-Brexit transition period under the EU Withdrawal Agreement. Subsequently, we will be subject to UK data protection legislation. The UK is expected to transpose the protections of the GDPR into UK law after the Brexit transition period, which will end on December 31, 2020. Furthermore, withdrawal of the UK from the EU may also adversely affect European and global economic and market conditions, which may cause our customers outside of the UK to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could have a material adverse impact on our business, financial condition and results of operations.

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

If we are unable to maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act)

requires that we furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. Management’s assessment needs to include disclosure of any material weaknesses identified in our internal controls over financial reporting. As of December 31, 2019 and in future periods, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. Maintenance of internal controls over financial reporting can be time-consuming and costly. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes. Moreover, the revenue recognition guidance, Topic 606 – Revenue from Contracts with Customers, requires significant judgments that we must apply when accounting for revenue.

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

We have been sued by non-practicing entities, or NPEs, for patent infringement in the past and may be sued by NPEs in the future. While we have settled such litigation in the past, these lawsuits, with or without merit, require management attention and can be expensive. In addition, we received a letter in August 2019 from BlackBerry Ltd. asserting that our products and software infringe BlackBerry’s patents, and that we should take a license to its portfolio. We have retained counsel and are evaluating BlackBerry’s letter, as well as potential counterclaims against BlackBerry. BlackBerry did not specify any amount of damages in its August 2019 letter, and the parties are negotiating a potential resolution of the dispute. Should any lawsuit be filed by BlackBerry, we intend to defend ourselves vigorously.

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

We rely on third party software and intellectual property licenses and if we are unable to obtain or renew software or licenses on commercially reasonable terms, it could harm our business.

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

We derive a significant portion of our revenues from customers outside the United States. In 2019,  2018 and 2017,  58%, 58%, and 53% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2019, approximately 46% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	burdens of complying with a wide variety of foreign laws, including heightened concerns and legal requirements relating to data security and privacy;

—	economic or political instability and security concerns in countries outside the United States in which we operate or have customers;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	difficulties and costs of attracting and retaining employees and managing foreign operations;

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries;

—	variability of foreign economic, political and labor conditions; and

—	the impact of natural disasters and public health epidemics on our employees, channel partners and the global economy, such as the recent outbreak of coronavirus, first identitified in China.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through December 31, 2019.  These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

—	failure to meet quarterly guidance with regard to revenue, ARR, cash flow or other key metrics;

—	price and volume fluctuations in the overall stock market from time to time;

—	volatility in the market prices and trading volumes of high technology stocks;

—	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

—	sales of shares of our common stock by us or our stockholders;

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 35% of the outstanding shares of our common stock as of December  31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At December  31, 2019, we have 112,725,391 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

On June 14, 2017, our shareholders approved in a proxy vote the amendment of our 2014 Employee Stock Purchase Plan, or ESPP, to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. In February of 2018, we issued 1,220,822 shares of common stock under our 2017 Executive and Non-Executive Bonus Plans.  In February of 2019, we issued 1,338,220 shares of common stock under our 2018 Executive and Non-Executive Bonus Plans. In February 2020, we issued 1,061,165 shares of common stock under our 2019 Non-Executive Bonus Plan. The issuance of shares of common stock under RSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in the first quarter of our fiscal year 2018, we adopted accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which most significantly changed the timing of revenue recognition for on-premise subscriptions. There could be additional changes to accounting principles in the future. Any difficulties in adequately accounting new accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Mountain View, California and include one building totaling approximately 43,000 square feet under a  lease expiring in May 2023. We have additional office locations in the United States and in various international locations, including offices in the United Kingdom, Germany, Netherlands, Japan, Singapore and India.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2019, we have not received any material written claim for indemnification.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.0001 par value per share, is listed on the Nasdaq Global Select Market under the symbol “MOBL”.

Holders of Record and Dividends

As of February 15, 2020, there were 17 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative total return attained by stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index (^IXIC) and Nasdaq Computer Index (^IXCO). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

MobileIron, Inc. Comparison of Total Return Performance

$300
$250
$200
$150
$100
$50
$0
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
MobileIron, Inc.
Nasdaq Computer Index
Nasdaq Composite Index

	Base Period
Company/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
MobileIron, Inc.	$100.00	$36.24	$37.65	$39.16	$46.08	$48.80
Nasdaq Computer Index	100.00	106.24	119.28	165.52	159.43	239.67
Nasdaq Composite Index	100.00	105.73	113.66	145.76	140.10	189.45

Repurchases of Common Stock during the Three Months Ended December 31, 2019

Repurchase Program

In October 2018, the Company’s Board of Directors approved a common stock repurchase program (“Repurchase Program”) whereby the Company is authorized to purchase up to a maximum of $25 million of its common stock, subject to compliance with applicable law and the limitations in the Company’s credit facilities on stock repurchases.

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of future repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the Repurchase Program through October 2020, unless extended or shortened by the Company’s Board of Directors. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion. The repurchases will continue to be funded from available working capital and are subject to compliance with the terms and limitations of the Company’s credit facilities.

All shares repurchased under the Repurchase Program have been made in the open market.

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

In the fourth quarter of 2019, we withheld 83,327 shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for restricted stock units that vested for some of our executive officers.

The following table provides a summary of the Company’s repurchase of common stock under the Repurchase Program and shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive programs in the three months ended December 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2019 through October 31, 2019	—	$—	—	$12,544,543
November 1, 2019 through November 30, 2019	274,681	$4.82	191,354	$11,620,641
December 1, 2019 through December 31, 2019	374,490	$4.70	374,490	$9,859,153
Total shares repurchased	649,171	$4.75	565,844	$9,859,153

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

The consolidated statement of operations data for 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. See Note 1 – Description of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion. The statement of operations data for 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 is derived from audited financial statements not included in this Annual Report on Form 10-K. The statement of operations data for 2019, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2019, 2018, 2017 and 2016 are based on the new accounting standards related to revenue recognition that we adopted in 2018. The balance sheet data as of December 31, 2019 reflects the new accounting standards related to lease accounting that we adopted in 2019. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenue
Cloud services	$67,034	$50,714	$38,728	$31,093	$48,080
License	49,469	59,338	64,035	66,347	53,512
Software support and services	88,733	83,140	76,995	68,742	47,706
Total revenue	205,236	193,192	179,758	166,182	149,298
Cost of revenue
Cloud services	21,370	12,719	8,847	8,374	7,181
License	2,004	3,270	2,203	2,896	2,881
Software support and services	18,715	18,933	19,176	19,097	18,115
Restructuring charge(2)	300	—	311	181	—
Total cost of revenue(1)	42,389	34,922	30,537	30,548	28,177
Gross profit	162,847	158,270	149,221	135,634	121,121
Operating expenses
Research and development(1)	79,556	78,047	75,350	67,398	61,871
Sales and marketing(1)	97,519	94,204	96,807	102,327	105,520
General and administrative(1)	30,565	28,880	28,091	29,695	36,037
Litigation settlement charge	—	—	1,143	—	—
Restructuring charge(2)	3,282	—	1,038	871	1,049
Total operating expenses	210,922	201,131	202,429	200,291	204,477
Operating loss	(48,075)	(42,861)	(53,208)	(64,657)	(83,356)
Other income (expense) - net	1,361	1,124	988	145	(274)
Loss before income taxes	(46,714)	(41,737)	(52,220)	(64,512)	(83,630)
Income tax expense	2,132	1,347	1,142	982	852
Net loss	$(48,846)	$(43,084)	$(53,362)	$(65,494)	$(84,482)
Net loss per share, basic and diluted	$(0.44)	$(0.42)	$(0.57)	$(0.76)	$(1.07)
Weighted-average shares used to compute net loss per share, basic and diluted	109,973	102,527	93,770	85,845	78,755

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Stock-Based Compensation Expense:
Cost of revenue	$5,095	$5,006	$3,772	$3,043	$2,774
Research and development	14,610	15,981	14,520	11,728	10,607
Sales and marketing	8,663	9,464	8,659	10,474	9,508
General and administrative	7,436	7,985	6,780	9,144	5,902
Total stock-based compensation expense	$35,804	$38,436	$33,731	$34,389	$28,791

(2)  Restructuring charges included in cost of sales are related to actions taken in our Customer Success and data center operations organizations and charges included in operating expenses are related to actions taken in research and development, sales and marketing, and general and administrative functions.

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,415	$104,613	$85,833	$54,043	$47,234
Short-term and long-term investments	—	1,000	6,797	36,184	51,670
Working capital	41,971	60,194	56,964	68,222	66,568
Total assets	212,430	210,387	184,440	174,655	161,114
Unearned revenue	118,211	105,837	77,022	60,588	69,875
Customer arrangements with termination rights	16,130	19,367	19,546	14,198	—
Accumulated deficit	(452,913)	(404,067)	(360,983)	(307,621)	(275,205)
Total stockholders' equity	$35,998	$54,117	$59,552	$75,581	$68,139

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

Mobile and cloud computing are the catalysts for modern work and the digital workplace. Mobile empowers employees to make better decisions and take faster actions because the information and tools they need to do their jobs are always available from anywhere. Cloud is transforming IT, Security and DevOps and has accelerated how the developer ecosystem builds and rolls out innovative services enabling unparalleled user experience.

However, this comes with new risks. The traditional, locked-down, perimeter-based approach to security no longer applies to mobile endpoints and cloud services that operate outside the corporate network. Data no longer resides behind the firewall on locked-down PCs and servers, and so it cannot be secured by legacy firewall-based solutions. Instead, data is spread across a wide variety of modern endpoints including Android, iOS, macOS, Chrome OS and Windows 10, as well as cloud services such as Box, Concur, Microsoft Office 365, Netsuite, Salesforce, Workday and custom cloud applications that are hosted on cloud infrastructure providers like AWS or on-premise.

This shift to mobile and cloud technologies introduces three main challenges that CIOs and CISOs need to address to realize their secure digital workplace:

1.	Drive business innovation by allowing employees to securely use mobile, cloud, services and on-premises apps from any device, anywhere;
2.	Enforce corporate security without impacting the user experience;
3.	Redefine enterprise security strategies to address a perimeter-less environment.

To solve these challenges, many organizations are in the early stages of investigating a zero trust security framework for their enterprise. Zero trust assumes that bad actors are already in the network and secure access is determined by a “never trust, always verify” approach.

MobileIron is an established player in the zero trust market, and a leader in mobile-centric, zero trust solutions that go beyond traditional approaches to security by utilizing a more comprehensive set of attributes to grant secure access. MobileIron products and services validate the device, establish user context, check application authorization, verify the network, and detect and mitigate threats before granting secure access to a device or user. We believe traditional identity-based and gateway approaches to zero trust fall short because they provide only limited visibility into devices, applications, and threats.

We are redefining how customers build a secure foundation in a perimeter-less world. Our security platform is built on the foundation of unified endpoint management (UEM) with additional zero trust capabilities including zero sign-on (ZSO), multifactor authentication (MFA), and mobile threat defense (MTD). Together these products and services create a more seamless mobile experience by automating access control decisions across users, endpoints, operating systems, clouds, networks, threats, and vulnerabilities so that only trusted resources can access corporate data.

Our customers can deploy MobileIron solutions as either cloud services or on-premise software. They have historically been able to choose to purchase our on-premise software priced as a subscription or perpetual license.  However, we plan to discontinue the sale of on-premise software priced as a  perpetual license beginning the third quarter of 2020. We target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

Our total revenue in 2019, 2018 and 2017 was $205.2 million, $193.2 million and $179.8 million, respectively, representing an increase of 6% from 2018 to 2019 and 7% from 2017 to 2018.

Revenue from cloud services, licenses and software support and services represented 33%, 24%  and 43% of total revenue, respectively, in 2019,  26%, 31% and 43% of total revenue, respectively, in 2018, and 22%, 35% and 43% of total revenue, respectively, in 2017. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 84%, 78% and 72% of total revenue in 2019,  2018 and 2017, respectively.

Our cloud services revenue in 2019, 2018 and 2017 was $67.0 million, $50.7 million and $38.7 million, respectively, representing an increase of 32% from 2018 to 2019 and 31% from 2017 to 2018. This growth reflects our customers’ preference to purchase cloud services, and contributions from MobileIron Threat Defense and Access.  When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in 2019, 2018 and 2017 was $49.5 million, $59.3 million and $64.0 million, respectively, representing a decrease of 17% from 2018 to 2019 and 7% from 2017 to 2018. The decline in license revenue was primarily due to a decrease in revenue from perpetual licenses, partially offset by an increase in license fees recognized from on-premise subscriptions. We have generally seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions rather than perpetual licenses.  License fees recognized from on-premise subscription do not generate as much revenue as perpetual licenses. After we discontinue the sale of perpetual licenses beginning the third quarter of 2020, license revenue may decrease more dramatically for a period of time.

Our software support and services revenue in 2019, 2018 and 2017 was $88.7 million, $83.1 million and $77.0 million, respectively, representing an increase of 7% from 2018 to 2019 and 8% from 2017 to 2018. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premise subscriptions, renewals of on-premise subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our Annual Recurring Revenue (or “Total ARR”) at December 31, 2019 was $179.5 million compared to $162.6 million at December 31, 2018, representing a growth rate of 10%. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

We sell a significant portion of our products through our channel partners, including resellers, service providers and system integrators.  Our sales force develops sales opportunities and works closely with our channel partners to sell our solutions. We have a high touch sales force focused on large organizations, inside sales teams focused on mid-sized enterprises and sales teams that work with service providers that focus on smaller businesses. We prioritize our internal sales and marketing efforts on mid-sized to large organizations because we believe that they represent the largest potential opportunity.

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In 2019, 2018 and 2017,  58%, 58% and 53%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $48.8 million, $43.1 million and $53.4 million in 2019, 2018 and 2017, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including likely continued mix shift towards cloud subscription licensing, discontinuation of perpetual licenses sales for our on-premise solution beginning the third quarter of 2020, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties,  our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into our business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity. Further, because our licensing models have different revenue recognition patterns, changes in our licensing model mix make our financial results difficult to predict.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a GAAP basis, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share, and free cash flow. Non-GAAP financial measures exclude stock-based compensation, the amortization of intangible assets, a litigation settlement charge, and restructuring charges.

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

Restructuring charges

In our non-GAAP financial measures, we have excluded the effect of the severance and other expenses related to reductions in our workforce, contract termination costs, and costs associated with the exit of office facilities. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

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

We monitor the following non-GAAP financial measures:

	For the year ended December 31,
(in thousands, except percentages and per share data)	2019	2018	2017
Non-GAAP gross profit	$168,242	$163,376	$153,849
Non-GAAP gross margin	82.0%	84.6%	85.6%
Non-GAAP operating loss	$(8,689)	$(4,325)	$(16,440)
Non-GAAP operating margin	(4.2)%	(2.2)%	(9.1)%
Non-GAAP net loss	$(9,460)	$(4,548)	$(16,594)
Non-GAAP net loss per share	$(0.09)	$(0.04)	$(0.18)
Free cash flow	$(3,924)	$12,201	$(3,418)

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	For the year ended December 31,
	2019	2018	2017
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$162,847	$158,270	$149,221
Add: Stock-based compensation expense	5,095	5,006	3,772
Add: Amortization of intangible assets	—	100	545
Add: Restructuring charge	300	—	311
Non-GAAP gross profit	$168,242	$163,376	$153,849
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	79.3%	81.9%	83.0%
GAAP to non-GAAP gross margin adjustments	2.7	2.7	2.6
Non-GAAP gross margin	82.0%	84.6%	85.6%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(48,075)	$(42,861)	$(53,208)
Add: Stock-based compensation expense	35,804	38,436	33,731
Add: Amortization of intangible assets	—	100	545
Add: Litigation settlement charge	—	—	1,143
Add: Restructuring charge	3,582	—	1,349
Non-GAAP operating loss	$(8,689)	$(4,325)	$(16,440)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(23.4)%	(22.2)%	(29.6)%
GAAP to non-GAAP operating margin adjustments	19.2	20.0	20.5
Non-GAAP operating margin	(4.2)%	(2.2)%	(9.1)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(48,846)	$(43,084)	$(53,362)
Add: Stock-based compensation expense	35,804	38,436	33,731
Add: Amortization of intangible assets	—	100	545
Add: Litigation settlement charge	—	—	1,143
Add: Restructuring charge	3,582	—	1,349
Non-GAAP net loss	$(9,460)	$(4,548)	$(16,594)
Non-GAAP net loss per share reconciliation:
GAAP net loss per share	$(0.44)	$(0.42)	$(0.57)
Add: Stock-based compensation expense per share	0.32	0.38	0.36
Add: Amortization of intangible assets per share	—	—	0.01
Add: Litigation settlement charge per share	—	—	0.01
Add: Restructuring charge per share	0.03	—	0.01
Non-GAAP net loss per share	$(0.09)	$(0.04)	$(0.18)
Free cash flow:
Net cash provided by (used in) operating activities	$(2,406)	$14,157	$3,036
Purchase of property and equipment	(1,518)	(1,956)	(6,454)
Free cash flow	$(3,924)	$12,201	$(3,418)

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

ARR metrics as of December 31, 2019 and 2018 were as follows (unaudited):

	December 31,
(in millions, except percentages)	2019	2018
Total ARR	$179.5	$162.6
Year-over-year percentage increase	10%	20%
Subscription ARR	$113.9	$95.9
Year-over-year percentage increase	19%	32%
Perpetual license support ARR	$65.6	$66.7
Year-over-year percentage increase (decrease)	(2)%	6%

Factors Affecting our Performance

Market Adoption of Enterprise Mobility

We are affected by the pace at which enterprises adopt mobility into their business processes and purchase and expand a mobile security platform. Because our prospective customers often do not have a separate budget for mobile security products, we invest in marketing efforts to increase market awareness, educate prospective customers and drive adoption of our platform. The degree to which prospective customers recognize the mission-critical need for mobile security solutions and deploy mobile applications to enhance employee productivity will determine the customer demand for our solutions. We believe our rate of growth will also be positively correlated to the importance prospective customers place on securing their mobile data.

Customer Preference for Best-of-Breed vs. Suite

While we believe we are the best-of-breed platform in our industry, our market is intensely competitive and we expect competition to increase in the future from established competitors that have greater resources, customer bases and brand recognition, and new market entrants. Many of our competitors sell enterprise mobility management or mobile security as a component of a broader suite. We believe the degree to which prospective customers view our value proposition as differentiated will determine the customer demand for our solutions. For example, the level of security desired, the preservation of the native experience on end user devices, and the ability of the solution to work with multiple cloud offerings are evaluated by our prospective customers as they make buying decisions.

Investment in our Ecosystem

We have invested, and intend to continue to invest, in expanding the breadth and depth of our ecosystem and partnerships. We expect to invest in research and development to enhance the application and technology integration capabilities of our platform. We are also enhancing our solution to allow native applications written to operating systems specifications to be seamlessly integrated. The degree to which we expand our base of ecosystem partners will increase the value of our platform for our customers, which could lead to an increased number of new customers as well as renewals and follow-on sales opportunities.

Ability to Improve and Grow Our Worldwide Sales Channels

We have invested, and intend to continue to invest, in improving our sales operations to drive additional revenue and support the growth of our customer base. We work with our channel partners to identify and acquire new customers as well as pursue follow-on sales opportunities. We need to further leverage our channel by training existing and new partners to independently sell and support our products. Newly-hired sales personnel typically require several months to become productive and turnover of productive sales personnel can inhibit our revenue growth. All of these factors will influence timing and overall levels of sales productivity, impacting the rate at which we will be able to acquire customers to drive revenue growth.

Expansion,  Upsell and Renewal within Existing Customer Base

After the initial sale to a new customer, we focus on providing increased value expanding our relationship with such customer by selling additional licenses and subscriptions. To increase our revenue, in addition to customers’ renewing their subscriptions or support contracts with us, it is important that our customers expand device license count and purchase additional products, including products such as MobileIron Threat Defense and Access. Additional sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. Accordingly, our revenue growth will depend in part on customers’ renewing their existing agreements with us and the degree to which and our expansion and upsell sales strategy is successful. Our customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets, the pricing and breadth of our solutions compared with the solutions offered by our competitors, and the impact of our competitors’ selling UEM or mobile security as a component of a broader suite, any of which may cause our revenue to grow more slowly than expected.

Mix of Cloud Subscription, On-premise Subscription and Perpetual License Revenue

We have historically offered our solutions priced as subscriptions and perpetual licenses and we are seeing broader market acceptance of our subscription licensing model from new customers. Beginning the third quarter of 2020, we plan to discontinue sales of perpetual licenses.  We expect the proportion of subscription revenue to our total revenue to continue to increase over time and we would expect the transition to accelerate in the second half of 2020 after discontinuing sales of perpetual licenses. We have also seen our cloud subscriptions increase as a proportion of our total revenue and expect this trend to continue. Under the current revenue accounting standard, revenue associated with the license portion of on-premise term subscriptions is recognized up-front with the remainder being recognized over the subscription term whereas all cloud subscription revenue is recognized ratably over the subscription term. Such differences in accounting treatment for on-premise and cloud subscriptions may cause revenue to fluctuate and to be less predictable on a quarterly basis.

Ability to Scale Operations

We plan to continue to invest for future growth, in part by making selective investments in research and development, and, to a lesser degree, in sales and marketing. We will continue to incur significant accounting, legal and other expenses in order to comply with rules and regulations associated with being a public company, which included,  starting in 2019, our independent registered public accounting firm attesting to the effectiveness of our internal controls over financial reporting and, beginning 2020, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.   At the same time, we will need to increase our operating efficiency, which may be challenging given our rate of technology change, operational complexity, and expenses associated with being a public company. In addition, if we generate an increasing proportion of our revenue from cloud subscriptions and from sales of royalty-bearing products such as our MobileIron Threat Defense, it will continue to put pressure on our gross margin.

Components of Operating Results

Revenue

Cloud Services

Cloud services include sales of cloud-based solutions that allow customers to use hosted software over a contract period without taking possession of our software and are typically provided on a subscription or usage basis. We recognize revenue from cloud-based subscriptions ratably over the term of the subscriptions or, if usage based, as the usage is billed.

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premises subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than  2% of total revenue in each of 2019, 2018 and 2017.

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

Cost of Revenue

Cloud Services

Our cloud services cost of revenue consists of cloud service data center operations expense, the portion of our global Customer Success organization (See Software support and services below) associated with our cloud services business, and third-party royalties. Cloud service data center operations expenses primarily consist of personnel costs, stock-based compensation, third-party hosting facilities, telecommunication and information technology costs. We expect cloud services cost of revenue to increase if we continue to increase sales of MobileIron Threat Defense or other royalty-bearing cloud solutions and as we scale our data center operations team and infrastructure to support our growing cloud business.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of RSU grants and achievement under stock-settled bonus plans.

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

Litigation Settlement Charge

The 2017 litigation settlement charge was expense associated with the settlement of shareholder litigation.

Restructuring Charges

Restructuring charges consist of severance,  severance-related costs, contract termination costs, and costs to exit facilities.  Our restructuring actions were designed to align our cost structure with our expected growth rate. Restructuring charges may recur in the future; however, the timing and amounts are difficult to predict.

Other Income (Expense)—Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and fixed income securities and the effect of exchange rates on our foreign currency-denominated asset and liability balances and foreign currency transactions. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations.

Income Tax Expense

Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, research and development tax credits, capitalized research and development and other book versus tax differences.

Consolidated Results of Operations

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2019	2018	2017
Revenue
Cloud services	$67,034	$50,714	$38,728
License	49,469	59,338	64,035
Software support and services	88,733	83,140	76,995
Total revenue	205,236	193,192	179,758
Cost of revenue (1)
Cloud services	21,370	12,719	8,847
License	2,004	3,270	2,203
Software support and services	18,715	18,933	19,176
Restructuring charge	300	—	311
Total cost of revenue	42,389	34,922	30,537
Gross profit	162,847	158,270	149,221

Operating expenses:
Research and development (1)	79,556	78,047	75,350
Sales and marketing (1)	97,519	94,204	96,807
General and administrative (1)	30,565	28,880	28,091
Litigation settlement charge	—	—	1,143
Restructuring charge	3,282	—	1,038
Total operating expenses	210,922	201,131	202,429
Operating loss	(48,075)	(42,861)	(53,208)
Other income (expense) - net	1,361	1,124	988
Loss before income taxes	(46,714)	(41,737)	(52,220)
Income tax expense	2,132	1,347	1,142
Net loss	$(48,846)	$(43,084)	$(53,362)
Net loss per share, basic and diluted	$(0.44)	$(0.42)	$(0.57)
Weighted-average shares used to compute net loss per share, basic and diluted	109,973	102,527	93,770

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2019	2018	2017
Cost of revenue	$5,095	$5,006	$3,772
Research and development	14,610	15,981	14,520
Sales and marketing	8,663	9,464	8,659
General and administrative	7,436	7,985	6,780
Total	$35,804	$38,436	$33,731

	Year ended December 31,
	2019	2018	2017
Revenue
Cloud services	33%	26%	22%
License	24	31	35
Software support and services	43	43	43
Total revenue	100	100	100
Cost of revenue
Cloud services	10	7	5
License	1	1	1
Software support and services	9	10	11
Restructuring charge	0	—	0
Total cost of revenue	20	18	17
Gross profit	80	82	83
Operating expenses:
Research and development	39	40	42
Sales and marketing	48	49	54
General and administrative	15	15	16
Litigation settlement charge	—	—	1
Restructuring charge	2	(0)	0
Total operating expenses	103	104	113
Operating loss	(23)	(22)	(30)
Other income (expense) - net	1	1	1
Loss before income taxes	(22)	(21)	(29)
Income tax expense	1	1	1
Net loss	(23)%	(22)%	(30)%

Years ended December 31, 2019 and 2018

Revenue

			Change
(in thousands,	For the year ended December 31,		2019 vs 2018
except percentages)	2019	2018	Amount	%
Cloud services	$67,034	$50,714	$16,320	32%
License	49,469	59,338	(9,869)	(17)
Software support and services	88,733	83,140	5,593	7
Total revenue	$205,236	$193,192	$12,044	6%

Percentage of total revenue
Cloud services	33%	26%
License	24	31
Software support and services	43	43
	100%	100%

	For the year ended December 31,				Change
	2019		2018		2019 vs 2018
		% of		% of
(in thousands,		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$86,715	42%	$82,033	42%	$4,682	6%
International	118,521	58	111,159	58	7,362	7
Total revenue	$205,236	100%	$193,192	100%	$12,044	6%

Comparison of 2019 and 2018

Cloud services revenue increased $16.3 million, or 32%, in 2019 compared to 2018, which we believe was attributable to our customer’ preference for solutions sold under a cloud-based delivery model and contributions from sales of Access and MobileIron Threat Defense.

License revenue decreased $9.9 million, or 17%, in 2019 compared to 2018 primarily due to a continued slowdown in perpetual license orders and a shift in favor of cloud or on-premise subscription services. Revenue from perpetual licenses decreased $10.9 million, or 29%, and revenue from the license component of on-premise subscriptions increased $1.1 million, or 5%, in 2019 compared to 2018. License revenue from on-premise subscriptions is impacted by the timing, size and contract length of on-premise subscription sales in a given period.

Software support and services revenue increased $5.6 million, or 7%, in 2019 compared to 2018, primarily as a result of growth in our installed base of customers that purchase perpetual licenses and new and renewed on-premise subscriptions and software support on perpetual licenses. Professional services revenue was $4.8 million in 2019 compared to $3.7 million in 2018. Professional services revenue in 2019 included revenue of $1.1 million from one professional services engagement whereas in 2018 there was no comparable revenue contribution from a single professional services engagement. Support for perpetual licenses increased $1.8 million, or 3%, and support for on-premise subscriptions increased $2.6 million, or 16%, in 2019 compared to 2018.

Revenue from international and U.S. sales increased 7%  and 6%, respectively, in 2019 compared to 2018 due to an increase in the adoption of our products and an increased cumulative installed base of customers.

Revenue from AT&T, was 10% in 2019 compared to 11% of total revenue in 2018. No other customer accounted for 10% or more of total revenue in 2019 or 2018.

Cost of Revenue and Gross Margin

	For the year ended December 31,				Change
	2019		2018		2019 vs 2018
		% of		% of
(in thousands,		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$21,370	10%	$12,719	7%	$8,651	68%
License	2,004	1	3,270	1	(1,266)	(39)
Software support and services	18,715	9	18,933	10	(218)	(1)
Restructuring charge	300	0	—	—	300	100
Total cost of revenue	$42,389	20%	$34,922	18%	$7,467	21%
Gross profit	$162,847		$158,270		$4,577	3%
Gross margin		80%		82%

Comparison of 2019 and 2018

Total cost of revenue increased $7.5 million, or 21%, in 2019 compared to 2018 due primarily to increases in cloud services cost of revenue.

Cloud services cost of revenue increased $8.7 million, or 68%, in 2019 compared to 2018. Within cloud services cost of revenue, data center operations expense increased $3.4 million, third-party royalties increased $4.3 million, and customer success expense increased $883,000 in 2019 compared to 2018. Payroll-related expense in data center operations increased $1.9 million in 2019 compared to 2018 due to increased headcount, which increased salaries, stock-based compensation and other payroll-related expense. Infrastructure costs such as third-party hosting, facilities, and IT costs in data center operations increased by $1.4 million in 2019 compared 2018 to support and improve the growing cloud services business. Royalty expense in cloud services cost of revenue increased due to greater sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Customer success expense, which includes expenses from our customer support and customer advocacy teams, increased as we hired additional support personnel to support the growing cloud services business.

License cost of revenue decreased $1.3 million, or 39%, in 2019 compared to 2018 due to a $744,000 decrease in royalties associated with our on-premise software sales, a  $422,000 decrease in appliance cost of sales, and a $100,000 decrease in amortization expense from intangible assets which became fully amortized in the first quarter of 2018. The higher royalty expense in 2018 was primarily associated with a single sales transaction in the fourth quarter of 2018. We  did not have a similar single royalty-bearing on-premise subscription sales transaction of such magnitude in 2019.

In cost of software support and services, customer success expense decreased $218,000, or 1%, in 2019 compared to 2018 as our growing cloud services business increasingly absorbed our Customer Success resources relative to support of our on-premise offerings.

In 2019, we incurred $300,000 of restructuring expense due to a reduction in our workforce. Additional restructuring expense was recorded in operating expenses.

Operating Expenses

	For the year ended December 31,				Change
	2019		2018		2019 vs 2018
		% of		% of
(in thousands,		Total		Total
except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$79,556	39%	$78,047	40%	$1,509	2%
Sales and marketing	97,519	48	94,204	49	3,315	4
General and administrative	30,565	15	28,880	15	1,685	6
Restructuring charge	3,282	2	—	(0)	3,282	NM
Total operating expenses	$210,922	103%	$201,131	104%	$9,791	5%

Comparison of 2019 and 2018

Research and development expense increased $1.5 million, or 2%, in 2019 compared to 2018. Facilities and infrastructure expense increased $1.2 million primarily due to higher telecommunications costs incurred to enhance our cloud platform. Other outside services expense increased $1.5 million as we used more third-party resources to supplement our development efforts. Payroll-related expense, excluding stock-based compensation, increased $784,000. While headcount decreased, the payroll-related expense increased due to merit increases and changes in employee geographic mix. Partially offsetting the increases, stock-based compensation expense decreased by $1.4 million primarily because of lower expense associated with our stock-settled bonus program and travel-related expense decreased by $559,000 due to spending controls and somewhat lower headcount.

Sales and marketing expense increased $3.3 million, or 4%, in 2019 compared to 2018. Marketing program expense increased $1.3 million as we spent more on events, including for our annual MobileLive user conference and smaller events to communicate the benefits of our solution to potential buyers. Payroll-related expense increased $2.4 million due primarily to an increase in headcount and commission expense but partially offset by a decrease in stock-based compensation expense, as we had lower expense associated with RSU grants and our stock-settled bonus program.

Travel-related expense increased $329,000 due to the timing and size of sales and marketing events and an increase in sales headcount. The increases were partially offset by $474,000 lower professional fees, primarily associated with recruiting.

General and administrative expense increased $1.7 million, or 6%, in 2019 compared to 2018. Outside services expense increased $1.6 million due to increased accounting fees, the majority of which was associated with Sarbanes-Oxley compliance, and legal fees, and included legal expenses and a reserve associated with the Blackberry patent claim, partially offset by lower recruiting fees. Payroll-related expense, excluding stock-based compensation expense, increased $495,000 primarily because of an increase in headcount. Partially offsetting the increases, stock-based compensation expense decreased $385,000 as we had lower expense associated with our stock-settled bonus program.

We incurred $3.3 million of restructuring expense in operating expenses in 2019 due to expenses associated with a reduction in our workforce,  the exit of an office building, and contract terminations. The restructuring activity was designed to align our spending with our expected revenue growth rate.

Other Income (Expense)—Net

	For the year ended December 31,		Change
(in thousands,			2019 vs 2018
except percentages)	2019	2018	Amount %
Other income (expense)—net	$1,361	$1,124	$237	21%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. Interest income was $2.0 million and  $1.5 million in 2019 and 2018, respectively. We recorded a foreign currency loss of $594,000 and  $471,000 in 2019 and 2018,  respectively. Interest income has increased due to a general rise in interest rates. Our foreign exchange gains and losses follow the strength of the U.S. dollar relative to other currencies, particularly the Euro and Indian Rupee. The strengthening of the U.S. dollar relative to the Euro and Indian Rupee resulted in losses on cash and accounts receivable denominated in foreign currencies in 2019 and 2018.

Income Tax Expense

	For the year ended December 31,		Change
(in thousands,			2019 vs 2018
except percentages)	2019	2018	Amount %
Income tax expense	$2,132	$1,347	$785	58%

Income tax expense was $2.1 million and $1.3 million in 2019 and 2018, respectively. The increase in income tax expense was due to an increase in foreign income taxes on profits realized by our foreign subsidiaries. In 2019, income tax expense included increases in income tax expense at certain of our foreign jurisdictions. We have a full valuation allowance on our deferred tax assets.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended December 31, 2019. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. These quarterly operating results are not necessarily indicative of our operating results for any future period.

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

	Three Months ended
(in thousands, except share and per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue
Cloud services	$17,871	$17,591	$16,311	$15,261	$14,533	$13,199	$11,832	$11,150
License	13,655	12,216	12,227	11,371	18,011	15,006	13,880	12,441
Software support and services	22,562	22,394	22,327	21,450	21,579	21,046	20,417	20,098
Total revenue(1)	54,088	52,201	50,865	48,082	54,123	49,251	46,129	43,689
Cost of revenue
Cloud services	5,957	5,557	5,146	4,710	4,095	3,331	2,722	2,571
License	581	436	433	554	1,795	529	515	431
Software support and services	4,382	4,466	4,844	5,023	4,673	4,613	4,672	4,975
Restructuring charges	—	—	224	76	—	—	—	—
Total cost of revenue(1)	10,920	10,459	10,647	10,363	10,563	8,473	7,909	7,977
Gross profit	43,168	41,742	40,218	37,719	43,560	40,778	38,220	35,712
Operating expenses
Research and development(1)	18,667	19,072	19,988	21,829	19,975	18,465	18,272	21,335
Sales and marketing(1)	23,420	23,577	26,035	24,487	23,335	22,867	24,321	23,681
General and administrative(1)	8,088	6,932	7,626	7,919	7,800	6,806	7,052	7,222
Litigation settlement charge	—	—	—	—	—	—	—	—
Restructuring charges	524	—	2,219	539	—	—	—	—
Total operating expenses	50,699	49,581	55,868	54,774	51,110	48,138	49,645	52,238
Operating loss	(7,531)	(7,839)	(15,650)	(17,055)	(7,550)	(7,360)	(11,425)	(16,526)
Other income (expense) - net	374	35	540	412	645	181	(205)	503
Loss before income taxes	(7,157)	(7,804)	(15,110)	(16,643)	(6,905)	(7,179)	(11,630)	(16,023)
Income tax expense	797	399	479	457	304	319	377	347
Net loss	$(7,954)	$(8,203)	$(15,589)	$(17,100)	$(7,209)	$(7,498)	$(12,007)	$(16,370)
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.14)	$(0.16)	$(0.07)	$(0.07)	$(0.12)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	112,424	110,831	109,245	107,352	105,967	104,032	101,313	98,645

(1)	Amounts include stock-based compensation expense as follows:

	Three Months ended
(in thousands)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Stock-Based Compensation Expense:
Cost of revenue	$1,236	$1,052	$1,266	$1,541	$1,334	$1,223	$1,067	$1,382
Research and development	3,595	3,279	3,625	4,111	4,201	3,670	3,343	4,767
Sales and marketing	2,296	2,029	2,064	2,274	2,123	2,653	2,159	2,529
General and administrative	1,518	1,652	1,902	2,364	2,285	1,834	1,851	2,015
Total stock-based compensation expense	$8,645	$8,012	$8,857	$10,290	$9,943	$9,380	$8,420	$10,693

Seasonality

There are seasonal factors that may cause us to record higher revenue in some quarters compared to others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. We expect this trend to continue to be be somewhat less pronounced due to our transition from perpetual license to subscription sales. First quarter stock-based compensation expense is generally higher than second through fourth quarter stock-based compensation expense due to the first quarter overlap of our annual stock-settled bonus programs as we record expense for the programs from the beginning of the year through the share release date, which is near the end of the second month of the first quarter of the following year. First and second quarter operating expenses are also typically higher than third and fourth quarter operating expenses due to seasonality in U.S. payroll taxes and expenses associated with our annual sales kickoff, achiever’s club and MobileLive annual user conferences which all take place in the first half of the year.

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$94,415	$104,613
Short term-investments	—	1,000
Total cash, cash equivalents and investments	$94,415	$105,613

			Change
	For the year ended December 31,		2019 vs 2018
(in thousands, except percentages)	2019	2018	Amount	%
Net cash provided by (used in) operating activities	$(2,406)	$14,157	$(16,563)	(117)%
Net cash provided by (used in) investing activities	(494)	3,891	(4,385)	(113)
Net cash provided by (used in) financing activities	$(7,298)	$732	$(8,030)	(1,097)%

At December 31, 2019, we had cash and cash equivalents of $94.4 million, the significant majority of which are held in the United States.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2020 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of December 31, 2019. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. As of December 31, 2019, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisition and similar transactions, and unforeseen expenses. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Provided by (Used in) Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and the timing of collections. Our primary use of cash from operating activities has been for personnel costs. We expect future variability in cash from operating activities to be most impacted by the size and timing of billings, changes in personnel costs and, to lesser extent, consulting and royalty expense.

In 2019, we used  $2.4 million of cash in operating activities compared to $14.2 million provided by operating activities in 2018. We incurred a net loss of $48.8 million in 2019 compared to a net loss of $43.1 million in 2018 as we increased our revenue by 6% and increased our combined cost of revenue and operating expenses by 7%. The net loss included non-cash charges of $40.7 million, primarily due to stock-based compensation and depreciation expense, compared to $42.6 million in 2018. Changes in operating assets and liabilities, as sources of cash, consisted of a $12.4 million increase in unearned revenue and a $2.2 million decrease in accounts receivable partially offset by a $3.7 million decrease in accrued expenses and other long-term liabilities and a $3.2 million decrease in customer arrangements with termination rights.

In 2018, we generated $14.2 million of cash from operating activities. We incurred a net loss of $43.1 million in 2018 compared to a net loss of $53.4 million in 2017. The net loss included non-cash charges of $42.6 million, primarily due to stock-based compensation and depreciation expense. Changes in operating assets and liabilities, as sources of cash, consisted of a $28.8 million increase in unearned revenue and a $1.1 million decrease in deferred commissions partially offset by a $10.6 million increase in accounts receivable and a $5.5 million increase in other current and noncurrent assets.

Cash Provided by (Used in) Investing Activities

Our investing activities have consisted of the purchase and maturities of investment securities and purchases of property and equipment. We expect to continue to make such purchases to support the growth of our business.

Cash used in investing activities was $494,000 in 2019. We received $5.2 million from maturities of investment securities and invested $4.1 million in new investment securities. Cash paid for the purchase of property and equipment was $1.5 million in 2019.

Cash provided by investing activities was $3.9 million in 2018.  We received $15.9 million from maturities of investment securities and invested $10.1 million in new investment securities. Cash paid for the purchase of property and equipment was $2.0 million in 2018 as we equipped a new India office facility and upgraded our network.

Cash Provided by (Used in) Financing Activities

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

In 2019, our financing activities used  $7.3 million of cash. We received $5.5 million from the exercise of stock options and $4.4 million from ESPP contributions. We used $5.9 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs.  We used $11.3 million for the repurchase of common stock.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of December 31, 2019:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$17,200	$6,350	$8,473	$1,822	$555
Purchase obligations	19,893	10,318	9,575	—	—
Total	$37,093	$16,668	$18,048	$1,822	$555

We lease our office facilities under noncancelable operating lease agreements expiring between 2020 and 2027.

As of December 31, 2019, our net unrecognized tax benefits including interest and penalties were $10.3 million, $10.0 million of which are netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance-Sheet Arrangements

Through December 31, 2019, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We sell our products primarily through indirect sales channels. In both 2019 and 2018,  58% of our total revenue was generated from customers located outside of the United States, primarily those located in Europe.

We have employees and facilities globally. Outside of the United States, we primarily have sales, marketing and support functions except in India, where we have significant research and development operations. As of December 31, 2019 and 2018, $2.0 million and $2.5 million, or 42% and 35%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Concentration

In 2019 and 2018, AT&T accounted for approximately 10% and 11% of our revenue (including 1% as an end customer for both periods), respectively. Our agreements with this reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and alternative resellers and other channel partners exist to deliver our products to our end customers.

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

Revenue Recognition

We derive revenue from software-related arrangements consisting of perpetual software licenses, post-contract customer support for such licenses, or PCS or software support, including when and if available updates, and professional services such as consulting and training services. We also offer our software as term subscriptions and cloud-based arrangements.

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

Goodwill

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We evaluated our goodwill for impairment in 2019 and 2018 and observed no impairment indicators. As part of this, we observed that the fair value of the Company as a whole is substantially in excess of its carrying value, including goodwill.

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

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our dividend policy. We currently do not expect to issue any dividends.
•	Forfeiture Rate. The forfeiture rate is calculated based on expected employee turnover. We have applied the same forfeiture rate to our entire employee population.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year ended December 31,
	2019	2018
Expected dividend yield	—	—
Risk-free interest rate	2.5%	2.7%
Expected volatility	50%	51%
Expected life (in years)	6.1	6.1

The fair value of the rights to acquire stock under our ESPP was estimated using the following assumptions for the periods presented:

Year ended December 31,
	2019	2018
Expected dividend yield	—	—
Risk-free interest rate	1.5% - 2.5%	1.8% - 2.6%
Expected volatility	39% - 45%	34% - 54%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0

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

In 2019 and 2018, stock-based compensation expense was $35.8 million and $38.4 million, respectively. As of December 31, 2019, we had approximately $50.5 million of total unrecognized stock-based compensation expense, net of related forfeiture estimates.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets of $117.7 million as of December 31, 2019. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. When evidence indicating that it becomes more likely than not that the tax asset may be utilized, the allowance will be released.

See Note 17 – Income Taxes in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Recent Accounting Pronouncements

For discussion on recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 8, “Financial Statements and Supplementary Data” of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are currently primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Indian Rupee and Euro. In 2017, our operating expenses were adversely impacted by the decrease in the value of the U.S. dollar versus the Euro, Indian Rupee and other foreign currencies while in 2019 and 2018, our operating expenses decreased as a result of the depreciation of foreign currencies versus the U.S. dollar. Approximately 22% of our 2019 expenses were denominated in foreign currencies. If, in 2020 or future years, the U.S. dollar declines in value versus the Euro, British Pound, Indian Rupee or other currencies, our operating expenses will increase. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow or if we more frequently enter into sales contracts denominated in foreign currencies, we will reassess our approach to managing our risk related to fluctuations in currency rates.

Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

Interest Rate Risk

We had cash, cash equivalents and fixed income investments of $94.4 million and $105.6 million as of December 31, 2019 and 2018, respectively. At December 31, 2019, cash and cash equivalents consisted of bank deposits and money market funds. At December 31, 2018, cash, cash equivalents and fixed income investments consisted of bank deposits, money market funds, corporate debt securities, and commercial paper.

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

Due to increases in interest rates, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.  However, because we classify our investments as “held-to-maturity”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in value are determined to be other-than-temporary.  We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance the effect of a hypothetical 50 basis point increase or decrease in interest rates would result in a change of approximately $420,000 to our annual interest income.

Item 8. Financial Statements and Supplementary Data

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

MobileIron, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MobileIron, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MobileIron, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

San Jose, California

March 6, 2020

We have served as the Company's auditor since 2011.

MOBILEIRON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$94,415	$104,613
Short-term investments	—	1,000
Accounts receivable, net of allowance for doubtful accounts of $412 and $425 at December 31, 2019 and December 31, 2018, respectively	58,815	60,994
Deferred commissions - current	9,825	8,265
Prepaid expenses and other current assets	11,965	8,367
TOTAL CURRENT ASSETS	175,020	183,239
Property and equipment—net	4,804	7,046
Operating lease right-of-use assets	13,683	—
Deferred commissions - noncurrent	8,077	9,066
Goodwill	5,475	5,475
Other assets	5,371	5,561
TOTAL ASSETS	$212,430	$210,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,310	$2,154
Accrued expenses	24,792	27,347
Lease liabilities - current	5,664	—
Unearned revenue - current	85,153	74,177
Customer arrangements with termination rights	16,130	19,367
TOTAL CURRENT LIABILITIES	133,049	123,045
Long-term liabilities:
Lease liabilities - noncurrent	10,088	—
Unearned revenue - noncurrent	33,058	31,660
Other long-term liabilities	237	1,565
TOTAL LIABILITIES	176,432	156,270

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 115,685,153 and 107,028,433 shares issued, and 112,725,391 and 106,206,545 shares outstanding, at December 31, 2019 and 2018, respectively	11	11
Additional paid-in capital	504,041	462,004
Treasury stock	(15,141)	(3,831)
Accumulated deficit	(452,913)	(404,067)
TOTAL STOCKHOLDERS’ EQUITY	35,998	54,117
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,430	$210,387

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenue
Cloud services	$67,034	$50,714	$38,728
License	49,469	59,338	64,035
Software support and services	88,733	83,140	76,995
Total revenue	205,236	193,192	179,758

Cost of revenue
Cloud services	21,370	12,719	8,847
License	2,004	3,270	2,203
Software support and services	18,715	18,933	19,176
Restructuring charge	300	—	311
Total cost of revenue	42,389	34,922	30,537
Gross profit	162,847	158,270	149,221

Operating expenses:
Research and development	79,556	78,047	75,350
Sales and marketing	97,519	94,204	96,807
General and administrative	30,565	28,880	28,091
Litigation settlement charge	—	—	1,143
Restructuring charge	3,282	—	1,038
Total operating expenses	210,922	201,131	202,429
Operating loss	(48,075)	(42,861)	(53,208)
Other income (expense) - net	1,361	1,124	988
Loss before income taxes	(46,714)	(41,737)	(52,220)
Income tax expense	2,132	1,347	1,142
Net loss	$(48,846)	$(43,084)	$(53,362)
Net loss per share, basic and diluted	$(0.44)	$(0.42)	$(0.57)
Weighted-average shares used to compute net loss per share, basic and diluted	109,973	102,527	93,770

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—December 31, 2016	89,066,031	$9	383,193	$—	$(307,621)	$75,581
Issuance of common stock for stock option exercises, net of repurchases	1,172,409	—	3,287	—	—	3,287
Vesting of early exercised stock options	2,477	—	—	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,676,158	—	4,562	—	—	4,562
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,688,097	—	8,272	—	—	8,272
Shares withheld for net settlement of Stock-Settled Bonus Plans	(677,547)	—	(3,149)	—	—	(3,149)
Vesting of restricted stock units	4,276,325	1	—	—	—	1
Stock-based compensation	—	—	24,360	—	—	24,360
Net loss	—	—	—	—	(53,362)	(53,362)
BALANCE—December 31, 2017	97,203,950	10	420,525	—	(360,983)	59,552
Issuance of common stock for stock option exercises, net of repurchases	2,488,544	—	6,520	—	—	6,520
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,597,778	—	4,548	—	—	4,548
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,973,386	1	9,621	—	—	9,622
Shares withheld for net settlement of equity awards	(1,294,360)	—	(6,376)	—	—	(6,376)
Repurchase of common stock	(821,888)	—	—	(3,831)	—	(3,831)
Vesting of restricted stock units	5,059,135	—	—	—	—	—
Stock-based compensation	—	—	27,166	—	—	27,166
Net loss	—	—	—	—	(43,084)	(43,084)
BALANCE—December 31, 2018	106,206,545	11	462,004	(3,831)	(404,067)	54,117
Issuance of common stock for stock option exercises, net of repurchases	1,349,694	—	5,513	—	—	5,513
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,048,302	—	4,132	—	—	4,132
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485	—	—	10,485
Shares withheld for net settlement of equity awards	(1,147,904)	—	(5,892)	—	—	(5,892)
Repurchase of common stock	(2,137,874)	—	—	(11,310)	—	(11,310)
Vesting of restricted stock units	5,235,773	—	—	—	—	—
Stock-based compensation	—	—	27,799	—	—	27,799
Net loss	—	—	—	—	(48,846)	(48,846)
BALANCE—December 31, 2019	112,725,391	$11	$504,041	$(15,141)	$(452,913)	$35,998

See accompanying notes to the consolidated financial statements

MOBILEIRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,846)	$(43,084)	$(53,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	35,804	38,436	33,731
Depreciation	3,426	3,846	3,389
Amortization of intangible assets	—	100	545
Accretion of premium of investment securities	(24)	(50)	(57)
Provision for doubtful accounts	—	199	149
Impairment of ROU assets	1,328	—	—
Loss (gain) on disposal of equipment	185	25	(16)
Changes in operating assets and liabilities:
Accounts receivable	2,179	(10,564)	(4,916)
Deferred commissions	(572)	1,078	329
Other current and noncurrent assets	(582)	(5,535)	(1,006)
Accounts payable	(775)	715	439
Unearned revenue	12,374	28,815	16,434
Customer arrangements with termination rights	(3,237)	(179)	5,348
Accrued expenses and other long-term liabilities	(3,666)	355	2,029
Net cash provided by (used in) operating activities	(2,406)	14,157	3,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,518)	(1,956)	(6,454)
Proceeds from maturities of investment securities	5,150	15,900	38,015
Purchase of investment securities	(4,126)	(10,053)	(8,570)
Net cash provided by (used in) investing activities	(494)	3,891	22,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	4,396	4,424	4,798
Proceeds from exercise of stock options	5,508	6,514	4,114
Taxes paid for net settlement of equity awards	(5,892)	(4,862)	(3,149)
Amounts withheld for net settlement of equity awards	—	(1,513)	—
Repurchases of common stock	(11,310)	(3,831)	—
Net cash provided by (used in) financing activities	(7,298)	732	5,763
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,198)	18,780	31,790
CASH AND CASH EQUIVALENTS—Beginning of period	104,613	85,833	54,043
CASH AND CASH EQUIVALENTS—End of period	$94,415	$104,613	$85,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,813	$1,419	$1,189
Lease payments for amounts included in the measurement of lease liabilities	$7,281	$7,213	$6,786
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under Bonus Plans	$6,374	$5,898	$5,123
Value of shares issued under the Employee Stock Purchase Plan	$4,132	$4,548	$4,562
Unpaid property and equipment purchases	$—	$148	$228

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

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments arising are recorded as foreign currency gains (losses) in the consolidated statements of operations. We recognized a foreign currency loss of $594,000 in 2019, a foreign currency loss of $471,000 in 2018, and a foreign currency gain of $242,000 in 2017, in other income (expense)—net in our consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $82.4 million, are held in five funds that are rated “AAA.”

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

	Balance at	Bad	Write-offs,	Balance at
	Beginning	Debt	Net of	End
	of Period	Expense	Recoveries	of Period
Balance as of December 31, 2019	$425	—	(13)	$412
Balance as of December 31, 2018	$475	199	(249)	$425
Balance as of December 31, 2017	$433	149	(107)	$475

One reseller accounted for 10%  (1% as an end customer), 11%  (1% as an end customer) and 14%  (1% as an end customer) of total revenue in 2019, 2018 and 2017, respectively. The same reseller accounted for 5% and 7% of net accounts receivable as of December 31, 2019 and 2018, respectively.

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

Appliance revenue was less than 2% of total revenue for all periods presented and is included as a component of license revenue within the consolidated statements of operations.

Refer to Note 15 – Segment and Disaggregated Revenue Information for further information.

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

As of December 31, 2019 and 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, included $2.0 million and $1.4 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of December 31, 2019 and 2018, unbilled receivables included in other assets on our consolidated balance sheets were $795,000 and $592,000, respectively.

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

Refer to Note 14 – Unearned Revenue for further information on unearned revenue, changes in unearned revenue during the period, and customer arrangements with termination rights.

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

Changes in deferred commissions were as follows (in thousands):

	Year ended
	December 31,
	2019	2018
Balance, beginning of the period	$17,331	$18,408
Deferral of commissions earned	18,333	15,312
Recognition of commission expense	(17,364)	(16,240)
Impairment of deferred commissions	(398)	(149)
Balance, end of the period	$17,902	$17,331

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019, cash and cash equivalents consisted of bank deposits and money market funds.  At December 31, 2018, cash, cash equivalents and fixed income investments consisted of bank deposits, money market funds, corporate debt securities, and commercial paper that mature within three months of their purchase.

Held-To-Maturity Investments

We determine the appropriate classification of our fixed income investments at the time of purchase and reevaluate their classifications each reporting period. Investments are classified as held-to-maturity since the Company has positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. In 2019, 2018 and 2017, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted stock, restricted stock units and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for 2019, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Leases

We determine if an arrangement is a lease conveying the right to control identified property, plant, or equipment and whether the lease is operating or financing at the lease’s inception. We have determined that all of our leases are operating leases. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The operating lease ROU asset also includes any advance lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have adopted the practical expedient as permitted by the new leasing standard to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. Our leases generally separate lease components from nonlease components. However, where lease and nonlease components are combined in our lease arrangements, we have adopted the practical expedient to not separate the lease from the nonlease components. Refer to Note 13 - Leases for further information about our leases.

Goodwill and Intangible Assets

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets were amortized using the straight-line method over their remaining estimated useful lives, which ranged from three to five years.  The net book value of intangible assets subject to amortization was zero at December 31, 2019.

We have determined that our intangible assets were not impaired during the years ended December 31, 2019, 2018 and 2017.

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

Stock-Based Compensation

We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718 Compensation—Stock Compensation. Fair value is determined using the Black-Scholes Model using various inputs, including our estimates of expected volatility, term and future dividends. We estimated the forfeiture rate in 2019, 2018 and 2017 based on our historical experience for annual grant years where the majority of the vesting terms have been satisfied. We recognize compensation costs for awards with service and performance vesting conditions and for our Employee Stock Purchase Plan, or ESPP, on an accelerated method over the requisite service period of the award. For stock options or restricted stock grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Research and development, or R&D, costs are charged to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense in 2019, 2018 and 2017 was $313,000,  $204,000 and $102,000, respectively.

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

Recently Adopted Accounting Guidance

ASU 2016-02, Leases, requires lessees to record current and noncurrent lease liabilities and a right-of-use (“ROU”) asset on their consolidated balance sheet for contractual arrangements that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration and to continue to recognize rent expense on a straight-line basis over the lease term. It also requires disclosure designed to give financial statement users information on the amount, timing, and uncertainly of cash flows arising from leases. The guidance was effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. We adopted ASU 2016-02 effective January 1, 2019 and, as permitted by ASU 2018-11, we did not restate our prior periods. As a result of this new standard, we recorded current and noncurrent lease commitment liabilities of approximately $6.3 million and $11.8 million, respectively, and corresponding right-of-use asset of approximately $16.3 million at March 31, 2019 for our operating leases.

Accounting Guidance Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheet, results of operations, cash flows and disclosures. We intend to adopt ASU No. 2016-13 effective January 1, 2020.

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

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software.” The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, or cash flows.

2. Significant Balance Sheet Components

Accounts Receivable, Net  —Accounts receivable, net at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable - billed	$57,184	$60,037
Accounts receivable - unbilled	2,043	1,382
Allowance for doubtful accounts	(412)	(425)
Accounts receivable, net	$58,815	$60,994

Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets at December 31, 2019 and 2018 included $6.3 million and $3.8 million of prepaid royalties, respectively. Other assets at December 31, 2019 and 2018 included $3.0 million and $3.4 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

Property and Equipment—Property and equipment at December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Computers and appliances	$13,300	$13,517
Purchased software	4,235	4,711
Furniture and fixtures	1,745	1,695
Leasehold improvements	3,403	3,503
Total property and equipment	22,683	23,426
Accumulated depreciation and amortization	(17,879)	(16,380)
Total property and equipment—net	$4,804	$7,046

Accrued Expenses—Accrued expenses at December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accrued commissions	$4,810	$4,398
Accrued stock-settled bonus	6,875	9,355
Employee Stock Purchase Plan liability	2,187	1,923
Other accrued payroll-related expenses	2,839	3,630
Accrued royalties	2,386	3,596
Other accrued liabilities	5,695	4,445
Total accrued expenses	$24,792	$27,347

3. Fair Value Measurement

With the exception of our held-to-maturity fixed income investments, we report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of December 31, 2019 or 2018.

Our financial instruments measured at fair market value as of December 31, 2019 and 2018 were as follows:

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$82,411	$—	$—	$82,411
Total	$82,411	$—	$—	$82,411

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$36,617	$—	$—	$36,617
Corporate debt securities	—	6,555	—	6,555
Commercial paper	—	53,598	—	53,598
Total	$36,617	$60,153	$—	$96,770

4. Investments

Our portfolio of fixed income securities consists of commercial paper and corporate debt securities. All our investments in fixed income securities are classified as held-to-maturity. These investments are carried at amortized cost.

We had no investments in fixed income securities as of December 31, 2019.

Our investments in fixed income securities as of December 31, 2018 were as follows:

	As of December 31, 2018
	Amortized			Fair
(in thousands)	cost	Gains	Losses	Value
Corporate debt securities	$6,556	$—	$(1)	$6,555
Commercial paper	53,600	1	(3)	53,598
Total	$60,156	$1	$(4)	$60,153

The following table summarizes the balance sheet classification of our investments as of December 31, 2018:

As of December 31,
(in thousands)	2018
Cash equivalents	$59,156
Short-term investments	1,000
Total investments	$60,156

The gross amortized cost and estimated fair value of our held-to-maturity investments at December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31,
	2018
	Gross
	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$60,156	$60,153
Due after one year through five years	—	—
Total	$60,156	$60,153

We monitor our investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. In 2019, we had an insignificant amount of unrealized gains or losses, and we did not recognize any other-than-temporary impairments.

5. Goodwill and Intangibles

The net book value of intangible assets subject to amortization was zero at December 31, 2019 and 2018.

Amortization of the technology intangible assets of zero,  $100,000 and $545,000 in 2019, 2018 and 2017, respectively, was recorded in cost of revenue.

At December 31, 2019 and 2018, the carrying value of goodwill was $5.5 million.

6. Restructuring Charges

We initiated business restructuring plans in 2019 and 2017 to reduce our cost structure through workforce reductions,  the exit of office facilities, and termination of contracts.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Severance and
Other Restructuring Costs
Accrued restructuring, December 31, 2016	$15
Provision for restructuring expense	1,349
Cash payments	(867)
Accrued restructuring, December 31, 2017	$497
Provision for restructuring expense	—
Cash payments	(497)
Accrued restructuring, December 31, 2018	$—
Provision for restructuring expense	2,085
Cash payments	(1,803)
Accrued restructuring, December 31, 2019	$282

We expect to pay the remaining accrued restructuring balance by June 30, 2020.

In connection with the exit of an office facility, we also recorded a $1.3 million charge for the impairment of right-of-use assets and $170,000 of expense for the write-off of fixed assets in restructuring expense in 2019.

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

In June 2019, we extended our revolving line of credit which currently matures in June 2020.

There were no outstanding amounts under the line of credit at December 31, 2019 and 2018 and we were in compliance with all financial covenants.

8. Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of December 31, 2019 and 2018.  No shares of convertible preferred stock were issued and outstanding as of December 31, 2019 and 2018.

9. Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2019 and 2018. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends from funds available, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of December 31, 2019 and 2018, we reserved shares of common stock for issuance as follows:

	As of December 31,
	2019	2018
Options outstanding	2,898,977	4,496,557
Unvested restricted stock units outstanding	12,639,066	12,303,913
Shares available for grant under the 2014 equity plan and 2015 inducement plan	1,301,881	2,337,545
Shares available for purchase under the Employee Stock Purchase Plan	378,525	364,762
Total	17,218,449	19,502,777

Repurchase Program

In October 2018, our Board of Directors approved a common stock repurchase program (“Repurchase Program”) whereby the Company is authorized to purchase up to a maximum of $25.0  million of its common stock, subject to compliance with applicable law and the limitations in the Company’s credit facilities on stock repurchases.

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

In 2019, we repurchased 2,137,874 shares of common stock at an average price of $5.29 per share for a total cost of $11.3 million under the Repurchase Program. In 2018, we repurchased 821,888 shares of common stock at an average price of $4.66 per share for a total cost of $3.8 million under the Repurchase Program. The maximum remaining dollar value of shares yet to be purchased under the Repurchase Program was $9.9 million at December  31, 2019. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs.

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2020, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 5,636,269 shares, which was 5% of the total number of shares of capital stock outstanding at December 31, 2019.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016 our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the 2015 Inducement Plan to 1,970,000 shares of our common stock. As of December 31, 2019 there were 734,376 options and restricted stock units outstanding under the Amended and Restated 2015 Inducement Plan.

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

As of December 31, 2019 and 2018,  378,525 and 364,762 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2020, we increased the number of shares available for issuance under the ESPP by 1,127,253 shares, which was 1% of the total number of shares of common stock outstanding at December 31, 2019.

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

Our restricted stock unit activity for 2017, 2018 and 2019 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2016	10,474,975	$4.45
Granted	11,017,278	5.04
Vested	(5,964,422)	4.70
Cancelled/Forfeited	(2,621,801)	5.01
Unvested, December 31, 2017	12,906,030	$4.72
Granted	10,224,832	4.63
Vested	(7,032,521)	4.88
Cancelled/Forfeited	(3,794,428)	4.48
Unvested, December 31, 2018	12,303,913	$4.63
Granted	10,403,571	5.45
Vested	(7,406,628)	4.75
Cancelled/Forfeited	(2,661,790)	4.79
Unvested, December 31, 2019	12,639,066	$5.20

Bonus Plans

In 2016, our compensation committee approved the 2016 Executive Bonus Plan and 2016 Non-Executive Bonus Plan, or collectively, the 2016 Bonus Plans, each effective as of January 1, 2016, which provided for the issuance of shares of unrestricted common stock to employees based on meeting certain Company metrics. We issued 1,010,550 shares of unrestricted common stock in the first quarter of 2017, after withholding 677,547 shares to cover employee payroll taxes which we paid in cash totaling $3.1 million.

In April 2017, the Compensation Committee of our board of directors approved the 2017 Executive Bonus Plan and 2017 Non-executive Bonus Plan, or collectively, the 2017 Bonus Plans. The 2017 Bonus Plans provided for the issuance of shares of unrestricted common stock to employees based on achievement of certain 2017 Company metrics.  We issued 1,220,822 shares of unrestricted common stock in the first quarter of 2018, after withholding 752,564 shares to cover employee payroll taxes which we paid in cash totaling $3.7 million.

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

In March 2019, the Compensation Committee of our board of directors approved the 2019 Non-Executive Bonus Plan and the 2019 Executive Bonus Plan, or collectively, the 2019 Bonus Plans. The 2019 Bonus Plans provided for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2019 Company metrics. We issued 1,061,165 shares of unrestricted common stock in the first quarter of 2020, after withholding 669,517 shares to cover employee payroll taxes which we paid in cash totaling $2.9 million.

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

In 2017, we recorded $7.7 million of stock-based compensation expense under the 2017 Bonus Plans and $1.7 million under the 2016 Bonus Plans. In 2018, we recorded $9.4 million of stock-based compensation expense under the 2018 Bonus Plans and $1.9 million under the 2017 Bonus Plans. In 2019, we recorded $6.9 million of stock-based compensation expense under the 2019 Bonus Plans and $1.1 million under the 2018 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and the 2015 Inducement Plan in 2017, 2018 and 2019 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2016	4,199,415	9,835,992	$4.39	6.23	$5,734
Authorized	4,453,425	—
Stock options granted	(300,000)	300,000	4.20
Issuance of shares under 2016 Bonus Plans	(1,688,097)	—
Shares withheld from net settlement of restricted stock units	677,547	—
Restricted stock units granted	(9,329,181)	—
Exercised	—	(1,172,409)	2.80
Stock options canceled	1,225,087	(1,225,087)	6.24
Restricted stock units canceled	2,621,801	—
Balance—December 31, 2017	1,859,997	7,738,496	$4.34	3.96	$4,897
Authorized	4,860,197	—
Stock options granted	(400,000)	400,000	4.71
Issuance of shares under 2017 Bonus Plans	(1,974,771)	—
Shares withheld from net settlement of restricted stock units	1,294,360	—
Restricted stock units granted	(8,250,061)	—
Exercised	—	(2,488,544)	2.62
Stock options canceled	1,153,395	(1,153,395)	5.49
Restricted stock units canceled	3,794,428	—
Balance—December 31, 2018	2,337,545	4,496,557	$5.02	4.98	$2,446
Authorized	5,310,327	—
Stock options granted	(125,000)	125,000	4.52
Issuance of shares under 2018 Bonus Plans	(2,170,855)	—
Shares withheld from net settlement of restricted stock units	1,147,904	—
Restricted stock units granted	(8,232,716)	—
Exercised	—	(1,349,694)	4.09
Stock options canceled	372,886	(372,886)	7.07
Restricted stock units canceled	2,661,790	—
Balance—December 31, 2019	1,301,881	2,898,977	$5.17	4.89	$1,556
Vested and exercisable—December 31, 2019		2,410,434	$5.32	4.17	$1,353
Vested and expected to vest(1)—December 31, 2019		2,823,917	$5.19	4.79	$1,530

(1)	Options expected to vest are net of an estimated forfeiture rate.

Additional information regarding options outstanding at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of exercises	Shares	Term (Years)	Exercise Price	Shares	Exercise Price
$0.55 — $3.85	753,487	3.85	$3.18	646,194	$3.09
$4.06 — $4.66	650,522	5.58	4.48	450,522	4.44
$4.70— $5.77	694,723	5.54	5.32	513,473	5.53
$6.20 — $8.39	590,810	4.83	6.76	590,810	6.76
$8.80 — $12.05	209,435	4.39	9.54	209,435	9.54
Outstanding at December 31, 2019	2,898,977	4.89	$5.17	2,410,434	$5.32

The aggregate pretax intrinsic value of vested options exercised in 2019, 2018 and 2017 was $3.0 million, $5.7 million and $2.3 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of options granted in 2019, 2018 and 2017 was $2.28,  $2.43 and $1.74 per share, respectively.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of revenue	$5,095	$5,006	$3,772
Research and development	14,610	15,981	14,520
Sales and marketing	8,663	9,464	8,659
General and administrative	7,436	7,985	6,780
Total	$35,804	$38,436	$33,731

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

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Expected dividend yield	—	—	—
Risk-free interest rate	2.5%	2.7%	2.1%
Expected volatility	50%	51%	40%
Expected life (in years)	6.1	6.1	6.1

We used the Black-Scholes model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

Year ended December 31,
	2019	2018	2017
Expected dividend yield	—	—	—
Risk-free interest rate	1.5% - 2.5%	1.8% - 2.6%	0.9% - 1.3%
Expected volatility	39% - 45%	34% - 54%	34% - 54%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. Our stock options granted are typically granted with vesting terms of 48 months.

The following table summarizes our unrecognized stock-based compensation expense as of December 31, 2019 net of estimated forfeitures:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.8	2.5
Restricted stock units	48.2	2.8
ESPP	1.5	1.4
Total	$50.5

11. Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $19,000 annually (with a $6,000 catch up contribution limit for employees aged 50 or older). We have the option to provide matching contributions, but have not done so through December 31, 2019.

12. Commitments and Contingencies

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through December 31, 2019, we have not received any material written claim for indemnification.

Patent Claim

We received a letter in August 2019 from BlackBerry Ltd. asserting that our products and software infringe BlackBerry’s patents, and that we should take a license to its portfolio. We have retained counsel and are evaluating BlackBerry’s letter, as well as potential counterclaims against BlackBerry. BlackBerry did not specify any amount of damages in its August 2019 letter, the parties are negotiating a potential resolution of the dispute, and we have accrued an immaterial amount related to the matter as of December 31, 2019. Should any lawsuit be filed by BlackBerry, we intend to defend ourselves vigorously.

13. Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

On our balance sheet, we have current and noncurrent lease commitment liabilities of approximately $5.7 million and $10.1 million, respectively, and corresponding right-of-use assets of approximately $13.7 million at December 31, 2019 for our operating leases.

The operating lease cost for 2019, 2018 and 2017 was $6.0 million, $6.8 million and $7.2 million, respectively. The future maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

Year
2020	$6,350
2021	4,960
2022	3,513
2023	1,492
2024	330
Thereafter	555
Total lease payments	17,200
Less: imputed interest	(1,448)
Total lease liability	$15,752

All of our leases are classified as operating leases. In 2019, the weighted average discount rate used to determine the lease liabilities was 5.3% and the weighted average remaining lease term was 39 months at December 31, 2019. Variable costs, short-term lease costs and sublease income were immaterial in the year ended December 31, 2019.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows as of December 31, 2018 (in thousands):

Year
2019	$7,144
2020	5,553
2021	4,083
2022	3,074
2023	1,163
Total	$21,017

14. Unearned Revenue

Changes in unearned revenue were as follows for the years ended December 31, 2019 and 2018:

	Year ended December 31,
(in thousands)	2019	2018
Balance, beginning of period	$105,837	$77,022
Billings, excluding billings for customer arrangements with termination rights	196,351	205,816
Additions to unearned revenue upon expiration of termination rights	20,395	17,651
Recognition of revenue, net of change in unbilled accounts receivable*	(204,372)	(194,652)
Balance, end of period	$118,211	$105,837

* Reconciliation to Revenue Reported in Consolidated Statement of Operations:
	Year ended December 31,
(in thousands)	2019	2018
Revenue billed as of the end of period	$204,372	$194,652
Increase (decrease) in total unbilled accounts receivable	864	(1,460)
Revenue Reported in Consolidated Statement of Operations	$205,236	$193,192

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $129.4 million as of December 31, 2019, of which we expect to recognize approximately 72% as revenue over the next 12 months and the remainder thereafter.

As of December 31, 2019 and 2018, the balance of customer arrangements that contain termination rights was $16.1 million and $19.4 million, respectively.

15. Segment and Disaggregated Revenue Information

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

Revenue by geographic region based on the billing address was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Revenue
United States	$86,715	$82,033	$83,625
International	118,521	111,159	96,133
Total	$205,236	$193,192	$179,758

We recognized $32.7 million, or 16% of total revenue, $30.7 million, or 16% of total revenue, and $22.6 million, or 13% of total revenue, from customers with a billing address in Germany in 2019, 2018 and 2017, respectively. No other country, outside of the United States, exceeded 10% of the total revenue in 2019, 2018 or 2017.

Revenue from recurring and nonrecurring contractual arrangements was as follows:

	Year ended
	December 31,
(in thousands)	2019	2018	2017
Cloud subscriptions - ratable	$67,034	$50,714	$38,728
On-premise subscriptions - point-in-time	22,022	20,948	15,994
On-premise subscriptions - ratable	18,909	16,275	14,779
Software support on perpetual licenses - ratable	64,983	63,211	59,076
Recurring revenue	172,948	151,148	128,577
Perpetual license - point-in-time	27,447	38,390	48,041
Professional services - point-in-time	4,841	3,654	3,140
Non-recurring revenue	32,288	42,044	51,181
Total revenue	$205,236	$193,192	$179,758

As of December 31, 2019 and 2018,  $2.0 million and $2.5 million, or 42% and 35%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

16. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for 2019, 2018 and 2017 (in thousands, except per share data):

	Year ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(48,846)	$(43,084)	$(53,362)
Denominator:
Weighted–average shares outstanding	109,973	102,527	93,771
Less: weighted average shares subject to repurchase	—	—	(1)
Weighted–average shares used to compute basic and diluted net loss per share	109,973	102,527	93,770
Basic and diluted net loss per share	$(0.44)	$(0.42)	$(0.57)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for 2019, 2018 and 2017, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2019	2018	2017
Stock options outstanding, net of unvested exercised stock options	2,898,977	4,496,557	7,738,496
Unvested restricted stock units	12,639,066	12,303,913	12,906,030
ESPP shares	478,917	478,026	726,643
Stock-settled bonus shares	871,391	1,234,474	1,185,373
Total potentially dilutive securities	16,888,351	18,512,970	22,556,542

17. Income Taxes

Loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$(48,898)	$(44,137)	$(56,852)
International	2,184	2,400	1,695
Total	$(46,714)	$(41,737)	$(55,157)

A significant portion of our international income is earned by foreign branches of our United States parent corporation.  The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

Income tax expense for 2019, 2018 and 2017, was composed of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	32	26	36
Foreign	2,144	1,454	1,196
Total current income tax expense	2,176	1,480	1,232
Foreign	(44)	(133)	(90)
Total deferred income tax benefit	(44)	(133)	(90)
Total income tax expense	$2,132	$1,347	$1,142

For 2019, 2018 and 2017, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of changes in our valuation allowance.

	Year ended December 31,
	2019	2018	2017
Federal tax benefit at statutory rate	21.0%	21.0%	34.0%
State tax benefit net of federal effect	6.0	6.3	8.8
Foreign taxes	(2.9)	(1.7)	(0.7)
Change in valuation allowance	(29.0)	(29.8)	42.8
Change in federal tax rate	—	—	(86.1)
Compensation limitation 162(m)	(1.5)	—	—
Credits	4.6	3.7	3.4
Stock-based compensation	(1.6)	(2.3)	(3.9)
Non-deductible expenses and other	(1.2)	(0.4)	(0.4)
Effective tax rate	(4.6)%	(3.2)%	(2.1)%

Income tax expense for 2019, 2018 and 2017 relates to state minimum income tax, income tax on our earnings in foreign jurisdictions and withholding taxes on sales to customers in certain jurisdictions. A significant portion of our international income is earned by foreign branches of our United States parent corporation and thus is already subject to United States taxation. The income of our foreign branches has been included as part of the United States jurisdiction in the table above.

The components of net deferred tax assets at December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets / liabilities:
Accruals and allowances	$7,331	$6,037
Lease liabilities	3,176	—
Loss (Gains) on foreign exchange	110	(72)
Net operating loss carryforwards	86,912	76,648
Depreciation and amortization	1,739	2,345
R&D tax credits	21,474	17,536
Stock-based compensation	4,038	5,755
Capitalized commissions	(4,118)	(3,915)
Right-of-use assets	(2,764)	—
Valuation allowance	(117,721)	(104,201)
Net deferred tax assets	$177	$133

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

As of December 31, 2019, we had net operating loss carryforwards of approximately $365.3 million and $173.4 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning 2027 and 2028, respectively. Approximately $74.1 million of the federal net operating loss included above, can be carried forward indefinitely.

As of December 31, 2019, we had federal and California R&D tax credit carryforwards at December 31, 2019 of approximately $16.4 million and $17.8 million, respectively. If not utilized, the federal R&D tax credit carryforward will expire in various portions beginning 2027. The California R&D tax credit can be carried forward indefinitely.

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

We follow the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No non-current liability related to uncertain tax positions is recorded in the financial statements as the deferred tax assets have been presented net of these unrecognized tax benefits. At December 31, 2019 and 2018, our reserve for unrecognized tax benefits was approximately $10.3 million and $8.3 million, respectively. Due to the full valuation allowance at December 31, 2019, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate. We do not anticipate any significant change in our uncertain tax positions within 12 months of this reporting date. We include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the gross unrealized tax benefits is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Unrecognized tax benefits, beginning of year	$8,340	$6,839	$5,306
Gross increases—tax positions from prior periods	(40)	(31)	34
Gross increases—tax positions from current period	2,004	1,532	1,499
Unrecognized tax benefits, end of year	$10,304	$8,340	$6,839

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, the statute of limitations is open for all tax years from inception, that is, for the period from July 23, 2007 (date of inception) to December 31, 2019 and forward for federal and state tax purposes. The foreign statutes of limitation are generally two to four years.

It is our intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2019, the Company had not made a provision for any incremental foreign withholding taxes or dividend distribution taxes on approximately $10.8 million of the excess of the amount of net income for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would result in a nominal amount of withholding taxes.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act were (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework).

Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MobileIron, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MobileIron, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 6, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Jose, California

March 6, 2020

We have served as the Company’s auditors since 2011.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2020 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this Item with respect to executive officers and directors is incorporated herein by reference to the information from our 2019 Proxy Statement under the sections titled “Executive Officers,” “Election of Directors,” “Delinquent Section 16(a) Reports” and “Information Regarding the Board of Directors and Corporate Governance.”

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

Item 11. Executive Compensation

Information responsive to this Item with respect to executive compensation is incorporated herein by reference to the information from our 2020 Proxy Statement under the section titled “Executive Compensation,” “Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” and “Compensation Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from our 2020 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.” Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to the information from our 2020 Proxy Statement under the section titled “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item with respect to principal accountant fees and services is incorporated herein by reference to the information from our 2020 Proxy Statement under the section titled “Principal Accountant Fees and Services.”

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

3.	Exhibits:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit		Exhibit		Filing		Filed
Number	Description	Number	Filing	Date	File No.	Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
4.3	Description of Registrant’s Securities					X
10.1(1)	Amended and Restated MobileIron, Inc. 2014 Equity Incentive Plan	10.2	10-Q	July 29, 2016	001-36471
10.2(1)	Form of Option Agreement and Option Grant Notice for MobileIron, Inc. 2008 Stock Plan	10.2	S-1/A	May 29, 2014	333-195089
10.3(1)	Current Form of Option Agreement, Option Grant Notice, Notice of Option Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for MobileIron, Inc. 2014 Equity Incentive Plan	10.1	10-Q	October 31, 2014	001-36471
10.4(1)	MobileIron, Inc. 2014 Amended Employee Stock Purchase Plan	Appendix A	DEF 14A	April 28, 2017	001-36471
10.5(1)	Amended and Restated MobileIron, Inc. 2015 Inducement Plan	10.1	8-K	January 6, 2016	001-36471

10.6(1)	Form of Stock Option Grant Notice and Option Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.2	8-K	January 6, 2016	001-36471
10.7(1)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MobileIron, Inc. 2015 Inducement Plan	10.3	8-K	January 6, 2016	001-36471
10.8†	Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 22, 2010, as amended and supplemented	10.17	S-1/A	May 7, 2014	333-195089
10.9	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., dated April 4, 2016	10.6	10-Q	July 29, 2016	001-36471
10.10	Lease between MobileIron, Inc., and WTA Middlefield LLC, dated May 14, 2015	10.1	8-K	May 20, 2015	001-36471
10.11(1)	Form of Indemnity Agreement entered into between MobileIron, Inc. and each of its directors and its executive officers	10.6	S-1	April 7, 2014	333-195089
10.12(1)	Amended and Restated Severance Benefit Plan Participation Notice between MobileIron, Inc. and Simon Biddiscombe, dated August 28, 2015	10.18	10-K	February 14, 2017	001-36471
10.13(1)	MobileIron, Inc. Severance Benefit Plan and Participation Notice	10.4	10-Q	May 4, 2015	001-36471
10.14(1)	MobileIron, Inc. Amended and Restated Non-Employee Director Compensation Policy	10.3	10-Q	July 29, 2016	001-36471

10.15	Sublease, effective March 1, 2017, between MobileIron, Inc. and Vendavo, Inc.	10.1	8-K	March 3, 2017	001-36471
10.16(1)	MobileIron, Inc. 2018 Executive Bonus Plan	10.1	8-K	April 25, 2018	001-36471
10.17	MobileIron, Inc. 2018 Non-Executive Bonus Plan	10.2	10-Q	May 4, 2018	001-36471
10.18	Lease Deed between MobileIron, Inc. and RMZ Ecoworld Infrastructure Private Limited, dated July 27, 2017	10.1	10-Q	November 3, 2017	001-36471
10.19(1)	Offer Letter between the Company and Greg Randolph, dated October 29, 2017	10.2	10-Q	November 3, 2017	001-36471
10.20(1)	Offer Letter between the Company and Simon Biddiscombe, dated November 2, 2017	10.3	10-Q	November 3, 2017	001-36471
10.21	Attornment Agreement between Middlefield Realty Property Holdings LLC, Vendavo, Inc. and MobileIron, Inc., dated December 18, 2017	10.29	10-K	March 12, 2018	001-36471
10.22(1)	Offer Letter between the Company and Sohail Parekh, dated March 12, 2018	10.3	10-Q	May 4, 2018	001-36471
10.23(1)	Offer Letter between the Company and Scott Hill, dated June 12, 2018	10.1	8-K	July 10, 2018	001-36471
10.24	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc. dated April 3, 2019	10.1	10-Q	August 2, 2019	001-36471
10.25	Amendment to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc. dated April 3, 2019	10.2	10-Q	August 2, 2019	001-36471

10.26	AT&T Cybersecurity Supplier Go-To-Market Agreement Supplement between MobileIron, Inc. and AT&T Services, Inc. dated July 8, 2019 β	10.1	10-Q	November 1, 2019	001-36471
10.27(1)	MobileIron, Inc. Severance Plan and Participation Notice dated October 30, 2019	10.2	10-Q	November 1, 2019	001-36471
21.1	Subsidiaries of Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1†	Amendments to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., various dates	99.1	8-K	February 6, 2017
99.2*	Amendments to Resale Agreement between MobileIron, Inc. and AT&T Services, Inc., various dates	99.1	8-K	February 21, 2019

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Label Linkbase
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Certain portions of this exhibit are subject to a confidential treatment order. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Confidential treatment requested as to certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
β

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
President and Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Scott D. Hill
Scott D. Hill
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Dated: March 6, 2020

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

Signature	Title	Date

/s/ Simon Biddiscombe		March 6, 2020
Simon Biddiscombe	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Scott D. Hill		March 6, 2020
Scott D. Hill	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Jessica Denecour		March 6, 2020
Jessica Denecour	Director

/s/ Anjali Joshi		March 6, 2020
Anjali Joshi	Director

/s/ Kenneth Klein		March 6, 2020
Kenneth Klein	Director

/s/ Tae Hea Nahm		March 6, 2020
Tae Hea Nahm	Director

/s/ James Tolonen		March 6, 2020
James Tolonen	Director