Form 10-Q
period 2020-03-31
MOBILEIRON, INC.
filed 2020-05-01
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

The number of outstanding shares of the registrant’s common stock was 115,369,759 as of April  24, 2020.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2020

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—

the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$98,583	$94,415
Accounts receivable, net of allowance for doubtful accounts of $412 at both March 31, 2020 and December 31, 2019	37,694	58,815
Deferred commissions - current	9,102	9,825
Prepaid expenses and other current assets	14,043	11,965
TOTAL CURRENT ASSETS	159,422	175,020
Property and equipment—net	4,066	4,804
Operating lease right-of-use asset	12,564	13,683
Deferred commissions - noncurrent	7,863	8,077
Goodwill	5,475	5,475
Other assets	4,803	5,371
TOTAL ASSETS	$194,193	$212,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,229	$1,310
Accrued expenses	15,081	24,792
Lease liabilities - current	5,277	5,664
Unearned revenue - current	84,461	85,153
Customer arrangements with termination rights	13,463	16,130
TOTAL CURRENT LIABILITIES	119,511	133,049
Long-term liabilities:
Lease liabilities - noncurrent	8,786	10,088
Unearned revenue - noncurrent	29,577	33,058
Other long-term liabilities	131	237
TOTAL LIABILITIES	158,005	176,432

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 118,540,139 shares issued and 115,369,759 shares outstanding and 115,685,153 shares issued and 112,725,391 shares outstanding at March 31, 2020 and December 31, 2019, respectively	12	11
Additional paid-in capital	517,575	504,041
Treasury stock	(15,825)	(15,141)
Accumulated deficit	(465,574)	(452,913)
TOTAL STOCKHOLDERS’ EQUITY	36,188	35,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,193	$212,430

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Cloud services	$18,634	$15,261
License	9,010	11,371
Software support and services	22,054	21,450
Total revenue	49,698	48,082

Cost of revenue
Cloud services	6,057	4,710
License	459	554
Software support and services	4,356	5,023
Restructuring expense	—	76
Total cost of revenue	10,872	10,363
Gross profit	38,826	37,719

Operating expenses:
Research and development	18,993	21,829
Sales and marketing	24,133	24,487
General and administrative	7,233	7,919
Restructuring expense	579	539
Total operating expenses	50,938	54,774

Operating loss	(12,112)	(17,055)
Other income (expense) - net	(108)	412
Loss before income taxes	(12,220)	(16,643)
Income tax expense	441	457
Net loss	$(12,661)	$(17,100)
Net loss per share, basic and diluted	$(0.11)	$(0.16)
Weighted-average shares used to compute net loss per share, basic and diluted	113,957	107,352

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—December 31, 2019	112,725,391	$11	$504,041	$(15,141)	$(452,913)	$35,998
Issuance of common stock for stock option exercises	29,797		117	—	—	117
Issuance of common stock pursuant to the Employee Stock Purchase Plan	562,233	—	2,151	—	—	2,151
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,730,682	1	7,633	—	—	7,634
Shares withheld for net settlement of equity awards	(738,233)	—	(3,182)	—	—	(3,182)
Repurchase of common stock	(210,618)	—	—	(684)	—	(684)
Vesting of restricted stock units	1,270,507	—	—	—	—	—
Stock-based compensation	—	—	6,815	—	—	6,815
Net loss	—	—	—	—	(12,661)	(12,661)
BALANCE—March 31, 2020	115,369,759	$12	$517,575	$(15,825)	$(465,574)	$36,188

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117
Issuance of common stock for stock option exercises	250,468	—	798	—	—	798
Issuance of common stock pursuant to the Employee Stock Purchase Plan	518,112	—	2,047	—	—	2,047
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485	—	—	10,485
Shares withheld for net settlement of equity awards	(894,194)	—	(4,409)	—	—	(4,409)
Repurchase of common stock	(738,966)	—	—	(3,601)	—	(3,601)
Vesting of restricted stock units	1,157,600	—	—	—	—	—
Stock-based compensation	—	—	6,464	—	—	6,464
Net loss	—	—	—	—	(17,100)	(17,100)
BALANCE—March 31, 2019	108,670,420	$11	$477,389	$(7,432)	$(421,167)	$48,801

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,661)	$(17,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,573	10,290
Depreciation	863	932
Changes in operating assets and liabilities:
Accounts receivable	21,121	22,821
Deferred commissions	937	(35)
Other current and noncurrent assets	(398)	(2,647)
Accounts payable	(101)	186
Unearned revenue	(4,172)	(2,958)
Customer arrangements with termination rights	(2,667)	(2,184)
Accrued expenses and other long-term liabilities	(3,328)	(1,489)
Net cash provided by operating activities	7,167	7,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(93)	(177)
Proceeds from maturities of investment securities	—	1,000
Purchase of investment securities	—	(546)
Net cash provided by (used in) investing activities	(93)	277

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	837	953
Taxes paid for net settlement of equity awards	(3,182)	(4,409)
Proceeds from exercise of stock options	123	798
Repurchase of common stock	(684)	(3,601)
Net cash used in financing activities	(2,906)	(6,259)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,168	1,834
CASH AND CASH EQUIVALENTS—Beginning of period	94,415	104,613
CASH AND CASH EQUIVALENTS—End of period	$98,583	$106,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$621	$269
Lease payments included in cash provided by operating activities	$1,696	$1,832
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$4,765	$6,374
Value of shares issued under the Employee Stock Purchase Plan	$2,151	$2,047
Unpaid property and equipment purchases	$32	$165

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on the Company’s operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of March 31, 2020, our operating results for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019. Our operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains

(losses) in the condensed consolidated statements of operations. We recognized a foreign currency loss of $405,000 and $211,000 in the three months ended March 31, 2020 and 2019, respectively,  in other income (expense)—net in our condensed consolidated statements of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $87.6 million, are held in five funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events and historical experience. At both March 31, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $412,000.

One reseller accounted 11% (1% as end customer) of total revenue for the three months ended March 31, 2019. No resellers or end-user customers accounted for 10% or more of our total revenue in the three months ended March 31, 2020 and no other reseller or end-user customer accounted for 10% or more of our total revenue in the three months ended March 31, 2019. No reseller or end-user customer accounted for 10% or more of accounts receivable for any period presented.

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

Appliance revenue was less than 1% of total revenue for all periods presented and is included as a component of license revenue within the consolidated statements of operations.

Refer to Note 13 – Segment and Disaggregated Revenue Information for further information.

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

As of March 31, 2020 and December 31, 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, included $2.2 million and $2.0 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of March 31, 2020 and December 31, 2019, unbilled receivables included in other long-term assets on our consolidated balance sheets were $761,000 and $795,000, respectively.

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

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of the period	$17,902	$17,331
Deferral of commissions earned	3,664	4,056
Recognition of commission expense	(4,596)	(3,929)
Impairment of deferred commissions	(5)	(93)
Balance, end of the period	$16,965	$17,365

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, cash and cash equivalents consist of cash deposited with banks and money market funds.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period after repurchases but without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three months ended March 31, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Leases

We determine if an arrangement is a lease conveying the right to control identified property, plant, or equipment and whether the lease is operating or financing at the lease’s inception. We have determined that all of our leases are operating leases. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The operating lease ROU asset also includes any advance lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have adopted the practical expedient as permitted by the new leasing standard to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. Our leases generally separate lease components from nonlease components. However, where lease and nonlease components are combined in our lease arrangements, we have adopted the practical expedient to not separate the lease from the nonlease components.  Refer to Note 11 - Leases for further information about our leases.

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

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three months ended March 31, 2020 and 2019 was not significant.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carryback provision of the CARES Act would result in a cash benefit to us.

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than reductions in the amortized cost of the securities. The standard was effective for annual reporting periods beginning after December 15, 2019. Entities apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We adopted ASU 2016-13 effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated balance sheet, results of operations, cash flows and disclosures for the three months ended March 31, 2020.

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-15 effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated balance sheet, results of operations, or cash flows for the three months ended March 31, 2020.

Accounting Guidance Not Yet Adopted

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. This ASU should be applied on a prospective basis. The ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheet, results of operations, or cash flows.

2.Significant Balance Sheet Components

Accounts Receivable, Net  —Accounts receivable, net at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable - billed	$35,940	$57,184
Accounts receivable - unbilled	2,166	2,043
Allowance for doubtful accounts	(412)	(412)
Accounts receivable, net	$37,694	$58,815

Property and Equipment  —Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computers and appliances	$13,426	$13,300
Purchased software	4,235	4,235
Furniture and fixtures	1,745	1,745
Leasehold improvements	3,403	3,403
Total property and equipment	22,809	22,683
Accumulated depreciation and amortization	(18,743)	(17,879)
Total property and equipment—net	$4,066	$4,804

Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets at March 31, 2020 and December 31, 2019 included $6.7 million and $6.3 million of prepaid royalties, respectively. Other assets at March 31, 2020 and December 31, 2019 included $2.3 million and $3.0 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

Accrued Expenses  —Accrued expenses at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued commissions	$2,703	$4,810
Accrued stock-settled bonus	—	6,875
Employee Stock Purchase Plan liability	873	2,187
Other accrued payroll-related expenses	2,849	2,839
Accrued royalties	3,080	2,386
Other accrued liabilities	5,576	5,695
Total accrued expenses	$15,081	$24,792

3.Fair Value Measurement

With the exception of held-to-maturity fixed income investments, we report financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of March 31, 2020 or December 31, 2019.

Our financial instruments measured at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$87,589	$—	$—	$87,589
Total	$87,589	$—	$—	$87,589

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$82,411	$—	$—	$82,411
Total	$82,411	$—	$—	$82,411

4. Restructuring Expense

We implemented business restructurings in the three months ended March 31, 2020 and 2019 to reduce our cost structure through workforce reductions.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the three months ended March 31, 2020 (in thousands):

Severance and Other Restructuring Costs
Accrued restructuring, December 31, 2019	$282
Provision for restructuring expense	579
Cash payments	(219)
Accrued restructuring, March 31, 2020	$642

We expect to pay the remaining accrued restructuring balance by March 31, 2021.

5. Line of Credit

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

There were no other outstanding amounts under the line of credit at March  31, 2020 or December 31, 2019 and we were in compliance with all financial covenants.

6.Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of March  31, 2020 and December 31, 2019.  No shares of convertible preferred stock were issued and outstanding as of March 31, 2020 or December 31, 2019.

7.Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2020 and December 31, 2019. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of March 31, 2020 and December 31, 2019,  our shares of common stock reserved for issuance were as follows:

	March 31,	December 31,
	2020	2019
Options outstanding	2,798,122	2,898,977
Unvested restricted stock units outstanding	12,305,236	12,639,066
Unvested performance stock units outstanding	1,005,000	—
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	4,075,082	1,301,881
Shares available for purchase under the Employee Stock Purchase Plan	943,545	378,525
Total	21,126,985	17,218,449

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

In the three months ended March 31, 2020, we repurchased 210,618 shares of common stock at an average price of $3.25 per share for a total cost of $684,000 under the Repurchase Program. The maximum remaining dollar value of shares yet to be purchased under the Repurchase Program was $9.2 million at March 31, 2020. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs.

8.Share Based Awards

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

The number of shares of our common stock reserved for issuance under our 2014 Plan automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2020, we increased the number of shares of common stock reserved for issuance under our 2014 Plan by 5,636,269 shares, which was 5% of the total number of shares of common stock outstanding at December 31, 2019.

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of March 31, 2020, there were 690,625 stock options and restricted stock units outstanding under the Inducement Plan.

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

As of March 31, 2020 and December 31, 2019, approximately 943,545 and 378,525 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2020, we increased the number of shares available for issuance under the ESPP by 1,127,253 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2019.

Restricted Stock Units and Performance Stock Units

We grant restricted stock units (“RSUs”) and, beginning in our first quarter of 2020, performance stock units (“PSUs”) under our 2014 Plan. For stock-based compensation expense, we measure the value of the RSUs and PSUs based on the fair value of our common stock on the date of grant. Our RSU grants are subject to service conditions and we expense the fair value of those shares on a straight-line basis over their vesting periods. Our PSU grants are subject to performance and service conditions and we expense the fair value of those shares on an accelerated-graded basis over the employee’s requisite service period. The PSU expense may be adjusted each quarter based on our forecast of the Company’s performance relative to the annual recurring revenue metrics that determine the number of PSUs that will vest. To the extent that updated estimates of PSU expense differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period in which those estimates are revised.

Our RSU activity for the three months ended March 31, 2020 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	12,639,066	$5.20
Granted	3,200,982	4.04
Vested	(3,001,189)	4.60
Forfeitures	(533,623)	4.67
Unvested, March 31, 2020	12,305,236	$5.07

Our PSU activity for the three months ended March 31, 2020 was as follows:

Performance Stock Units
Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	—	$ n/a
Granted	1,005,000	3.27
Vested	—	n/a
Forfeitures	—	n/a
Unvested, March 31, 2020	1,005,000	$3.27

Bonus Plans

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

In the three months ended March 31, 2020, we recorded $757,000 of stock-based compensation expense under the 2019 Bonus Plans and we recognized no stock-based compensation expense under the 2020 Bonus Plans as they were not approved in the first quarter of 2020. In the three months ended March 31, 2019, we recorded $1.1 million of stock-based compensation expense under the 2018 Bonus Plans and $2.7 million stock-based compensation expense under the 2019 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the three months ended March 31, 2020 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2019	1,301,881	2,898,977	$5.17	4.89	$1,556
Authorized	5,636,269	—
Stock options granted	—	—
Issuance of shares under Bonus Plans	(1,730,682)	—
Shares withheld from net settlement of restricted stock units	738,233
Restricted stock units granted	(1,470,300)	—
Performance stock units granted	(1,005,000)	—
Exercised	—	(29,797)	3.93
Stock options canceled	71,058	(71,058)	5.41
Restricted stock units canceled	533,623	—
Balance—March 31, 2020	4,075,082	2,798,122	$5.18	4.50	$472
Vested and exercisable—March 31, 2020		2,432,496	$5.28	3.93	$468
Vested and expected to vest(1)—March 31, 2020		2,739,242	$5.19	4.42	$472

(1)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$898	$1,541
Research and development	3,059	4,111
Sales and marketing	2,073	2,274
General and administrative	1,543	2,364
Total	$7,573	$10,290

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected dividend yield	n/a	—
Risk-free interest rate	n/a	2.5%
Expected volatility	n/a	50%
Expected life (in years)	n/a	6.1

No stock options were granted in the three months ended March  31, 2020.

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected dividend yield	—	—
Risk-free interest rate	1.5%	2.5%
Expected volatility	45%	42%
Expected life (in years)	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of March  31, 2020, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.7	2.3
Restricted stock units	45.8	2.7
Performance stock units	2.3	2.1
ESPP	3.2	1.9
Total	$52.0

9.Employee Benefit Plan

We maintain a defined contribution 401(k) plan. The plan covers all full-time U.S. employees over the age of 21. Each employee can contribute up to $19,500 annually (with a $6,500 catch up contribution limit for employees aged 50 or older). Beginning January 2020, we provide matching contributions at 100% of every dollar an employee contributes, up to 3% of eligible compensation with a $2,000 annual maximum match.

10.Commitments and Contingencies

Litigation

We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have material exposure on an aggregate basis at this time.

Patent Claim

We received a letter in August 2019 from BlackBerry Corp. asserting that our products and software infringe BlackBerry’s patents, and that we should license its portfolio. We retained counsel and evaluated BlackBerry’s letter, as well as potential counterclaims against BlackBerry. BlackBerry sent a second letter in March 2020 asserting that our products and software infringe additional BlackBerry patents, although BlackBerry did not specify its infringement theories or make a demand for damages in the March 2020 letter. The parties have attempted to negotiate a potential resolution of the dispute, and we have accrued an immaterial amount related to the matter as of May 1, 2020. However, as of May 1, 2020, these discussions have not been resolved.

To protect our rights, we filed a lawsuit against BlackBerry in the United States District Court for the Northern District of California on April 27, 2020. The case is MobileIron, Inc. v. BlackBerry Corp. and BlackBerry Ltd. The lawsuit asserts that BlackBerry’s products infringe MobileIron patents, that MobileIron’s products and software do not infringe BlackBerry’s patents, and that BlackBerry has engaged in certain unlawful activities related to its licensing program for its patent portfolio. We intend to vigorously assert our claims and defend against any claims or lawsuits that BlackBerry may assert against us. The amount of damages that could be awarded in the lawsuit is unknown at this time.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third-party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third-party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through March  31, 2020, we have not received any material written claim for indemnification.

11.Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

On our balance sheet, we have current and noncurrent lease commitment liabilities of approximately $5.3 million and $8.8,  million, respectively, and corresponding right-of-use assets of approximately $12.6 million at March 31, 2020 for our operating leases.

The operating lease cost for the three months ended March 31, 2020 and 2019 was $1.3 million and $1.7 million, respectively. The future maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

Year
2020 (remaining)	$4,620
2021	4,962
2022	3,514
2023	1,493
2024	330
Thereafter	555
Total lease payments	15,474
Less: imputed interest	(1,411)
Total lease liability	$14,063

All of our leases are classified as operating leases. In the three months ended March 31, 2020, the weighted average discount rate used to determine the lease liabilities was 5.3% and the weighted average remaining lease term was 38 months.

12.Unearned Revenue

Changes in unearned revenue were as follows for the three months ended March  31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Balance, beginning of period	$118,211	$105,837
Billings, excluding billings for customer arrangements with termination rights	40,791	40,323
Additions to unearned revenue upon expiration of termination rights	4,645	5,000
Recognition of revenue, net of change in unbilled accounts receivable*	(49,609)	(48,281)
Balance, end of period	$114,038	$102,879

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended
	March 31,
(in thousands)	2020	2019
Revenue billed as of the end of period	$49,609	$48,281
Increase (decrease) in total unbilled accounts receivable	89	(199)
Revenue Reported in Condensed Consolidated Statement of Operations	$49,698	$48,082

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $126.0 million as of March 31, 2020, of which we expect to recognize approximately 74% as revenue over the next 12 months and the remainder thereafter.

As of March 31, 2020 and December 31, 2019, the balance of customer arrangements that contain termination rights was $13.5 million and $16.1 million, respectively.

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

Approximately $1.8 million and $2.0 million as of March  31, 2020 and December 31, 2019, or 43% and 42%,  respectively, of our net Property and Equipment  was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Revenue
United States	$21,133	$19,612
International	28,565	28,470
Total	$49,698	$48,082

We recognized revenue of $7.2 million, or 15% of total revenue, and $7.7 million, or 16% of total revenue, from customers with a billing address in Germany for the three months ended March 31, 2020 and 2019, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three months ended March  31, 2020 or 2019.

Revenue from recurring and non-recurring contractual arrangements was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cloud subscriptions - ratable	$18,634	$15,261
On-premise subscriptions - point-in-time	3,378	3,952
On-premise subscriptions - ratable	4,922	4,458
Software support on perpetual licenses - ratable	15,986	16,110
Recurring revenue	42,920	39,781
Perpetual license - point-in-time	5,633	7,419
Professional services - point-in-time	1,145	882
Non-recurring revenue	6,778	8,301
Total revenue	$49,698	$48,082

Recurring revenue in the table above is defined as revenue that requires a contract renewal for the service or license to continue beyond the initial or current contract term and additional revenue will be recognized if that renewal occurs. Non-recurring revenue is defined as sales of perpetual license or professional services that are one-time in nature and does not need to be renewed.

14.Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(12,661)	$(17,100)
Denominator:
Weighted–average shares used to compute basic and diluted net loss per share	113,957	107,352
Basic and diluted net loss per share	$(0.11)	$(0.16)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three months ended March 31, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,	March 31,
	2020	2019
Stock options outstanding, net of unvested exercised stock options	2,798,122	4,122,033
Unvested restricted stock units	12,305,236	12,958,398
Unvested performance stock units	1,005,000	—
ESPP shares	228,705	211,035
Stock-settled bonus shares	—	295,725
Total potentially dilutive securities	16,337,063	17,587,191

S

15. Subsequent Events

In April 2020, we acquired all of the issued and outstanding capital stock of incapptic Connect GmbH (“incapptic”), a privately-held German software company, for $5.9 million in cash. Incapptic sells a software application that enables businesses to efficiently manage, deliver, install and launch private web applications for mobile devices. Of the $5.9 million paid, $1.1 million was paid to an escrow account and will be distributed to former incapptic shareholders within 24 months, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants.

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on our business, financial position and operating results in future periods due to numerous uncertainties. We are closely monitoring the impact of the pandemic on all aspects of our business.

Our total revenue in the three months ended March 31, 2020 was $49.7 million, compared to $48.1 million in the three months ended March 31, 2019, representing an increase of 3%.

Revenue from cloud services, licenses and software support and services represented 38%, 18% and 44% of total revenue, respectively, in the three months ended March 31, 2020, and 32%, 24% and 44% of total revenue, respectively, in the three months ended March 31, 2019. This represents a continuing mix shift in our business. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 86% of total revenue in the three months ended March 31, 2020, compared to 83% of total revenue in the three months ended March 31, 2019.

Our cloud services revenue in the three months ended March 31, 2020 and 2019 was $18.6 million and $15.3 million, respectively, representing an increase of 22%. This growth reflects contributions from MobileIron Threat Detection and Access and our customers’ preference to purchase cloud services. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in the three months ended March 31, 2020 and 2019 was $9.0 million and $11.4 million, respectively, representing a decrease of 21%. The decline in license revenue was due to a decrease in revenue from perpetual licenses and license fees recognized from on-premise subscriptions. We have generally seen a decrease in demand for our perpetual licenses and a mix shift in favor of subscriptions, particularly cloud, rather than perpetual licenses.  In the first quarter of 2020, we announced the discontinuation of perpetual license sales for our on-premise solution beginning the third quarter of 2020 and, consequently, we anticipate that license revenue may decrease more dramatically for a period of time as license revenue will be generated primarily from sales of on-premise subscriptions which do not generate as much up-front license revenue as perpetual licenses.

Our software support and services revenue in the three months ended March 31, 2020 and 2019 was $22.1 million and $21.5 million, respectively, representing an increase of 3%. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premise subscriptions, renewals of on-premise subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our Annual Recurring Revenue (or “Total ARR”) at March 31, 2020 was $180.8 million compared to $167.2 million at March 31, 2019, representing a growth rate of 8%. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

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

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the three months ended March 31, 2020 and the full years of 2019 and 2018, 57%, 58% and 58%, respectively, of our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $12.7 million, $48.8 million and $43.1 million in the three months ended March 31, 2020, and the full years 2019 and 2018, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including likely continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into the business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU and PSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity.

While we did not see a material adverse financial impact from COVID-19 in our first quarter of 2020, our future financial position may be impacted by the loss of current customers or prospects, delays in existing customer renewals or new customer purchases, limitation in our ability to expand or upsell within our existing customer base, pricing pressure, or by our customers’ inability to pay amounts owed to us. While it is too early to determine the amount of the future financial impact from COVID-19, shelter-in-place mandates across the world have disrupted certain of our ARR growth drivers as the priorities of IT leaders have shifted. As a result of those and other priority changes, as well as the economic toll that COVID-19 will have on our customers, we expect a negative impact on our ARR and revenue, and likely on our net loss as well, until the pandemic is contained and likely for an unknown period of time thereafter. Because of our IT infrastructure and the nature of our business, our employees mostly have been able to work remotely and productively despite the shelter-in-place requirements, but future productivity and the effects of COVID-19 on our operations is unknown.

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

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive 24 month offering periods, consisting of four tranches. We recognize compensation expense on an accelerated-graded basis over the employee’s requisite service period. We account for the fair value of restricted stock units, or RSUs, and, beginning 2020, performance stock units, or PSUs, using the closing market price of our common stock on the date of grant. RSUs granted to existing employees typically vest ratably on a quarterly basis over four years. RSUs granted to new employees typically vest one-fourth after one year and ratably on a quarterly basis over the following three years. Based on achievement relative to certain company metrics, one-fourth of PSUs vest in the first quarter of the year after grant and the remaining PSUs vest ratably on a quarterly basis over the following three years. We recognize compensation expense for RSUs on a straight-line basis over the employee’s requisite service period. We recognize compensation expense for PSUs on an accelerated-graded basis over the employee’s requisite service period and the expense may be adjusted each quarter based on our forecast of the Company’s performance relative to the metrics that determine the number of PSUs that will vest.

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

We currently have a full valuation allowance against our U.S. net deferred tax assets, which was $117.7 million as of December 31, 2019. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. The allowance will be released if evidence indicates that it becomes more likely than not that the tax asset may be utilized.

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share and free cash flow. These non-GAAP financial measures exclude stock-based compensation and restructuring expense.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods in varying amounts.

Restructuring expense

In our non-GAAP financial measures, we have excluded the effect of expenses associated with severance and other expenses related to reductions in our workforce. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, and non-GAAP net loss per share

We believe that the exclusion of stock-based compensation expense and restructuring expense from various gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Because stock-based compensation and restructuring expense have been and can continue to be inconsistent in amount from period to period, we believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business, on its own and in comparison to other companies. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

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

Non-GAAP financial measures for the three months ended March 31, 2020 and 2019 were as follows (unaudited):

	Three Months Ended
	March 31,
(in thousands, except percentages and per share data)	2020	2019
Non-GAAP gross profit	$39,724	$39,336
Non-GAAP gross margin	79.9%	81.8%
Non-GAAP operating loss	$(3,960)	$(6,150)
Non-GAAP operating margin	(8.0)%	(12.8)%
Non-GAAP net loss	$(4,509)	$(6,195)
Non-GAAP loss per share	$(0.04)	$(0.06)
Free cash flow	$7,074	$7,639

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended
	March 31,
	2020	2019
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$38,826	$37,719
Add: Stock-based compensation expense	898	1,541
Add: Restructuring expense	—	76
Non-GAAP gross profit	$39,724	$39,336
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	78.1%	78.4%
GAAP to non-GAAP gross margin adjustments	1.8%	3.4%
Non-GAAP gross margin	79.9%	81.8%
Non-GAAP operating loss reconciliation:
GAAP operating loss	$(12,112)	$(17,055)
Add: Stock-based compensation expense	7,573	10,290
Add: Restructuring expense	579	615
Non-GAAP operating loss reconciliation:	$(3,960)	$(6,150)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating profit over GAAP total revenue	(24.4)%	(35.5)%
GAAP to non-GAAP operating margin adjustments	16.4%	22.7%
Non-GAAP operating margin	(8.0)%	(12.8)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(12,661)	$(17,100)
Add: Stock-based compensation expense	7,573	10,290
Add: Restructuring expense	579	615
Non-GAAP net loss reconciliation:	$(4,509)	$(6,195)
Non-GAAP net loss per share reconciliation:
GAAP net loss	$(0.11)	$(0.16)
Add: Stock-based compensation expense	0.07	0.10
Add: Restructuring expense	—	—
Non-GAAP net loss per share	$(0.04)	$(0.06)
Free cash flow:
Net cash provided by operating activities	$7,167	$7,816
Purchase of property and equipment	(93)	(177)
Free cash flow	$7,074	$7,639

Annual Recurring Revenue

We utilize the operating metric, total annual recurring revenue (“Total ARR”), which is defined as the annualized value of all recurring revenue contracts active at the end of a reporting period. Total ARR includes the annualized value of subscriptions (“Subscription ARR”) and the annualized value of software support contracts related to perpetual licenses (“Perpetual license support ARR”) active at the end of a reporting period and does not include revenue reported as perpetual license or professional services in our consolidated statement of operations. We are monitoring these metrics because they align with how our customers are increasingly purchasing our solutions and how we are managing our business. These ARR measures should be viewed independently of revenue, unearned revenue, and customer arrangements with termination rights as ARR is an operating metric and is not intended to be combined with or replace those items. ARR is not an indicator of future revenue and can be impacted by contract start and end dates and renewal rates.

ARR metrics as of March 31, 2020 and 2019 were as follows (unaudited):

	March 31,
(in thousands, except percentages)	2020	2019
Total ARR	$180,821	$167,185
Year-over-year percentage increase	8%	18%
Subscription ARR	$115,326	$100,421
Year-over-year percentage increase	15%	29%
Perpetual license support ARR	$65,495	$66,764
Year-over-year percentage increase	(2)%	3%

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

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premise subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenues are also included in license revenue and constituted less than 1% of total revenue for the three months ended March 31, 2020 and 2019.

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

License

Our cost of license revenue consists of the cost of third-party software royalties,  and appliances.

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

Operating Expenses

Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, sales commissions. While operating expenses, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect them to decrease over the long term as a percentage of total revenue. Stock-based compensation expense may fluctuate depending on the size and timing of RSU and PSU grants and achievement under stock-settled bonus plans.

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

Restructuring Expense

Restructuring expense consists of severance and other expenses related to reductions in our workforce. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

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

	Three Months Ended
	March 31,
	2020	2019
Revenue
Cloud services	$18,634	$15,261
License	9,010	11,371
Software support and services	22,054	21,450
Total revenue	49,698	48,082
Cost of revenue (1)
Cloud services	6,057	4,710
License	459	554
Software support and services	4,356	5,023
Restructuring expense	—	76
Total cost of revenue	10,872	10,363
Gross profit	38,826	37,719

Operating expenses:
Research and development (1)	18,993	21,829
Sales and marketing (1)	24,133	24,487
General and administrative (1)	7,233	7,919
Restructuring expense	579	539
Total operating expenses	50,938	54,774
Operating loss	(12,112)	(17,055)
Other income (expense) - net	(108)	412
Loss before income taxes	(12,220)	(16,643)
Income tax expense	441	457
Net loss	$(12,661)	$(17,100)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,
	March 31,
	2020	2019
Cost of revenue	$898	$1,541
Research and development	3,059	4,111
Sales and marketing	2,073	2,274
General and administrative	1,543	2,364
Total	$7,573	$10,290

Statement of operations presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2020	2019
Revenue
Cloud services	38%	32%
License	18	24
Software support and services	44	44
Total revenue	100	100
Cost of revenue
Cloud services	12	10
License	1	1
Software support and services	9	10
Restructuring expense	—	—
Total cost of revenue	22	21
Gross profit	78	79
Operating expenses:
Research and development	38	45
Sales and marketing	49	51
General and administrative	15	17
Restructuring expense	1	1
Total operating expense	103	114
Operating loss	(25)	(35)
Other income (expense) - net	—	—
Loss before income taxes	(25)	(35)
Income tax expense	1	1
Net loss	(26)%	(36)%

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Cloud services	$18,634	$15,261	$3,373	22%
License	9,010	11,371	(2,361)	(21)
Software support and services	22,054	21,450	604	3
Total revenue	$49,698	$48,082	$1,616	3%

	Three Months Ended
	March 31,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$21,133	43%	$19,612	41%	$1,521	8%
International	28,565	57	28,470	59	95	—
Total revenue	$49,698	100%	$48,082	100%	$1,616	3%

Revenue

Cloud services revenue increased $3.4 million, or 22%, in the three months ended March 31, 2020 compared to the corresponding period of 2019, which we believe was attributable to sales of MobileIron Threat Defense, Access and customer preference for solutions sold under a cloud-based delivery model.

License revenue decreased $2.4 million, or 21%, in the three months ended March 31, 2020 compared to the corresponding period of 2019 primarily due to a continued slowdown in perpetual license orders, less contribution from on-premise subscriptions and a shift in favor of cloud subscription services. Revenue from perpetual licenses decreased $1.8 million, or 24%, and revenue from the license component of on-premise subscriptions decreased $574,000, or 15%, in the three months ended March 31, 2020 compared to the corresponding period of 2019. License revenue from on-premise subscriptions is impacted by the timing, size and contract length of on-premise subscription sales in a given period. License revenue will be further impacted by the planned discontinuance of the sale of on-premise software priced as a perpetual license beginning in the third quarter of 2020.

Software support and services revenue increased $604,000, or 3%, in the three months ended March 31, 2020 compared to the corresponding period of 2019, primarily as a result of growth in our installed base of customers that purchase perpetual licenses and new and renewed on-premise subscriptions.  Professional services revenue was $1.1 million in the three months ended March 31, 2020 compared to $882,000 in the corresponding period of 2019. Support for perpetual licenses decreased $124,000, or 1%, and support for on-premise subscriptions increased $464,000, or 10%, in the three months ended March 31, 2020 compared to the corresponding period of 2019.

Revenue from U.S. sales increased 8% in the three months ended March 31, 2020 compared to the corresponding period of 2019. Revenue from international sales was roughly flat in the three months ended March 31, 2020 compared to the corresponding period of 2019. While there has been an increase in the adoption of our products and an increased cumulative installed base of customers outside of the U.S., our international revenue is more significantly impacted by the decrease in sales of perpetual licenses.

No customer accounted for 10% or more of total revenue in the three months ended March 31, 2020 or 2019, except for our largest reseller, AT&T, which accounted for 11% of total revenue in the three months ended March 31, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$6,057	12%	$4,710	10%	$1,347	29%
License	459	1	554	1	(95)	(17)
Software support and services	4,356	9	5,023	10	(667)	(13)
Restructuring expense	—	—	76	—	(76)	(100)
Total cost of revenue	$10,872	22%	$10,363	21%	$509	5%
Gross profit	$38,826		$37,719		$1,107
Gross margin		78%		79%

Total cost of revenue increased $509,000, or 5%, in the three months ended March 31, 2020 compared to the corresponding period of 2019 due primarily to increases in cloud services cost of revenue which were partially offset by a decrease in software support and services expense.

Cloud services cost of revenue increased $1.3 million in the three ended March 31, 2020 compared to the corresponding period of the prior year. Royalty expense in cloud services cost of revenue increased $1.2 million in the three months ended March 31, 2020 compared to the corresponding period of the prior year due to greater sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Data center operations expense increased $207,000 in the three months ended March 31, 2020 compared to the corresponding period of the prior year. Within data center operations, facilities and infrastructure expense increased $382,000 due primarily to third-party hosting costs. The increase was partially offset by a decrease of $152,000 in stock-based compensation expense due to lower expense associated with the stock-settled bonus program.  The 2020 stock-settled bonus program was not approved in the first quarter of 2020 and, consequently, we recognized no expense in the three months ended March 31, 2020.

License cost of revenue was slightly lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to a decrease in appliance sales.

In cost of software support and services, customer success expense primarily accounted for the $667,000 decrease in the three months ended March 31, 2020 compared to the corresponding period of 2019. Within customer success, stock-based compensation expense decreased by $406,000 due to lower expense associated with our stock-settled bonus program, facilities and infrastructure expense decreased $130,000 primarily due to reduction in office space, and travel-related expense decreased $88,000 due in large part to travel limitations related to COVID-19.

In the three months ended March 31, 2019, we incurred $76,000, of restructuring expense due to a reduction in our workforce. Additional restructuring expense for both three month periods was recorded in operating expenses.

Operating Expenses

	Three Months Ended
	March 31,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$18,993	38%	$21,829	45%	$(2,836)	(13)%
Sales and marketing	24,133	49	24,487	51	(354)	(1)
General and administrative	7,233	15	7,919	17	(686)	(9)
Restructuring expense	579	1	539	1	40	7
Total operating expenses	$50,938	103%	$54,774	114%	$(3,836)	(7)%

Research and development expense decreased $2.8 million, or 13%, in the three months ended March 31, 2020 compared to the corresponding period of 2019. Facilities and infrastructure expense decreased $1.3 million primarily due to lower telecommunications costs incurred to enhance our cloud platform and reductions in office space. Stock-based compensation expense decreased by $1.1 million primarily because of lower expense associated with our stock-settled bonus program. The 2020 stock-settled bonus program was not approved in the first quarter of 2020 and, consequently, we recognized no expense in the three months ended March 31, 2020. Payroll-related expense, excluding stock-based compensation, decreased $486,000 due to headcount reductions that were partially offset by merit increases.

Sales and marketing expense decreased $354,000, or 1%, in the three months ended March 31, 2020 compared to the corresponding period of 2019. Marketing program expense decreased $460,000 due largely to the cancellation or postponement of marketing events due to COVID-19. Facilities and infrastructure expense decreased $438,000 due to less spending on our annual sales kick-off meeting and a reduction in office space. Stock-based compensation expense decreased $201,000 because of lower expense associated with our stock-settled bonus program. Partially offsetting the decreases, payroll-related expense increased $859,000 due primarily to merit increases, commission expense and the costs of 401(k) matching contributions implemented in January 2020.

General and administrative expense decreased $686,000, or 9%, in the three months ended March 31, 2020 compared to the corresponding period of 2019 due to a decrease in stock-based compensation expense of $821,000 largely associated with the stock-settled bonus program that was partially offset by a modest increase in salaries and other payroll related expenses due to merit increases and 401(k) matching contributions implemented in January 2020.

We incurred $579,000 of restructuring expense in operating expenses in the three months ended March 31, 2020 compared to $539,000 in the corresponding period of 2019 due to expenses associated with reductions in our workforce.

Other Income (Expense)—Net

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Other income (expense)—net	$(108)	$412	$(520)	(126)%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $279,000 and $595,000 of interest income for the three months ended March 31, 2020 and 2019, respectively, and a $405,000 and $211,000 foreign currency loss for the three months ended March  31, 2020 and 2019, respectively. A lower interest rate environment and our investment of excess cash in money market funds rather than corporate debt and commercial paper reduced our interest income while the strengthening of the U.S. dollar versus foreign currencies has generally resulted in losses on our foreign-denominated assets, most notably cash and accounts receivable balances for both periods presented.

Income Tax Expense

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Income tax expense	$441	$457	$(16)	(4)%

Income tax expense was $441,000 and $457,000 in the three months ended March 31, 2020 and 2019, respectively. Income tax expense is primarily from foreign income taxes on profits realized by our foreign subsidiaries. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$98,583	$94,415

	Three Months Ended
	March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Net cash provided by operating activities	$7,167	$7,816	$(649)	(8)%
Net cash provided by (used in) investing activities	(93)	277	(370)	(134)
Net cash used in financing activities	$(2,906)	$(6,259)	$3,353	(54)%

At March 31, 2020, we had cash and cash equivalents of $98.6 million. Approximately 91% of our cash and cash equivalents are held in the United States.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2020 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of March 31, 2020. We are required to maintain an adjusted quick ratio (defined as the ratio of current assets to current liabilities minus deferred revenue) of at least 1.25. At March 31, 2020, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisitions and similar transactions, the extent to which our customers transition to cloud subscriptions, and the economic impact of COVID-19 on our customers and prospects. Any delays in new customer purchases of our solutions and existing customer renewals, loss of customers, limited ability to expand or upsell within our existing customer base, and pricing pressure related to the business impact of the COVID-19 pandemic could reduce our cash collections. At the same time, we expect some natural reductions in expenditures for travel and marketing event expense for the remainder of 2020 due to COVID-19.  In addition, our discontinuation of sales of perpetual licenses starting in July 2020 will have a negative short-term effect on cash from operations as subscriptions, which we expect will replace these perpetual licenses, generate lower upfront billing amounts than perpetual licenses. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. In October 2018, our Board of Directors approved the repurchase of up to an aggregate of $25.0 million of our common stock, subject to compliance with applicable laws, over a two-year period (the “Repurchase Program”). The amount and timing of any repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions.

Cash Provided by Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the three months ended March 31, 2020, we generated $7.2 million of cash from operating activities compared to generating $7.8 million in the corresponding period of the prior year. We incurred a net loss of $12.7 million in the three months ended March 31, 2020 compared to a net loss of $17.1 million in the corresponding period of 2019. In the three months ended March 31, 2020 compared to the corresponding period of 2019, our net loss decreased due to a $1.6 million increase in revenue and $3.3 million decrease in cost of sales and operations expenses. The net loss included non-cash charges of $8.4 million, primarily due to stock-based compensation expense, compared to $11.2 million in the three months ended March 31, 2019. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $21.1 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of the cash from those receivables is collected in the quarter following the billing quarter. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in unearned revenue of $4.2 million, a decrease in accrued expenses and other long-term liabilities of $3.3 million, and a decrease in the liability for customer arrangements with termination rights of $2.7 million.

In the three months ended March 31, 2019, we generated $7.8 million of cash from operating activities. We incurred a net loss of $17.1 million in the three months ended March 31, 2019. The net loss included non-cash charges of $11.2 million, primarily due to stock-based compensation expense. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $22.8 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first fiscal quarter and the majority of the cash from those receivables is collected in the quarter following the billing quarter. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in unearned revenue of $3.0 million, an increase in other current and noncurrent assets of $2.6 million, a decrease in the liability for customer arrangements with termination rights of $2.2 million, and a decrease in accrued expenses and long-term liabilities of $1.5 million.

Cash Provided by (Used in) Investing Activities

Our investing activities have primarily consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities.

Cash used in investing activities was $93,000 for the three months ended March 31, 2020 as compared to $277,000 generated in the corresponding period of 2019. In the three months ended March 31, 2020, all of our excess cash was invested in money market funds and consequently we had no purchases of or proceeds from investment securities, compared to the three months ended March 31, 2019 where we received $1.0 million from maturities of investment securities and invested $546,000 in new investment securities. Cash paid for the purchase of property and equipment was $93,000 and $177,000 for the three months ended March 31, 2020 and 2019, respectively.

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

In the three months ended March 31, 2020, our financing activities used $2.9 million of cash. We received $123,000 from the exercise of stock options and $837,000 from ESPP contributions. We used $3.2 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and $684,000 for the repurchase of common stock.

In the three months ended March 31, 2019, our financing activities used $6.3 million of cash. We received $798,000 from the exercise of stock options and $953,000 from ESPP contributions. We used $4.4 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and $3.6 million for the repurchase of common stock.

Off-Balance-Sheet Arrangements

As of March 31, 2020, we did not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Segment Information

We have one primary business activity and operate in one reportable segment, software and services to manage and secure mobile devices, applications and content.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes to our quantitative and qualitative disclosures about market risks compared to those disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March  31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation and subject to claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial conditions or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 10 in Notes to the Consolidated Financial Statements for further information on the lawsuit, MobileIron, Inc. vs. BlackBerry Corp. and BlackBerry Ltd., for patent infringement and other claims that was filed on April 27, 2020.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic could adversely affect our business, operating results and future revenue.

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our business, operating results and future revenue.

The COVID-19 pandemic may prevent us from conducting business activities at full capacity for an extended period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including temporarily closing our offices and requiring all employees to work remotely, canceling marketing events, and suspending all non-essential travel worldwide for our employees. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, prevent us from expanding or upselling our customer base, and impair our ability to effectively manage our business.

In addition, any economic downturn or recession resulting from the COVID-19 pandemic will likely impact demand for our products and services and adversely affect our operations. We expect there to be volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts are felt, including the possibilities that our end customers delay, decrease or cancel their planned purchases, or are unable to pay amounts owed to us. Any economic downturn could also adversely impact the overall financial condition of our business partners, including our channel partners, which we depend on in order to operate our business and to provide our products and services.

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans. For example, in light of COVID-19, our management team is actively evaluating many of the investments and initiatives we had planned for 2020, which could potentially impact our 2020 results.

The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our results of operations, cash flows and financial position cannot be reasonably estimated at this time.

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

We have incurred net losses each year since our inception, including net losses of $48.8 million, $43.1 million in 2019 and 2018, respectively, and $12.7 million for the three months ended March 31, 2020. As of March 31, 2020, our accumulated deficit was $465.6 million.  Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed with the SEC. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

—	changes in our mix of revenue as a result of our different deployment options and licensing models and the ensuing revenue recognition effects;

—	the effect of litigation;

—	changes in foreign currency exchange rates;

—	general economic conditions in our domestic and international markets; and

—	other factors such as political unrest, acts of terrorism or war, natural disasters, and public health crises, such as the COVID-19 pandemic.

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

Our market is intensely competitive, and we expect competition to increase in the future from established competitors, consolidations and new market entrants. Our major competitors include BlackBerry, Citrix, IBM, Lookout, Microsoft, Symantec and VMware. A number of our historical competitors have been purchased by large corporations. For example, AirWatch was acquired by VMware, Good Technology was acquired by BlackBerry, and Skycure was acquired by Symantec, which has been acquired by Broadcom. These large corporations have longer operating histories, greater name recognition, larger and better established customer bases, more channel partners, and significantly greater financial, technical, sales, marketing and other resources than we have. Because these competitors possess greater resources, they may be able to adapt more quickly to new technologies and changes in customer requirements, devote greater resources to the promotion and sale of their solutions, purchase companies or new technologies, initiate or withstand substantial price competition, and/or develop and expand their products and features more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on an installed base of solutions or to incorporate functionality into existing solutions to gain business in a manner that discourages customers from including us in competitive bidding processes, evaluating and/or purchasing our solutions. They have done this in the past, and may in the future do this, by selling at zero or negative margins, through solution bundling or through enterprise license deals. Some potential customers, especially Forbes Global 2000 Leading Companies, have already made investments in, or may make investments in, substantial personnel and financial resources and established deep relationships with these much larger enterprise IT vendors, which may make them reluctant to evaluate our solutions or work with us regardless of solution performance or features. Potential customers may prefer to purchase a broad suite of solutions from a single provider, or may prefer to purchase mobile IT solutions from an existing supplier rather than a new supplier, regardless of performance or features.

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

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing, sales and operations personnel. Over the last five years, we have experienced substantial turnover in our sales, engineering, marketing, product management and executive teams, and this could continue in the future. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may harm our business, operating results and financial condition. Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel, in particular engineers and sales personnel. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, including, in particular, engineers. We must offer competitive compensation and opportunities for professional growth in order to attract and retain these highly skilled employees. Failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

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

We currently host our cloud services from third-party data center facilities operated by providers such as AWS, which are located around the world. Any damage to, or failure of, our cloud services that are hosted by these third parties, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud services and/or the loss of data. While the third-party data centers host the server infrastructure, we manage the cloud services through our site reliability engineering team and need to support version control, changes in cloud software parameters and the evolution of our solutions, all in a multi-OS environment. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services. In some cases, we have entered into contractual service level commitments to maintain uptime of at least 99.9% for our cloud services platform and if we or our third-party data center facilities fail to meet these service level commitments, we may have to issue credits to these customers. Impairment of, or interruptions in, our cloud services may reduce our subscription revenues, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our subscription renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We may not be able to rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, public health crisis, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services and the loss of customer data and business.

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

Employee adoption of mobile initiatives depends on the credible and clear separation of enterprise applications and data from personal applications and data on the device, as well as the employee’s data privacy. For our customers, it is also essential to maintain the security of enterprise data properly while retaining the native experience users expect. While we contractually obligate our customers to make the required disclosures, gain the required consents from their employees and otherwise comply with applicable law regarding the processing of personally identifiable information that the employer may access, we do not control whether they in fact do so. Any claim by a customer’s employee that his or her employer had not complied with applicable privacy and data security laws in connection with the deployment and use of our software on the employee’s mobile device could harm our reputation and business and subject us to liability, whether or not warranted.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, such as the acquisition of incapptic Connect GmbH that we announced on April 29, 2020, we may not ultimately strengthen our competitive position or achieve our goals. In addition, if we are unsuccessful at integrating such acquisitions, fail to properly identify issues or liabilities in the business and assets we may acquire or are unsuccessful in developing the acquired technologies, the revenue and operating results of the combined company could be adversely affected. We have in the past and could in the future record impairment losses in connection with acquisitions. Further, the integration of an acquired company typically requires significant time and resources, and we may not be able to manage the process successfully and such activities could be distracting to management. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity to finance any such acquisition could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Economic downturns or uncertainty could adversely affect our business operations or financial results. Negative conditions in the general economy and political sphere both in the United States and abroad, including conditions resulting from changing tariff and trade policies, financial and credit market fluctuations, public health crises and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general and negatively affect the rate of growth of our business. Economic downturns or economic and/or political uncertainty make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, or to deprioritize the portion of their IT budget focused on mobility. We cannot predict the timing, strength or duration of any economic slowdown, economic or political instability or recovery, generally or within any particular industry or geography. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring near our headquarters could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. In addition, natural disasters, public health crises, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications or systems, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business.

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

We received a letter in August 2019 from BlackBerry Corp. asserting that our products and software infringe BlackBerry’s patents, and that we should license its portfolio. We retained counsel and evaluated BlackBerry’s letter, as well as potential counterclaims against BlackBerry. BlackBerry sent a second letter in March 2020 asserting that our products and software infringe additional BlackBerry patents, although BlackBerry did not specify its infringement theories or make a demand for damages in the March 2020 letter. The parties have attempted to negotiate a potential resolution of the dispute, and we have accrued an immaterial amount related to the matter as of May 1, 2020. However, as of May 1, 2020, these discussions have not been resolved. To protect our rights, we filed a lawsuit against BlackBerry in the United States District Court for the Northern District of California on April 27, 2020. The case is MobileIron, Inc. v. BlackBerry Corp. and BlackBerry Ltd. The lawsuit asserts that BlackBerry’s products infringe MobileIron patents, that MobileIron’s products and software do not infringe BlackBerry’s patents, and that BlackBerry has engaged in certain unlawful activities related to its licensing program for its patent portfolio. We intend to vigorously assert our claims and defend against any claims or lawsuits that BlackBerry may assert against us. The amount of damages that could be awarded in the lawsuit is unknown at this time.

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

We derive a significant portion of our revenues from customers outside the United States. For the three months ended March 31, 2020 and for the years ended 2019 and 2018,  57%, 58%, and 58% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2019, approximately 46% of our employees were located abroad.

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

We have a limited history of marketing, selling and supporting our solutions internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales and engineering, we may experience difficulties in foreign markets. In addition, business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended warranty terms. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our operating results may be adversely affected. International operations are subject to other inherent risks, and our future results could be adversely affected by a number of factors, including:

—	difficulties in executing an international channel partners strategy;

—	burdens of complying with a wide variety of foreign laws, including heightened concerns and legal requirements relating to data security and privacy;

—	economic or political instability and security concerns in countries outside the United States in which we operate or have customers;

—	unfavorable contractual terms or difficulties in negotiating contracts with foreign customers or channel partners as a result of varying and complex laws and contractual norms;

—	difficulties in providing support and training to channel partners and customers in foreign countries and languages;

—	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results or result in fines and penalties;

—	difficulties and costs of attracting and retaining employees and managing foreign operations;

—	import restrictions and the need to comply with export laws;

—	difficulties in protecting intellectual property;

—	difficulties in enforcing contracts and longer accounts receivable payment cycles;

—	the effect of foreign exchange fluctuations on the competitiveness of our prices;

—	potentially adverse tax consequences;

—	the increased cost of terminating employees in some countries;

—	variability of foreign economic, political and labor conditions; and

—	the impact of natural disasters and public health epidemics on our employees, channel partners and the global economy, such as the COVID-19 pandemic.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through March 31, 2020.  These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

—	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

—	the public’s reaction to our press releases, other public announcements and filings with the SEC;

—	rumors and market speculation involving us or other companies in our industry;

—	actual or anticipated changes in our results of operations or fluctuations in our operating results;

—	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

—	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

—	developments or disputes concerning our intellectual property or other proprietary rights;

—	announced or completed acquisitions of businesses or technologies by us or our competitors;

—	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

—	changes in accounting standards, policies, guidelines, interpretations or principles;

—	any major change in our management;

—	general economic conditions and slow or negative growth of our markets; and

—	other events or factors, including those resulting from war, incidents of terrorism, public health crises (such as the COVID-19 pandemic) or responses to these events.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 40% of the outstanding shares of our common stock as of March 31, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At March 31, 2020, we have 115,369,759 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

In the future, we may issue additional shares of common stock, or securities with convertible features into our common stock, from time to time in connection with our employee equity plans, financings, acquisitions and investments or otherwise.

On June 14, 2017, our shareholders approved in a proxy vote the amendment of our 2014 Employee Stock Purchase Plan, or ESPP, to provide for a one-time increase of 1,200,000 shares of common stock available for issuance under the ESPP. In February of 2018, we issued 1,220,822 shares of common stock under our 2017 Executive and Non-Executive Bonus Plans. In February of 2019, we issued 1,338,220 shares of common stock under our 2018 Executive and Non-Executive Bonus Plans. In February 2020, we issued 1,061,165 shares of common stock under our 2019 Non-Executive Bonus Plan. The issuance of shares of common stock under RSUs, PSUs, future bonus programs, or our ESPP could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

In the first quarter of 2020, we withheld 738,233 shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) under our stock-settled bonus programs and for restricted stock units that vested for some of our executive officers.

The following table provides a summary of the Company’s repurchase of common stock under the Repurchase Program and shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive and stock-settled bonus programs in the three months ended March 31, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2020 through January 31, 2020	—	n/a	—	$9,859,152
February 1, 2020 through February 29, 2020 (1)	738,233	$4.31	—	$9,859,152
March 1, 2020 through March 31, 2020	210,618	$3.25	210,618	$9,175,044
Total shares repurchased	948,851	$4.07	210,618	$9,175,044

(1) Represents shares repurchased through net settlements of restricted stock units that vested under our equity incentive and stock-settled bonus programs.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Form of performance stock unit award agreement pursuant to the MobileIron, Inc. Amended and Restated 2014 Equity Incentive Plan	10.1	8-K	March 12, 2020	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management contract or compensation plan or arrangement.
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

Dated: May 1, 2020