Form 10-Q
period 2020-06-30
MOBILEIRON, INC.
filed 2020-07-31
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧      No    ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ⌧     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ◻	Accelerated filer ⌧
Nonaccelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ⌧

The number of outstanding shares of the registrant’s common stock was 116,883,504 as of July 24, 2020.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2020

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$87,691	$94,415
Accounts receivable, net of allowance for doubtful accounts of $472 and $412 at June 30, 2020 and December 31, 2019, respectively	50,002	58,815
Deferred commissions - current	8,593	9,825
Prepaid expenses and other current assets	14,600	11,965
TOTAL CURRENT ASSETS	160,886	175,020
Property and equipment—net	3,891	4,804
Operating lease right-of-use asset	11,456	13,683
Deferred commissions - noncurrent	8,143	8,077
Intangible assets	3,000	—
Goodwill	8,407	5,475
Other assets	4,483	5,371
TOTAL ASSETS	$200,266	$212,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,164	$1,310
Accrued expenses	24,709	24,792
Lease liabilities - current	4,848	5,664
Unearned revenue - current	83,862	85,153
Customer arrangements with termination rights	12,057	16,130
TOTAL CURRENT LIABILITIES	127,640	133,049
Long-term liabilities:
Lease liabilities - noncurrent	7,665	10,088
Unearned revenue - noncurrent	29,351	33,058
Other long-term liabilities	122	237
TOTAL LIABILITIES	164,778	176,432

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 120,013,884 shares issued and 116,843,504 shares outstanding and 115,685,153 shares issued and 112,725,391 shares outstanding at June 30, 2020 and December 31, 2019, respectively	12	11
Additional paid-in capital	525,383	504,041
Treasury stock	(15,825)	(15,141)
Accumulated deficit	(474,082)	(452,913)
TOTAL STOCKHOLDERS’ EQUITY	35,488	35,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,266	$212,430

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Cloud services	$19,549	$16,311	$38,183	$31,572
License	17,078	12,227	26,088	23,598
Software support and services	22,298	22,327	44,352	43,777
Total revenue	58,925	50,865	108,623	98,947

Cost of revenue
Cloud services	6,824	5,146	12,881	9,856
License	587	433	1,046	987
Software support and services	4,993	4,844	9,349	9,867
Restructuring expense	—	224	—	300
Total cost of revenue	12,404	10,647	23,276	21,010
Gross profit	46,521	40,218	85,347	77,937

Operating expenses:
Research and development	20,863	19,988	39,856	41,817
Sales and marketing	24,845	26,035	48,978	50,522
General and administrative	8,887	7,626	16,120	15,545
Restructuring expense	—	2,219	579	2,758
Total operating expenses	54,595	55,868	105,533	110,642

Operating loss	(8,074)	(15,650)	(20,186)	(32,705)
Other income (expense) - net	28	540	(80)	952
Loss before income taxes	(8,046)	(15,110)	(20,266)	(31,753)
Income tax expense	462	479	903	936
Net loss	$(8,508)	$(15,589)	$(21,169)	$(32,689)
Net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.18)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	115,982	109,245	114,970	108,292

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—March 31, 2020	115,369,759	$12	$517,575	$(15,825)	$(465,574)	$36,188
Issuance of common stock for stock option exercises	112,503	—	382	—	—	382
Shares withheld for net settlement of equity awards	(77,294)	—	(360)	—	—	(360)
Vesting of restricted stock units	1,438,536	—	—	—	—	—
Stock-based compensation	—	—	7,786	—	—	7,786
Net loss	—	—	—	—	(8,508)	(8,508)
BALANCE—June 30, 2020	116,843,504	$12	$525,383	$(15,825)	$(474,082)	$35,488

BALANCE—December 31, 2019	112,725,391	$11	$504,041	$(15,141)	$(452,913)	$35,998
Issuance of common stock for stock option exercises	142,300	—	499	—	—	499
Issuance of common stock pursuant to the Employee Stock Purchase Plan	562,233	—	2,151	—	—	2,151
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,730,682	1	7,633	—	—	7,634
Shares withheld for net settlement of equity awards	(815,527)	—	(3,542)	—	—	(3,542)
Repurchase of common stock	(210,618)	—	—	(684)	—	(684)
Vesting of restricted stock units	2,709,043	—	—	—	—	—
Stock-based compensation	—	—	14,601	—	—	14,601
Net loss	—	—	—	—	(21,169)	(21,169)
BALANCE—June 30, 2020	116,843,504	$12	$525,383	$(15,825)	$(474,082)	$35,488

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—March 31, 2019	108,670,420	$11	$477,389	$(7,432)	$(421,167)	$48,801
Issuance of common stock for stock option exercises	306,936	—	921	—	—	921
Shares withheld for net settlement of equity awards	(67,848)	—	(375)	—	—	(375)
Repurchase of common stock	(542,220)	—	—	(2,990)	—	(2,990)
Vesting of restricted stock units	1,402,733	—	—	—	—	—
Stock-based compensation	—	—	6,658	—	—	6,658
Net loss	—	—	—	—	(15,589)	(15,589)
BALANCE—June 30, 2019	109,770,021	$11	$484,593	$(10,422)	$(436,756)	$37,426

BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117
Issuance of common stock for stock option exercises	557,404	—	1,720	—	—	1,720
Issuance of common stock pursuant to the Employee Stock Purchase Plan	518,112	—	2,047	—	—	2,047
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485	—	—	10,485
Shares withheld for net settlement of equity awards	(962,042)	—	(4,784)	—	—	(4,784)
Repurchase of common stock	(1,281,186)	—	—	(6,591)	—	(6,591)
Vesting of restricted stock units	2,560,333	—	—	—	—	—
Stock-based compensation	—	—	13,121	—	—	13,121
Net loss	—	—	—	—	(32,689)	(32,689)
BALANCE—June 30, 2019	109,770,021	$11	$484,593	$(10,422)	$(436,756)	$37,426

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,169)	$(32,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	21,079	19,147
Depreciation	1,617	1,757
Amortization of intangible assets	124	—
Provision for doubtful accounts	94	—
Accretion of premium on investment securities	—	(13)
Impairment of right-of-use assets	—	1,328
Loss on disposal of fixed assets	—	170
Changes in operating assets and liabilities:
Accounts receivable	8,721	21,683
Deferred commissions	1,166	(397)
Other current and noncurrent assets	504	(2,217)
Accounts payable	785	772
Unearned revenue	(5,273)	562
Customer arrangements with termination rights	(4,073)	(2,389)
Accrued expenses and other long-term liabilities	(2,172)	(4,384)
Net cash provided by operating activities	1,403	3,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(684)	(782)
Purchase of incapptic, net of cash acquired	(5,668)	—
Proceeds from maturities of investment securities	—	1,550
Purchase of investment securities	—	(2,236)
Net cash used in investing activities	(6,352)	(1,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	1,946	2,057
Taxes paid for net settlement of equity awards	(3,542)	(4,784)
Proceeds from exercise of stock options	505	1,720
Repurchase of common stock	(684)	(6,591)
Net cash used in financing activities	(1,775)	(7,598)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,724)	(5,736)
CASH AND CASH EQUIVALENTS—Beginning of period	94,415	104,613
CASH AND CASH EQUIVALENTS—End of period	$87,691	$98,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$910	$679
Lease payments included in cash provided by operating activities	$3,440	$3,688
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$4,765	$6,374
Value of shares issued under the Employee Stock Purchase Plan	$2,151	$2,047
Unpaid property and equipment purchases	$20	$106

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

COVID-19 Pandemic

In the first quarter of 2020, the United States and other countries began shelter-in-place mandates and began to close many businesses as a result of the COVID-19 virus. The World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The future impact of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of June 30, 2020, our operating results for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. Our operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations. We recognized a foreign currency loss of $20,000 and a gain of $18,000 in the three months ended June 30, 2020 and 2019, respectively, and we recognized a foreign currency loss of $425,000 and $193,000 in the six months ended June 30, 2020 and 2019, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, deferred commissions and commissions expense, stock-based compensation, intangible assets, goodwill, and accounting for income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality. Substantially all of our money market funds, or $51.8 million, are held in two funds that are rated “AAA.”

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events, overall or industry-specific economic conditions, and historical experience. We had an allowance for doubtful accounts of $472,000 and $412,000 at June 30, 2020 and December 31, 2019, respectively.

One reseller accounted for 10% of total revenue for both the three and six months ended June 30, 2019. No resellers or end-user customers accounted for 10% or more of our total revenue in the three and six months ended June 30, 2020 and no other reseller or end-user customer accounted for 10% or more of our total revenue in the three and six months ended June 30, 2019. One reseller accounted for 10% of net accounts receivable at June 30, 2020. No reseller or end-user customer accounted for 10% or more of net accounts receivable as of December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, included $2.3 million and $2.0 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of June 30, 2020 and December 31, 2019, unbilled receivables included in other long-term assets on our condensed consolidated balance sheets were $808,000 and $795,000, respectively.

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

Because some of our arrangements with customers contain termination rights, the arrangements do not meet the definition of a contract under Accounting Standard Codification, or ASC, Topic 606, Revenue Recognition from Contracts with Customers, or ASC 606, and are not recorded as unearned revenue and instead are recorded as “customer arrangements with termination rights” on our condensed consolidated balance sheets.

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

Deferred commissions are amortized over the period commensurate with revenue recognition.

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of the period	$16,965	$17,365	$17,902	$17,331
Deferral of commissions earned	4,784	4,535	8,448	8,591
Recognition of commission expense	(4,978)	(4,048)	(9,574)	(7,977)
Impairment of deferred commissions	(35)	(125)	(40)	(218)
Balance, end of the period	$16,736	$17,727	$16,736	$17,727

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, cash and cash equivalents consist of cash deposited with banks and money market funds.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended June 30, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period after repurchases but without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and six months ended June 30, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

Goodwill and Intangible Assets

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Refer to Note 5 – Goodwill and Intangible Assets for further information about our goodwill and intangible assets.

Long-Lived Assets with Finite Lives

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including property and equipment and purchased intangible assets, by comparison of its carrying amount to the future discounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

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

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and six months ended June 30, 2020 and 2019 was not significant.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of the CARES Act, but at present do not expect that the NOL carryback provision of the CARES Act would result in a cash benefit to us.

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than reductions in the amortized cost of the securities. The standard was effective for annual reporting periods beginning after December 15, 2019. Entities apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We adopted

ASU 2016-13 effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated balance sheet, results of operations, cash flows and disclosures for the three and six months ended June 30, 2020.

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-15 effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated balance sheet, results of operations, or cash flows for the three and six months ended June 30, 2020.

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

Simplifying Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this ASU on our consolidated balance sheet, results of operations, and cash flows.

2.Significant Balance Sheet Components

Accounts Receivable, Net —Accounts receivable, net at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable - billed	$48,176	$57,184
Accounts receivable - unbilled	2,298	2,043
Allowance for doubtful accounts	(472)	(412)
Accounts receivable, net	$50,002	$58,815

Property and Equipment —Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computers and appliances	$13,589	$13,300
Purchased software	4,235	4,235
Furniture and fixtures	1,745	1,745
Leasehold improvements	3,818	3,403
Total property and equipment	23,387	22,683
Accumulated depreciation and amortization	(19,496)	(17,879)
Total property and equipment—net	$3,891	$4,804

Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets at June 30, 2020 and December 31, 2019 included $7.4 million and $6.3 million of prepaid royalties, respectively. Other assets at June 30, 2020 and December 31, 2019 included $2.0 million and $3.0 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

Accrued Expenses —Accrued expenses at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued commissions	$4,303	$4,810
Accrued stock-settled bonus	5,719	6,875
Employee Stock Purchase Plan liability	1,982	2,187
Other accrued payroll-related expenses	3,399	2,839
Accrued royalties	3,256	2,386
Other accrued liabilities	6,050	5,695
Total accrued expenses	$24,709	$24,792

3.	Fair Value Measurement

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of June 30, 2020 or December 31, 2019.

Our financial instruments measured at fair value as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$51,814	$—	$—	$51,814
Total	$51,814	$—	$—	$51,814

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$82,411	$—	$—	$82,411
Total	$82,411	$—	$—	$82,411

4. Acquisitions

On April 24, 2020, we acquired all of the issued and outstanding capital stock of incapptic Connect GmbH (“incapptic”), a privately held company based in Germany that provides automated mobile application distribution software, for $5.9 million in cash. Our unified endpoint management platform integrates with the incapptic software to help customers develop, deploy and secure in-house business applications. Of the $5.9 million paid, $1.1 million was paid to an escrow account and will be distributed to former incapptic shareholders within 24 months, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants.

Transaction costs associated with the acquisition were $242,000 and $347,000 in the three and six months ended June 30, 2020, respectively, and are included in general and administrative expenses.

We accounted for the incapptic acquisition as a business combination. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. We engaged an independent third-party valuation firm to assist us in the determination of the value of the purchased intangible assets. The methodologies used to value the intangible assets were relief from royalty for tradename, multi-period excess earnings for contractual customer relationships and the cost approach for developed technology. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which will not be amortized and is not deductible for tax purposes. The goodwill generated from the business combination was primarily related to the value placed on expected synergies and the value of the acquired workforce. Although we believe the purchase price allocation is substantially complete, the finalization of certain liabilities, or tax-related issues, among other things, could result in a future adjustment to the purchase price allocation. The preliminary purchase price allocation is as follows (in thousands):

Intangible assets:
Tradename	$163
Contractual customer relationship	1,415
Developed technology	1,546
Goodwill	2,932
Cash	279
Unearned revenue	(275)
Other assets and liabilities, net	(113)
Net assets acquired	$5,947

The tradename, contractual customer relationship and developed technology intangible assets are being amortized on a straight-line basis over estimated useful lives of 3, 5 and 4 years, respectively.

Incapptic has been included in our condensed consolidated results of operations since the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the acquisition was not material to our condensed consolidated statement of operations.

5. Goodwill and Intangible Assets

The following table reflects intangible assets subject to amortization as of June 30, 2020:

	June 30, 2020
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Tradename	$163	$(10)	—	$153
Contractual customer relationship	1,415	(48)	—	1,367
Developed technology	1,546	(66)	—	1,480
Total	$3,124	$(124)	$—	$3,000

The net book value of intangible assets subject to amortization was zero at December 31, 2019.

We recorded amortization of intangible assets of $124,000 in the three and six months ended June 30, 2020. There was no amortization of intangible assets for the three and six months ended June 30, 2019.

The weighted average remaining life of our intangible assets on June 30, 2020 was 4.4 years.

As of June 30, 2020, estimated remaining intangible asset amortization expense is as follows (in thousands):

Year
2020	$362
2021	724
2022	724
2023	687
2024	412
Thereafter	91
Total	$3,000

At June 30, 2020 and December 31, 2019, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2019	$5,475
Additions	2,932
Balance, June 30, 2020	$8,407

6. Restructuring Expense

We implemented business restructurings in the three months ended March 31, 2020 and the three and six months ended June 30, 2019 to reduce our cost structure through workforce reductions. The three and six months ended June 30, 2019 also included charges for the exit of an office building.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the three and six months ended June 30, 2020 (in thousands):

	Severance and Other Restructuring Costs
	Three Months Ended	Six Months Ended
	June 30, 2020
Accrued restructuring, beginning of the period	$642	$282
Provision for restructuring expense	—	579
Cash payments	(223)	(442)
Accrued restructuring, end of the period	$419	$419

We expect to pay the remaining accrued restructuring balance by March 31, 2021.

7. Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to borrow for working capital and general business requirements and issue letters of credit. Amounts borrowed accrue interest at a floating per annum rate equal to (a) the greater of the prime rate or 3.25% plus 0.25% or (b) LIBOR plus 3 percent. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, but does allow for the repurchase of a limited amount of our common stock. We are required to maintain an adjusted quick ratio (defined as the ratio of eligible cash and cash equivalents plus accounts receivable to current liabilities minus deferred revenue and customer arrangements with termination rights) of at least 1.25.

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

In June 2020, we amended our revolving line of credit and extended its maturity date to June 2023.

There were no other outstanding amounts under the line of credit at June 30, 2020 or December 31, 2019 and we were in compliance with all financial and non-financial covenants.

8.	Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of June 30, 2020 and December 31, 2019. No shares of convertible preferred stock were issued and outstanding as of June 30, 2020 or December 31, 2019.

9.	Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2020 and December 31, 2019. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of June 30, 2020 and December 31, 2019, our shares of common stock reserved for issuance were as follows:

	June 30,	December 31,
	2020	2019
Options outstanding	2,672,864	2,898,977
Unvested restricted stock units outstanding	14,372,988	12,639,066
Unvested performance stock units outstanding	1,005,000	—
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	658,843	1,301,881
Shares available for purchase under the Employee Stock Purchase Plan	943,545	378,525
Total	19,653,240	17,218,449

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

In the three months ended June 30, 2020, we did not repurchase any shares of common stock under the Repurchase Program. In the six months ended June 30, 2020, we repurchased 210,618 shares of common stock at an average price of $3.25 per share for a total cost of $684,000 under the Repurchase Program. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs. The maximum remaining dollar value of shares that may be purchased under the Repurchase Program was $9.2 million at June 30, 2020.

10.	Share Based Awards

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of June 30, 2020, there were 646,876 stock options and restricted stock units outstanding under the Inducement Plan.

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

As of June 30, 2020 and December 31, 2019, approximately 943,545 and 378,525 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2020, we increased the number of shares available for issuance under the ESPP by 1,127,253 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2019.

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

Our RSU activity for the six months ended June 30, 2020 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	12,639,066	$5.20
Granted	6,998,715	4.46
Vested	(4,439,725)	4.72
Forfeitures	(825,068)	5.00
Unvested, June 30, 2020	14,372,988	$5.00

Our PSU activity for the six months ended June 30, 2020 was as follows:

Performance Stock Units
Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	—	$ n/a
Granted	1,005,000	3.27
Vested	—	n/a
Forfeitures	—	n/a
Unvested, June 30, 2020	1,005,000	$3.27

Bonus Plans

The 2018 Non-Executive and Executive Bonus Plans provided for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2018 Company metrics. We issued 1,338,220 shares of unrestricted common stock in the first quarter of 2019, after withholding 832,635 shares to cover employee payroll taxes which we paid in cash totaling $4.1 million.

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

In April 2020, the Compensation Committee of our board of directors approved the 2020 Non-Executive Bonus Plan and the 2020 Executive Bonus Plan, or collectively, the 2020 Bonus Plans. The 2020 Bonus Plans provide for the issuance of shares of unrestricted common stock to employees based on the achievement of certain 2020 Company metrics as determined by the Compensation Committee.

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

In the six months ended June 30, 2020, we recorded $757,000 of stock-based compensation expense under the 2019 Bonus Plans. In both the three and six months ended June 30, 2020, we recorded $5.7 million of stock-based compensation expense under the 2020 Bonus Plans. Because the 2020 Bonus Plans were not approved until the second quarter of 2020, we recognized cumulative expense for the service period from January 1, 2020 to June 30, 2020 in the second quarter of 2020. In the six months ended June 30, 2019, we recorded $1.1 million of stock-based compensation expense under the 2018 Bonus Plans. In the three and six months ended June 30, 2019, we recorded $2.2 million and $4.9 million, respectively, of stock-based compensation expense under the 2019 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the six months ended June 30, 2020 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2019	1,301,881	2,898,977	$5.17	4.89	$1,556
Authorized	5,636,269	—
Stock options granted	—	—
Issuance of shares under Bonus Plans	(1,730,682)	—
Shares withheld from net settlement of restricted stock units	815,527
Restricted stock units granted	(5,268,033)	—
Performance stock units granted(1)	(1,005,000)	—
Exercised	—	(142,300)	3.51
Stock options canceled	83,813	(83,813)	5.53
Restricted stock units forfeited	825,068	—
Balance—June 30, 2020	658,843	2,672,864	$5.25	4.12	$1,424
Vested and exercisable—June 30, 2020		2,352,550	$5.34	3.80	$1,308
Vested and expected to vest(2)—June 30, 2020		2,625,187	$5.26	4.08	$1,408

(1)	Performance stock units granted are reflected in the table as a decrease in the number of shares available for issuance at target achievement for tracking and reporting purposes but do not technically reduce shares available for issuance until earned.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$1,898	$1,266	$2,796	$2,807
Research and development	5,284	3,625	8,343	7,736
Sales and marketing	3,389	2,064	5,462	4,338
General and administrative	2,935	1,902	4,478	4,266
Total	$13,506	$8,857	$21,079	$19,147

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Six Months Ended
	June 30,
	2020	2019
Expected dividend yield	n/a	—
Risk-free interest rate	n/a	2.5%
Expected volatility	n/a	50%
Expected life (in years)	n/a	6.1

No stock options were granted in the three and six months ended June 30, 2020 or the three months ended June 30, 2019.

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Six Months Ended
	June 30,
	2020	2019
Expected dividend yield	—	—
Risk-free interest rate	1.5%	2.5%
Expected volatility	45%	42%
Expected life (in years)	1.3	1.3

No ESPP offering periods began in the three months ended June 30, 2020 or 2019.

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of June 30, 2020, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.6	2.1
Restricted stock units	53.8	2.8
Performance stock units	2.9	1.9
ESPP	2.4	1.6
Total	$59.7

11.	Employee Benefit Plan

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

Patent Claim

We received a letter in August 2019 from BlackBerry Corp. asserting that our products and software infringe BlackBerry’s patents, and that we should license its portfolio. We retained counsel and evaluated BlackBerry’s letter, as well as potential counterclaims against BlackBerry. BlackBerry sent a second letter in March 2020 asserting that our products and software infringe additional BlackBerry patents, although BlackBerry did not specify its infringement theories or make a demand for damages in the March 2020 letter. The parties have attempted to negotiate, and we accrued an immaterial amount related to the matter in 2019. However, through the date of the filing of this Quarterly Report on Form 10-Q, these discussions have not been resolved.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third-party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third-party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through June 30, 2020, we have not received any material written claim for indemnification.

13.Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

On our balance sheet, we have current and noncurrent lease commitment liabilities of approximately $4.8 million and $7.7, million, respectively, and corresponding right-of-use assets of approximately $11.5 million at June 30, 2020 for our operating leases.

The operating lease cost for the three months ended June 30, 2020 and 2019 was $1.2 million and $1.7 million, respectively. The operating lease cost for the six months ended June 30, 2020 and 2019 was $2.5 million and $3.4 million, respectively. The future maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

Year
2020 (remaining)	$2,778
2021	4,914
2022	3,487
2023	1,488
2024	326
Thereafter	555
Total lease payments	13,548
Less: imputed interest	(1,035)
Total lease liability	$12,513

All of our leases are classified as operating leases. In the three months ended June 30, 2020, the weighted average discount rate used to determine the lease liabilities was 5.3% and the weighted average remaining lease term was 37 months.

14.Unearned Revenue

Changes in unearned revenue were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$114,038	$102,879	$118,211	$105,837
Billings, excluding billings for customer arrangements with termination rights	53,047	49,477	93,838	89,800
Additions to unearned revenue upon expiration of termination rights	4,599	5,062	9,244	10,062
Recognition of revenue, net of change in unbilled accounts receivable*	(58,746)	(51,019)	(108,355)	(99,300)
Acquired unearned revenue	275	—	275	—
Balance, end of period	$113,213	$106,399	$113,213	$106,399

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Revenue billed as of the end of period	$58,746	$51,019	$108,355	$99,300
Increase (decrease) in total unbilled accounts receivable	179	(154)	268	(353)
Revenue Reported in Condensed Consolidated Statement of Operations	$58,925	$50,865	$108,623	$98,947

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $126.0 million as of June 30, 2020, of which we expect to recognize approximately 74% as revenue over the next 12 months and the remainder thereafter.

As of June 30, 2020 and December 31, 2019, the balance of customer arrangements that contain termination rights was $12.1 million and $16.1 million, respectively.

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

Approximately $1.6 million and $2.0 million as of June 30, 2020 and December 31, 2019, or 41% and 42%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Revenue
United States	$24,165	$21,861	$45,298	$41,473
International	34,760	29,004	63,325	57,474
Total	$58,925	$50,865	$108,623	$98,947

We recognized revenue of $9.9 million, or 17% of total revenue, and $8.4 million, or 17% of total revenue, from customers with a billing address in Germany for the three months ended June 30, 2020 and 2019, respectively. We recognized revenue of $17.2 million, or 16% of total revenue, and $16.1 million, or 16% of total revenue, from customers with a billing address in Germany for the six months ended June 30, 2020 and 2019, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or six months ended June 30, 2020 or 2019.

Revenue from recurring and non-recurring contractual arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cloud subscriptions - ratable	$19,549	$16,311	$38,183	$31,572
On-premise subscriptions - point-in-time	5,723	7,478	9,101	11,430
On-premise subscriptions - ratable	5,043	4,512	9,965	8,970
Software support on perpetual licenses - ratable	16,187	16,196	32,173	32,306
Recurring revenue	46,502	44,497	89,422	84,278
Perpetual license - point-in-time	11,355	4,749	16,988	12,168
Professional services - point-in-time	1,068	1,619	2,213	2,501
Non-recurring revenue	12,423	6,368	19,201	14,669
Total revenue	$58,925	$50,865	$108,623	$98,947

Recurring revenue in the table above is defined as revenue that requires a contract renewal for the service or license to continue beyond the initial or current contract term and additional revenue will be recognized if that renewal occurs. Non-recurring revenue is defined as sales of perpetual license or professional services that are one-time in nature and do not need to be renewed.

16.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(8,508)	$(15,589)	$(21,169)	$(32,689)
Denominator:
Weighted–average shares used to compute basic and diluted net loss per share	115,982	109,245	114,970	108,292
Basic and diluted net loss per share	$(0.07)	$(0.14)	$(0.18)	$(0.30)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and six months ended June 30, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,	June 30,
	2020	2019
Stock options outstanding, net of unvested exercised stock options	2,672,864	3,744,631
Unvested restricted stock units	14,372,988	14,904,876
Unvested performance stock units	1,005,000	—
ESPP shares	519,358	491,151
Stock-settled bonus shares	714,592	473,727
Total potentially dilutive securities	19,284,802	19,614,385

S

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

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

Our customers can deploy MobileIron solutions as either cloud services or on-premise software. They have historically been able to choose to purchase our on-premise software priced as a subscription or perpetual license. However, we announced the discontinuation of sales of on-premise software priced as a perpetual license effective beginning the third quarter of 2020. We target midsize and large enterprises around the world across a broad range of industries including financial services, government, healthcare, legal, manufacturing, professional services, retail, technology, and telecommunications.

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

Our total revenue in the three and six months ended June 30, 2020 was $58.9 million and $108.6 million, compared to $50.9 million and $98.9 million in the three and six months ended June 30, 2019, representing an increase of 16% and 10%, respectively.

Revenue from cloud services, licenses and software support and services represented 33%, 29% and 38% of total revenue, respectively, in the three months ended June 30, 2020, and 32%, 24% and 44% of total revenue, respectively, in the three months ended June 30, 2019. Revenue from cloud services, licenses and software support and services represented 35%, 24% and 41% of total revenue, respectively, in the six months ended June 30, 2020, and 32%, 24% and 44% of total revenue, respectively, in the six months ended June 30, 2019. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 79% and 82% of total revenue in the three and six months ended June 30, 2020, respectively, compared to 87% and 85% of total revenue in the three and six months ended June 30, 2019, respectively. Cloud services and on-premise subscription revenue have increased as a percentage of our total revenue over the long-term. However, in the second quarter of 2020, we generated an unusually large amount of license revenue from sales of perpetual licenses that would have otherwise closed in future quarters after we announced the discontinuation of the perpetual license pricing model. We expect the trend of generating a higher percentage of revenue from cloud services and on-premise subscriptions to resume beginning the third quarter of 2020.

Our cloud services revenue in the three months ended June 30, 2020 and 2019 was $19.5 million and $16.3 million, respectively, representing an increase of 20%. Our cloud services revenue in the six months ended June 30, 2020 and 2019 was $38.2 million and $31.6 million, respectively, representing an increase of 21%. This growth reflects our customers’ preference to purchase cloud services and contributions from MobileIron Threat Detection and Access. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in the three months ended June 30, 2020 and 2019 was $17.1 million and $12.2 million, respectively, representing an increase of 40%. Our license revenue in the six months ended June 30, 2020 and 2019 was $26.1 million and $23.6 million, respectively, representing an increase of 11%. The increase in license revenue was primarily due to an increase in revenue from perpetual licenses, partially offset by a decrease in license fees recognized from on-premise subscriptions. Over time, demand for our perpetual licenses has decreased and we announced in the first quarter of 2020 that we would be discontinuing that pricing model at the end of our second quarter of 2020. As a result of that announcement, the three months ended June 30, 2020 benefitted from perpetual license sales that would have otherwise closed in future quarters. Beginning the second half of 2020, we anticipate that license revenue will decrease more dramatically relative to comparable prior year periods for a period of time as license revenue will be generated primarily from sales of on-premise subscriptions which do not generate as much up-front license revenue as perpetual licenses.

Our software support and services revenue in both the three months ended June 30, 2020 and 2019 was $22.3 million. Our software support and services revenue in the six months ended June 30, 2020 and 2019 was $44.3 million and $43.8 million, respectively, representing an increase of 1%. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue is primarily dependent on growth in our installed base of customers that purchase perpetual licenses or on-premises subscriptions, renewals of on-premises subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions.

Our Annual Recurring Revenue (or “Total ARR”) at June 30, 2020 was $187.1 million compared to $172.0 million at June 30, 2019, representing a growth rate of 9%. Total ARR is defined as the annualized value of all recurring revenue contracts active at the end of a reporting period. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the six months ended June 30, 2020 and the full years of 2019 and 2018, 58% our total revenue was generated from customers located outside of the United States, primarily those located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In April 2020, we acquired all of the issued and outstanding capital stock of incapptic, a privately-held German software company, for $5.9 million. Our unified endpoint management platform integrates with the incapptic software to help customers develop, deploy and secure in-house business applications, a natural extension of our product portfolio.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $21.2 million, $48.8 million and $43.1 million in the six months ended June 30, 2020, and the full years 2019 and 2018, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into the business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU and PSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity.

In the first quarter of 2020, the United States and other countries began shelter-in-place mandates and began to close many businesses as a result of the COVID-19 virus. The World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The future impact of the pandemic and any resulting economic impact are largely unknown and rapidly evolving.

While we are closely monitoring the situation, it is difficult at this time to predict the impact that COVID-19 will continue to have on our business, financial position and operating results in future periods due to numerous uncertainties. As a result of COVID-19, we have seen a reduction in expense due to travel and marketing event restrictions and the limited use of our office facilities. We expect spending in these areas to mostly continue to run below historical norms until national and local authorities have issued updated guidance and regulations, and our employees, customers and partners have confidence that the pandemic has been contained. We also saw some benefit to our ARR from work-from-home initiatives in the second quarter of 2020. However, our future financial position may be negatively impacted by the loss of current customers or prospects, delays in existing customer renewals or new customer purchases, limitation in our ability to expand or upsell within our existing customer base, pricing pressure, or by our customers’ inability to pay amounts owed to us. While it is too early to determine the amount of the future financial impact from COVID-19, shelter-in-place mandates across the world have disrupted certain of our ARR growth drivers as the priorities of the IT leaders of our customers and prospective customers have shifted. As a result of those and other priority changes, as well as the economic toll that COVID-19 will have on our customers, we expect a negative impact on our ARR and revenue, which may increase net losses, until the pandemic is contained and likely for an unknown period of time thereafter. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively despite the shelter-in-place requirements, but future productivity and the effects of COVID-19 on our operations is unknown at this time.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates.

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

Goodwill and Intangible Assets

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We observed no impairment indicators in 2020. As part of this, we observed that the fair value of the Company as a whole is substantially in excess of its carrying value, including goodwill.

We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to five years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

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

Key Metrics and Non-GAAP Financial Information

To supplement our financial results presented on a U.S. GAAP basis, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These non-GAAP financial measures exclude stock-based compensation, restructuring expense, and intangible asset amortization.

Stock-based compensation expenses

In our non-GAAP financial measures, we have excluded the effect of stock-based compensation expenses. Stock-based compensation expenses will recur in future periods in varying amounts.

Restructuring expense

In our non-GAAP financial measures, we have excluded the effect of expenses associated with severance and other expenses related to reductions in our workforce and the exit of an office building. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

Intangible asset amortization

In our non-GAAP financial measures, we have excluded the effect of intangible asset amortization. Amortization of intangible assets can be significantly affected by the timing and size of acquisitions of companies or technology.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), and non-GAAP net income (loss) per share

We believe that the exclusion of stock-based compensation expense, restructuring expense, and intangible asset amortization from various gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Because stock-based compensation, restructuring expense, and intangible asset amortization have been and can continue to be inconsistent in amount from period to period, we believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business, on its own and in comparison to other companies. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

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

Non-GAAP financial measures for the three and six months ended June 30, 2020 and 2019 were as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages and per share data)	2020	2019	2020	2019
Non-GAAP gross profit	$48,485	$41,708	$88,209	$81,044
Non-GAAP gross margin	82.3%	82.0%	81.2%	81.9%
Non-GAAP operating income (loss)	$5,556	$(4,350)	$1,596	$(10,500)
Non-GAAP operating margin	9.4%	(8.6)%	1.5%	(10.6)%
Non-GAAP net income (loss)	$5,122	$(4,289)	$613	$(10,484)
Non-GAAP income (loss) per share	$0.04	$(0.04)	$0.01	$(0.10)
Free cash flow	$(6,355)	$(5,091)	$719	$2,548

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$46,521	$40,218	$85,347	$77,937
Add: Stock-based compensation expense	1,898	1,266	2,796	2,807
Add: Amortization of intangible assets	66	—	66	—
Add: Restructuring expense	—	224	—	300
Non-GAAP gross profit	$48,485	$41,708	$88,209	$81,044
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	78.9%	79.1%	78.6%	78.8%
GAAP to non-GAAP gross margin adjustments	3.4%	2.9%	2.6%	3.1%
Non-GAAP gross margin	82.3%	82.0%	81.2%	81.9%
Non-GAAP operating income (loss) reconciliation:
GAAP operating loss	$(8,074)	$(15,650)	$(20,186)	$(32,705)
Add: Stock-based compensation expense	13,506	8,857	21,079	19,147
Add: Amortization of intangible assets	124	—	124	—
Add: Restructuring expense	—	2,443	579	3,058
Non-GAAP operating income (loss) reconciliation:	$5,556	$(4,350)	$1,596	$(10,500)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating loss over GAAP total revenue	(13.7)%	(30.8)%	(18.6)%	(33.1)%
GAAP to non-GAAP operating margin adjustments	23.1%	22.2%	20.1%	22.5%
Non-GAAP operating margin	9.4%	(8.6)%	1.5%	(10.6)%
Non-GAAP net income (loss) reconciliation:
GAAP net loss	$(8,508)	$(15,589)	$(21,169)	$(32,689)
Add: Stock-based compensation expense	13,506	8,857	21,079	19,147
Add: Amortization of intangible assets	124	—	124	—
Add: Restructuring expense	—	2,443	579	3,058
Non-GAAP net income (loss) reconciliation:	$5,122	$(4,289)	$613	$(10,484)
Non-GAAP net income (loss) per share reconciliation:
GAAP net loss	$(0.07)	$(0.14)	$(0.18)	$(0.30)
Add: Stock-based compensation expense	0.11	0.08	0.18	0.17
Add: Amortization of intangible assets	—	—	—	—
Add: Restructuring expense	—	0.02	0.01	0.03
Non-GAAP net income (loss) per share	$0.04	$(0.04)	$0.01	$(0.10)
Free cash flow:
Net cash provided by operating activities	$(5,764)	$(4,486)	$1,403	$3,330
Purchase of property and equipment	(591)	(605)	(684)	(782)
Free cash flow	$(6,355)	$(5,091)	$719	$2,548

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

ARR metrics as of June 30, 2020 and 2019 were as follows (unaudited):

	June 30,
(in thousands, except percentages)	2020	2019
Total ARR	$187,096	$171,965
Year-over-year percentage increase	9%	19%
Subscription ARR	$120,100	$106,115
Year-over-year percentage increase	13%	31%
Perpetual license support ARR	$66,996	$65,850
Year-over-year percentage increase	2%	3%

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

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premise subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenue is also included in license revenue and constituted less than 1% of total revenue for the three and six months ended June 30, 2020 and 2019.

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

License

Our cost of license revenue consists of the cost of third-party software royalties and appliances.

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

Gross Margin

Gross margin, or gross profit as a percentage of total revenue, is affected by various factors, including mix between large and small customers, mix of products sold, including our MobileIron Threat Defense which bears a royalty, mix between perpetual, on-premises and cloud subscription licenses, timing of revenue recognition and the extent to which we expand our global Customer Success organization and data center operations, including costs associated with third-party hosting facilities and stock-based compensation expense associated with grants of equity awards. We expect our gross margins to decline somewhat over the short term based on the factors described above.

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

General and Administrative Expenses

General and administrative expense consists of personnel costs, travel, information technology, facilities and professional services fees. General and administrative personnel include our executive, finance, human resources and legal organizations. Professional services fees consist primarily of legal, accounting and consulting costs. While our general and administrative expense, exclusive of stock-based compensation expense, may fluctuate as a percentage of total revenue from period to period, we expect it to decrease as a percentage of total revenue over the long term.

Restructuring Expense

Restructuring expense consists of severance and other expenses related to reductions in our workforce and the exit of an office building. Restructuring expense may recur in the future; however, the timing and amounts are difficult to predict.

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

Income Tax Expense

Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, we maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards, research and development tax credits, capitalized research and development and other book versus tax differences.

Consolidated Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Cloud services	$19,549	$16,311	$38,183	$31,572
License	17,078	12,227	26,088	23,598
Software support and services	22,298	22,327	44,352	43,777
Total revenue	58,925	50,865	108,623	98,947
Cost of revenue (1)
Cloud services	6,824	5,146	12,881	9,856
License	587	433	1,046	987
Software support and services	4,993	4,844	9,349	9,867
Restructuring expense	—	224	—	300
Total cost of revenue	12,404	10,647	23,276	21,010
Gross profit	46,521	40,218	85,347	77,937

Operating expenses:
Research and development (1)	20,863	19,988	39,856	41,817
Sales and marketing (1)	24,845	26,035	48,978	50,522
General and administrative (1)	8,887	7,626	16,120	15,545
Restructuring expense	—	2,219	579	2,758
Total operating expenses	54,595	55,868	105,533	110,642
Operating loss	(8,074)	(15,650)	(20,186)	(32,705)
Other income (expense) - net	28	540	(80)	952
Loss before income taxes	(8,046)	(15,110)	(20,266)	(31,753)
Income tax expense	462	479	903	936
Net loss	$(8,508)	$(15,589)	$(21,169)	$(32,689)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$1,898	$1,266	$2,796	$2,807
Research and development	5,284	3,625	8,343	7,736
Sales and marketing	3,389	2,064	5,462	4,338
General and administrative	2,935	1,902	4,478	4,266
Total	$13,506	$8,857	$21,079	$19,147

Statement of operations presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Cloud services	33%	32%	35%	32%
License	29	24	24	24
Software support and services	38	44	41	44
Total revenue	100	100	100	100
Cost of revenue
Cloud services	12	10	12	10
License	1	1	1	1
Software support and services	8	10	8	10
Restructuring expense	—	—	—	—
Total cost of revenue	21	21	21	21
Gross profit	79	79	79	79
Operating expenses:
Research and development	36	39	36	42
Sales and marketing	42	51	45	51
General and administrative	15	15	15	16
Restructuring expense	—	5	1	3
Total operating expense	93	110	97	112
Operating loss	(14)	(31)	(18)	(33)
Other income (expense) - net	—	1	—	1
Loss before income taxes	(14)	(30)	(18)	(32)
Income tax expense	—	1	1	1
Net loss	(14)%	(31)%	(19)%	(33)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Cloud services	$19,549	$16,311	$3,238	20%
License	17,078	12,227	4,851	40
Software support and services	22,298	22,327	(29)	—
Total revenue	$58,925	$50,865	$8,060	16%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Cloud services	$38,183	$31,572	$6,611	21%
License	26,088	23,598	2,490	11
Software support and services	44,352	43,777	575	1
Total revenue	$108,623	$98,947	$9,676	10%

	Three Months Ended
	June 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$24,165	41%	$21,861	43%	$2,304	11%
International	34,760	59	29,004	57	5,756	20
Total revenue	$58,925	100%	$50,865	100%	$8,060	16%

	Six Months Ended
	June 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$45,298	42%	$41,473	42%	$3,825	9%
International	63,325	58	57,474	58	5,851	10
Total revenue	$108,623	100%	$98,947	100%	$9,676	10%

Revenue

Cloud services revenue increased $3.2 million, or 20%, and $6.6 million, or 21%, in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of 2019, which was attributable to sales of MobileIron Threat Defense, Access and customer preference for solutions sold under a cloud-based delivery model.

License revenue increased $4.9 million, or 40%, and $2.5 million, or 11%, in the three and six months ended June 30, 2020, respectively compared to the corresponding periods of 2019. Perpetual license sales, which increased $6.6 million, or 139%, and $4.8 million, or 40%, in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of the prior year benefitted from perpetual licenses sales that would have otherwise closed in future quarters but did not, due to our announcement that sales of on-premise software priced as perpetual licenses would be discontinued as of June 30, 2020. The increase in perpetual license revenue was partially offset by a lower contribution from on-premise subscriptions, as revenue from the license component of on-premise subscriptions decreased $1.8 million, or 23%, and $2.3 million, or 20%, respectively, in the three and six months ended June 30, 2020 compared to the corresponding periods of 2019. License revenue from on-premise subscriptions is impacted by the timing, size and contract length of on-premise subscription sales in a given period. Beginning the second half of 2020, we anticipate that license revenue will decrease relative to comparable prior year periods for a period of time as license revenue will be generated primarily from sales of on-premise subscriptions which do not generate as much up-front license revenue as perpetual licenses.

Software support and services revenue was flat in the three months ended June 30, 2020 and increased $575,000, or 1%, in the six months ended June 30, 2020 compared to the corresponding periods of 2019, as our installed base of customers that own perpetual licenses was relatively consistent during the periods. Professional services revenue was $1.1 million and $2.2 million in the three and six months ended June 30, 2020, respectively, compared to $1.6 million and $2.5 million in the three and six months ended June 30, 2019, respectively. Professional services revenue for the three and six months ended June 30, 2019 included revenue of $683,000 from a single professional services engagement whereas in the corresponding periods of 2020 there was no comparable single professional services engagement revenue contribution. Support for perpetual licenses was essentially flat in the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The support component of on-premise subscriptions increased $531,000, or 12%, and $995,000, or 11%, in the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.

Revenue from U.S. sales increased 11% and 9% in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of 2019. Revenue from international sales increased 20% and 10% in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of 2019. The increase in perpetual license revenue in the three months ended June 30, 2020 compared to the corresponding period of the prior year as well the continued adoption of our products drove both the international revenue growth rates, where the perpetual license pricing model is more prevalent, and U.S. revenue growth rates.

No customer accounted for 10% or more of total revenue in the three and six months ended June 30, 2020 or 2019, except for our largest reseller, AT&T, which accounted for 10% of total revenue in the three and six months ended June 30, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$6,824	12%	$5,146	10%	$1,678	33%
License	587	1	433	1	154	36
Software support and services	4,993	8	4,844	10	149	3
Restructuring expense	—	—	224	—	(224)	(100)
Total cost of revenue	$12,404	21%	$10,647	21%	$1,757	17%
Gross profit	$46,521		$40,218		$6,303
Gross margin		79%		79%

	Six Months Ended
	June 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$12,881	12%	$9,856	10%	$3,025	31%
License	1,046	1	987	1	59	6
Software support and services	9,349	8	9,867	10	(518)	(5)
Restructuring expense	—	—	300	—	(300)	(100)
Total cost of revenue	$23,276	21%	$21,010	21%	$2,266	11%
Gross profit	$85,347		$77,937		$7,410
Gross margin		79%		79%

Total cost of revenue increased $1.8 million, or 17%, and $2.3 million, or 11%, in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of 2019 due primarily to increases in cloud services cost of revenue.

Cloud services cost of revenue increased $1.7 million and $3.0 million in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of the prior year. Royalty expense in cloud services cost of revenue increased $951,000 and $2.2 million in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of the prior year due to greater sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Data center operations expense increased $584,000 and $791,000 in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of the prior year. Within data center operations, facilities and infrastructure expense increased $421,000 and $803,000 in the three and six months ended June 30, 2020, respectively, due primarily to third-party hosting costs. In the three months ended June 30, 2020, stock-based compensation expense in data center operations increased $154,000 due to higher expense associated with our stock-settled bonus program. The 2020 stock-settled bonus program was approved in the second quarter of 2020 and, consequently, we recognized a cumulative year-to-date expense catch-up in the three months ended June 30, 2020.

License cost of revenue was slightly higher in the three and six months ended June 30, 2020 than the three and six months ended June 30, 2019 due to a modest increase in royalty expense associated with sales of third-party software subscriptions and amortization of intangible assets from our incapptic acquisition partially offset, in the six month period, by a decrease in appliance sales.

Cost of software support and services increased $149,000 and decreased $518,000 in the three and six months ended June 30, 2020, respectively, compared to the corresponding periods of the prior year. Within cost of support and services, Customer Success expense decreased because of reductions in office space, and facility- and travel-related expense. Restrictions related to COVID-19 limited our employees’ ability to travel and use our offices. Those expense decreases were partially offset by increases in payroll-related expense due to hiring, raises and benefits. In the three month period, stock-based compensation expense increased $300,000 due to the 2020 stock-settled bonus program’s cumulative year-to-date expense catch-up.

In the three and six months ended June 30, 2019, we incurred $224,000 and $300,000, respectively, of restructuring expense due to a reduction in our workforce. Additional restructuring expense for both the three and six month periods was recorded in operating expenses. We had no similar restructuring events recorded in cost of revenue in 2020.

Operating Expenses

	Three Months Ended
	June 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$20,863	36%	$19,988	39%	$875	4%
Sales and marketing	24,845	42	26,035	51	(1,190)	(5)
General and administrative	8,887	15	7,626	15	1,261	17
Restructuring expense	—	—	2,219	5	(2,219)	(100)
Total operating expenses	$54,595	93%	$55,868	110%	$(1,273)	(2)%

	Six Months Ended
	June 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$39,856	36%	$41,817	42%	$(1,961)	(5)%
Sales and marketing	48,978	45	50,522	51	(1,544)	(3)
General and administrative	16,120	15	15,545	16	575	4
Restructuring expense	579	1	2,758	3	(2,179)	(79)
Total operating expenses	$105,533	97%	$110,642	112%	$(5,109)	(5)%

Research and development expense increased $875,000, or 4%, in the three months ended June 30, 2020 compared to the corresponding period of 2019. Stock-based compensation expense increased $1.7 million compared to the corresponding period of the prior year due to a cumulative year-to-date expense catch-up for the 2020 stock-settled bonus program in the three months ended June 30, 2020. Consulting and other professional services expense increased $397,000 due to the use of supplemental development resources and patent-related legal services. Facilities and infrastructure expense decreased $1.1 million primarily due to lower telecommunications resources required in our cloud platform development process, reductions in office space, and decreases in facility-related expense due to restrictions in the use of our facilities as governments introduced shelter-in-place measures to mitigate the spread of COVID-19. Travel-related expense decreased $205,000 as a result of travel restrictions related to the shelter-in-place measures.

Research and development expense decreased $2.0 million, or 5%, in the six months ended June 30, 2020 compared to the corresponding period of 2019. Facilities and infrastructure expense decreased $2.3 million primarily due to lower telecommunications costs, reductions in office space and decreases in facility-related expense because of restrictions in the use of our facilities. Travel-related expense decreased $310,000 as a result of travel restrictions. Payroll-related expense, excluding stock-based compensation expense, decreased $408,000 due primarily to headcount reductions. The decreases were partially offset by a $607,000 increase in stock-based compensation expense due to higher expense associated with the stock-settled bonus, ESPP and PSU programs, and a $464,000 increase in consulting and other professional services expense due primarily to the use of outside resources to supplement development efforts.

Sales and marketing expense decreased $1.2 million, or 5%, in the three months ended June 30, 2020 compared to the corresponding period of 2019. Travel-related expense decreased $2.1 million as a result of travel restrictions. Marketing program expense decreased $1.7 million due primarily to the cancellation or postponement of our MobileLive annual user conferences. Facilities and infrastructure expense decreased $437,000 due to the cancellation of our annual sales recognition event and a reduction in office-related expense due to restrictions in the use of our facilities. Partially offsetting the decreases, stock-based compensation expense increased $1.3 million because of a cumulative expense catch-up associated with our 2020 stock-settled bonus program and other payroll-related expense increased $1.5 million due primarily to commission expense, merit increases, and other benefits.

Sales and marketing expense decreased $1.5 million, or 3%, in the six months ended June 30, 2020 compared to the corresponding period of 2019. Travel-related expense decreased $2.2 million as a result of travel restrictions. Marketing program expense decreased $2.2 million due primarily to the cancellation or postponement of our MobileLive annual user conferences. Facilities and infrastructure expense decreased $875,000 due to the cancellation of our annual sales recognition event, lower spending on our annual sales kickoff event, and a reduction in office-related expense because of restrictions in the use of our office facilities. Partially offsetting the decreases, stock-based compensation expense increased $1.1 million because of higher expense associated with RSUs and our stock-settled bonus program, and other payroll-related expense increased $2.4 million due primarily to commission expense, merit increases, and other benefits.

General and administrative expense increased $1.3 million, or 17%, in the three months ended June 30, 2020 compared to the corresponding period of 2019. Stock-based compensation expense increased $1.0 million because of a cumulative expense catch-up associated with our 2020 stock-settled bonus program and expense associated with our PSU program, which was introduced near the end of our first quarter of 2020. Consulting and other professional service expense increased $380,000 due primarily to legal fees associated with our acquisition of incapptic.

General and administrative expense increased $575,000, or 4%, in the six months ended June 30, 2020 compared to the corresponding period of 2019. Consulting and other professional service expense increased $477,000 due primarily to legal fees associated with our acquisition of incapptic. Stock-based compensation expense increased $212,000 due primarily to expense associated with our PSU program. Travel- and facility-related expense accounted for a combined $253,000 decrease, largely due to office facility reductions and travel- and facility-related restrictions.

We incurred zero and $579,000 of restructuring expense in the three and six months ended June 30, 2020 compared to $2.2 million and $2.8 million of restructuring expense in operating expenses in corresponding periods of the prior year due to expenses associated with reductions in our workforce and, in the 2019 periods, the exit of an office building. Additional restructuring expense in the three and six months ended June 30, 2019 was recorded in cost of revenue.

Other Income (Expense)—Net

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Other income (expense)—net	$28	$540	$(512)	(95)%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Other income (expense)—net	$(80)	$952	$(1,032)	(108)%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $40,000 and $521,000 of interest income for the three months ended June 30, 2020 and 2019, respectively, and a $20,000 foreign currency loss and $18,000 foreign currency gain for the three months ended June 30, 2020 and 2019, respectively. We recorded $319,000 and $1.1 million of interest income for the six months ended June 30, 2020 and 2019, respectively, and a $425,000 and $193,000 foreign currency loss for the six months ended June 30, 2020 and 2019, respectively. A lower interest rate environment and our investment of excess cash in money market funds rather than corporate debt and commercial paper reduced our interest income. Changes in the value of the U.S. dollar versus foreign currencies has generally resulted in losses on our foreign-denominated assets, most notably cash and accounts receivable balances.

Income Tax Expense

	Three Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Income tax expense	$462	$479	$(17)	(4)%

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Income tax expense	$903	$936	$(33)	(4)%

Income tax expense was $462,000 and $479,000 in the three months ended June 30, 2020 and 2019, respectively, and $903,000 and $936,000 in the six months ended June 30, 2020 and 2019, respectively. Income tax expense is largely recorded for foreign income taxes on profits realized by our foreign subsidiaries as we have expanded internationally over time. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$87,691	$94,415

	Six Months Ended
	June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Net cash provided by operating activities	$1,403	$3,330	$(1,927)	(58)%
Net cash used in investing activities	(6,352)	(1,468)	(4,884)	333
Net cash used in financing activities	$(1,775)	$(7,598)	$5,823	(77)%

At June 30, 2020, we had cash and cash equivalents of $87.7 million. Approximately 90% of our cash and cash equivalents are held in the United States.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2023 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of June 30, 2020. We are required to maintain an adjusted quick ratio (defined as the ratio of eligible cash and cash equivalents plus accounts receivable to current liabilities minus deferred revenue and customer arrangements with termination rights) of at least 1.25. At June 30, 2020, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisitions and similar transactions, and the economic impact of COVID-19 on our customers and prospects. Any delays in new customer purchases of our solutions and existing customer renewals, loss of customers, limited ability to expand or upsell within our existing customer base, and pricing pressure related to the business impact of the COVID-19 pandemic could reduce our cash collections. At the same time, we saw some reductions in expenditures for travel, marketing event and some facility-related expense in our second quarter ended June 30, 2020 and expect that trend to generally continue for the remainder of 2020 due to COVID-19. In addition, our discontinuation of sales of perpetual licenses starting in July 2020 will have a negative effect on cash from operations for a period of time, beginning in our fourth quarter of 2020 as subscriptions, which we expect will replace these perpetual licenses, generate lower upfront billing amounts than perpetual licenses. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. In October 2018, our Board of Directors approved the repurchase of up to an aggregate of $25.0 million of our common stock, subject to compliance with applicable laws, over a two-year period (the “Repurchase Program”). The maximum remaining dollar value of shares that may be purchased under the Repurchase Program was $9.2 million at June 30, 2020. The amount and timing of any repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions.

Cash Provided by Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the six months ended June 30, 2020, we generated $1.4 million of cash from operating activities compared to generating $3.3 million in the corresponding period of the prior year. We incurred a net loss of $21.2 million in the six months ended June 30, 2020 compared to a net loss of $32.7 million in the corresponding period of 2019. In the six months ended June 30, 2020 compared to the corresponding period of 2019, our net loss decreased due to a $9.7 million increase in revenue and a $2.8 million decrease in cost of sales and operating expenses, partially offset by a decrease in other income of $1.0 million. The net loss included non-cash charges of $22.9 million, primarily due to stock-based compensation expense, compared to $22.4 million in the six months ended June 30, 2019. Changes in operating assets and liabilities, as sources of cash, consisted primarily of an $8.7 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first and second fiscal quarters and the majority of cash from receivables is collected in the quarter following the billing quarter, and a $1.2 million decreased in deferred commissions. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in unearned revenue of $5.3 million, a decrease in the liability for customer arrangements with termination rights of $4.1 million, and a decrease in accrued expenses and other long-term liabilities of $2.2 million.

In the six months ended June 30, 2019, we generated $3.3 million of cash from operating activities. We incurred a net loss of $32.7 million in the six months ended June 30, 2019. The net loss included non-cash charges of $22.4 million, primarily due to stock-based compensation expense. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $21.7 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our other quarters and the majority of the cash from receivables is collected in the quarter following the billing quarter. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in accrued expenses and other long-term liabilities of $4.4 million, an increase in other current and noncurrent assets of $2.2 million, and a decrease in the liability for customer arrangements with termination rights of $2.4 million.

Cash Used in Investing Activities

Our investing activities have primarily consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities. In the six months ended June 30, 2020, our investing activities also included the purchase of a business.

Cash used in investing activities was $6.4 million for the six months ended June 30, 2020 as compared to $1.5 million used in the corresponding period of 2019. In the six months ended June 30, 2020, we purchased incapptic Connect GmbH for $5.7 million, net of cash acquired. Approximately $1.1 million of the incapptic purchase price was paid to an escrow account and will be distributed to former incapptic shareholders within 24 months, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants. In the six months ended June 30, 2020, all of our excess cash was invested in money market funds and consequently we had no purchases of or proceeds from investment securities, compared to the six months ended June 30, 2019 where we received $1.6 million from maturities of investment securities and invested $2.2 million in new investment securities. Cash paid for the purchase of property and equipment was $684,000 and $782,000 for the six months ended June 30, 2020 and 2019, respectively.

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

In the six months ended June 30, 2020, our financing activities used $1.8 million of cash. We received $505,000 from the exercise of stock options and $1.9 million from ESPP contributions. We used $3.5 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and $684,000 for the repurchase of common stock.

In the six months ended June 30, 2019, we used $7.6 million of cash for financing activities. We received $1.7 million from the exercise of stock options and $2.1 million from ESPP contributions. We used $4.8 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and $6.6 million for the repurchase of common stock.

Off-Balance-Sheet Arrangements

As of June 30, 2020, we did not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation and subject to claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial conditions or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 12 in Notes to the Consolidated Financial Statements for further information on the lawsuit, MobileIron, Inc. vs. BlackBerry Corp. and BlackBerry Ltd., for patent infringement and other claims that was filed on April 27, 2020.

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

The COVID-19 pandemic may prevent us from conducting business activities at full capacity for an extended period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including closing our offices and requiring all employees to work remotely until we determine to reopen our offices, canceling marketing events, and suspending all non-essential travel worldwide for our employees. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, prevent us from expanding or upselling our customer base, and impair our ability to effectively manage our business.

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

The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and when and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our results of operations, cash flows and financial position cannot be reasonably estimated at this time.

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

We have incurred net losses each year since our inception, including net losses of $48.8 million, $43.1 million in 2019 and 2018, respectively, and $21.2 million for the six months ended June 30, 2020. As of June 30, 2020, our accumulated deficit was $474.1 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed with the SEC. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We recently acquired the incapptic product line with the acquisition of incapptic in April 2020. We do not know at this time whether incapptic will achieve significant market traction.

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

We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including restructurings in 2016, 2017, 2019 and the first half of 2020, to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

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

The prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, enterprise-wide licensing arrangements, bundling of solutions, features and functionality by us or our competitors, potential changes in our pricing, anticipation of the introduction of new solutions, or promotional programs for customers or channel partners. Competition and consolidation continue to increase in the markets in which we participate, and we expect competition to further increase in the future, leading to increased pricing pressures. Larger competitors with more diverse product lines may reduce the price of solutions or services that compete with ours or may bundle their solutions with other solutions and services. Furthermore, we anticipate that the sales prices and gross profits for our solutions will decrease over product life cycles. If we are unable to increase sales to offset any decline in our prices, our business and results of operations would be harmed.

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

The implementation of GDPR has led other jurisdictions to enact, amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, the California Consumer Privacy Act of 2018 (“CCPA”) came into effect on January 1, 2020 and began being enforced on July 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. California Attorney General (“AG”) Xavier Becerra submitted final proposed regulations on June 1, 2020 to guide covered businesses’ implementation of the CCPA. The regulations address several CCPA provisions that explicitly call for the AG’s input, as well as others that have been the subject of confusion, criticism, or discussion. Because of this, we will need to engage in additional, ongoing compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer rights with respect to their data. If we are unable to meet these standards, our business could be harmed.

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

We received a letter in August 2019 from BlackBerry Corp. asserting that our products and software infringe BlackBerry’s patents, and that we should license its portfolio. We retained counsel and evaluated BlackBerry’s letter, as well as potential counterclaims against BlackBerry. BlackBerry sent a second letter in March 2020 asserting that our products and software infringe additional BlackBerry patents, although BlackBerry did not specify its infringement theories or make a demand for damages in the March 2020 letter. The parties have attempted to negotiate, and we have accrued an immaterial amount related to the matter. However, through the date of the filing of this Quarterly Report on Form 10-Q, these discussions have not been resolved. To protect our rights, we filed a lawsuit against BlackBerry in the United States District Court for the Northern District of California on April 27, 2020. The case is MobileIron, Inc. v. BlackBerry Corp. and BlackBerry Ltd. The lawsuit asserts that BlackBerry’s products infringe MobileIron patents, that MobileIron’s products and software do not infringe BlackBerry’s patents, and that BlackBerry has engaged in certain unlawful activities related to its licensing program for its patent portfolio. We intend to vigorously assert our claims and defend against any claims or lawsuits that BlackBerry may assert against us. The amount of damages that could be awarded in the lawsuit is unknown at this time.

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

We derive a significant portion of our revenues from customers outside the United States. For the six months ended June 30, 2020 and for the years ended 2019 and 2018, 58% of our revenue was attributable to our international customers, primarily those located in Europe. As of December 31, 2019, approximately 46% of our employees were located abroad.

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

In addition, existing and future channel partners will only partner with us if we are able to provide them with competitive offerings on terms that are commercially reasonable to them. If we fail to maintain the quality of our solutions or to update and enhance them or to offer them at competitive discounts, existing and future channel partners may elect to partner with one or more of our competitors. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed. In addition, international channel partners often rely on business models that favor our on-premise product over our cloud product because in the former, the channel partner may host and manage the software for, and provide additional administrative, support, training and other services to, the mutual customer for additional fees. This situation could impede sales of our cloud product in certain international markets.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through June 30, 2020. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 40% of the outstanding shares of our common stock as of June 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At June 30, 2020, we have 116,843,504 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

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

All shares repurchased in the current period under the Repurchase Program are made in the open market. We did not repurchase any shares of common stock under the Repurchase Program in the three months ended June 30, 2020.

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

In the second quarter of 2020, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for restricted stock units that vested for some of our executive officers.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive programs in the three months ended June 30, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2020 through April 30, 2020	—	—	—	$9,175,044
May 1, 2020 through May 31, 2020 (1)	77,294	$4.66	—	$9,175,044
June 1, 2020 through June 30, 2020	—	$—	—	$9,175,044
Total shares repurchased	77,294	$4.66	—	$9,175,044

(1) Represents shares repurchased through net settlements of restricted stock units that vested under our equity incentive programs.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Employment Agreement for Brian Foster					X
10.2	Cooperation Agreement by and among the Company and Altai Management, L.P., Altai Capital Management, LLC, and Mr. Rishi Bajaj, dated April 14, 2020	10.1	8-K	April 15, 2020	001-36471
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX—104	XBRL for cover page of the Company’s Quarterly Report on 10-Q, included in Exhibit 101 Inline XBRL Document Set

(1)	Management contract or compensation plan or arrangement.
(2)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Dated: July 31, 2020