Form 10-Q
period 2020-09-30
MOBILEIRON, INC.
filed 2020-10-30
CIK 1470099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock was 118,584,315 as of October 23, 2020.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2020

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potentially,” “predict,” “plan,” “outlook,” “target,” “expect,” “future” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

—

our expectations regarding the Agreement and Plan of Merger, dated September 26, 2020, with Ivanti, Inc. (“Parent”), and Oahu Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILEIRON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$89,824	$94,415
Accounts receivable, net of allowance for doubtful accounts of $511 and $412 at September 30, 2020 and December 31, 2019, respectively	39,120	58,815
Deferred commissions - current	8,019	9,825
Prepaid expenses and other current assets	13,686	11,965
TOTAL CURRENT ASSETS	150,649	175,020
Property and equipment—net	3,346	4,804
Operating lease right-of-use asset	10,346	13,683
Deferred commissions - noncurrent	7,964	8,077
Intangible assets	2,822	—
Goodwill	8,407	5,475
Other assets	4,110	5,371
TOTAL ASSETS	$187,644	$212,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,002	$1,310
Accrued expenses	26,836	24,792
Lease liabilities - current	4,753	5,664
Unearned revenue - current	82,017	85,153
Customer arrangements with termination rights	11,268	16,130
TOTAL CURRENT LIABILITIES	126,876	133,049
Long-term liabilities:
Lease liabilities - noncurrent	6,680	10,088
Unearned revenue - noncurrent	25,874	33,058
Other long-term liabilities	122	237
TOTAL LIABILITIES	159,552	176,432

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 121,730,409 shares issued and 118,560,029 shares outstanding and 115,685,153 shares issued and 112,725,391 shares outstanding at September 30, 2020 and December 31, 2019, respectively	12	11
Additional paid-in capital	534,259	504,041
Treasury stock	(15,825)	(15,141)
Accumulated deficit	(490,354)	(452,913)
TOTAL STOCKHOLDERS’ EQUITY	28,092	35,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,644	$212,430

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Cloud services	$20,890	$17,591	$59,073	$49,163
License	6,465	12,216	32,553	35,814
Software support and services	22,644	22,394	66,996	66,171
Total revenue	49,999	52,201	158,622	151,148

Cost of revenue
Cloud services	6,792	5,557	19,673	15,413
License	415	436	1,461	1,423
Software support and services	4,914	4,466	14,263	14,333
Restructuring expense	—	—	—	300
Total cost of revenue	12,121	10,459	35,397	31,469
Gross profit	37,878	41,742	123,225	119,679

Operating expenses:
Research and development	20,259	19,072	60,115	60,889
Sales and marketing	23,597	23,577	72,575	74,099
General and administrative	9,949	6,932	26,069	22,477
Restructuring expense	—	—	579	2,758
Total operating expenses	53,805	49,581	159,338	160,223

Operating loss	(15,927)	(7,839)	(36,113)	(40,544)
Other income (expense) - net	263	35	183	987
Loss before income taxes	(15,664)	(7,804)	(35,930)	(39,557)
Income tax expense	608	399	1,511	1,335
Net loss	$(16,272)	$(8,203)	$(37,441)	$(40,892)
Net loss per share, basic and diluted	$(0.14)	$(0.07)	$(0.32)	$(0.37)
Weighted-average shares used to compute net loss per share, basic and diluted	117,703	110,831	116,192	109,147

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—June 30, 2020	116,843,504	$12	$525,383	$(15,825)	$(474,082)	$35,488
Issuance of common stock for stock option exercises	301,374	—	1,324	—	—	1,324
Issuance of common stock pursuant to the Employee Stock Purchase Plan	558,451	—	2,131	—	—	2,131
Shares withheld for net settlement of equity awards	(490,420)	—	(2,942)	—	—	(2,942)
Vesting of restricted stock units	1,347,120	—	—	—	—	—
Stock-based compensation	—	—	8,363	—	—	8,363
Net loss	—	—	—	—	(16,272)	(16,272)
BALANCE—September 30, 2020	118,560,029	$12	$534,259	$(15,825)	$(490,354)	$28,092

BALANCE—December 31, 2019	112,725,391	$11	$504,041	$(15,141)	$(452,913)	$35,998
Issuance of common stock for stock option exercises	443,674	—	1,823	—	—	1,823
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,120,684	—	4,282	—	—	4,282
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	1,730,682	1	7,633	—	—	7,634
Shares withheld for net settlement of equity awards	(1,305,947)	—	(6,484)	—	—	(6,484)
Repurchase of common stock	(210,618)	—	—	(684)	—	(684)
Vesting of restricted stock units	4,056,163	—	—	—	—	—
Stock-based compensation	—	—	22,964	—	—	22,964
Net loss	—	—	—	—	(37,441)	(37,441)
BALANCE—September 30, 2020	118,560,029	$12	$534,259	$(15,825)	$(490,354)	$28,092

			Additional			Total
	Common Stock		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Capital	Treasury Stock	Deficit	Equity
BALANCE—June 30, 2019	109,770,021	$11	$484,593	$(10,422)	$(436,756)	$37,426
Issuance of common stock for stock option exercises	780,029	—	3,761	—	—	3,761
Issuance of common stock pursuant to the Employee Stock Purchase Plan	530,190	—	2,085	—	—	2,085
Shares withheld for net settlement of equity awards	(102,535)	—	(707)	—	—	(707)
Repurchase of common stock	(290,844)	—	—	(2,033)	—	(2,033)
Vesting of restricted stock units	1,343,812	—	—	—	—	—
Stock-based compensation	—	—	7,453	—	—	7,453
Net loss	—	—	—	—	(8,203)	(8,203)
BALANCE—September 30, 2019	112,030,673	$11	$497,185	$(12,455)	$(444,959)	$39,782

BALANCE—December 31, 2018	106,206,545	$11	$462,004	$(3,831)	$(404,067)	$54,117
Issuance of common stock for stock option exercises	1,337,433	—	5,481	—	—	5,481
Issuance of common stock pursuant to the Employee Stock Purchase Plan	1,048,302	—	4,132	—	—	4,132
Issuance of common stock pursuant to the Employee Stock-Settled Bonus Plans	2,170,855	—	10,485	—	—	10,485
Shares withheld for net settlement of equity awards	(1,064,577)	—	(5,492)	—	—	(5,492)
Repurchase of common stock	(1,572,030)	—	—	(8,624)	—	(8,624)
Vesting of restricted stock units	3,904,145	—	—	—	—	—
Stock-based compensation	—	—	20,575	—	—	20,575
Net loss	—	—	—	—	(40,892)	(40,892)
BALANCE—September 30, 2019	112,030,673	$11	$497,185	$(12,455)	$(444,959)	$39,782

See accompanying notes.

MOBILEIRON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,441)	$(40,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	23,723	27,159
Depreciation	2,275	2,587
Amortization of intangible assets	302	—
Provision for doubtful accounts	119	—
Accretion of premium on investment securities	—	(21)
Impairment of right-of-use assets	—	1,328
Loss on disposal of fixed assets	—	170
Changes in operating assets and liabilities:
Accounts receivable	19,578	16,429
Deferred commissions	1,919	220
Other current and noncurrent assets	3,249	(2,372)
Accounts payable	615	637
Unearned revenue	(10,595)	964
Customer arrangements with termination rights	(4,862)	(3,121)
Accrued expenses and other long-term liabilities	5,702	(5,504)
Net cash provided by (used in) operating activities	4,584	(2,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(796)	(1,233)
Purchase of incapptic, net of cash acquired	(5,668)	—
Proceeds from maturities of investment securities	—	3,250
Purchase of investment securities	—	(4,126)
Net cash used in investing activities	(6,464)	(2,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	2,977	3,100
Taxes paid for net settlement of equity awards	(6,485)	(5,492)
Proceeds from exercise of stock options	1,829	5,481
Repurchase of common stock	(684)	(8,624)
Net cash used in financing activities	(2,363)	(5,535)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,243)	(10,060)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	94,415	104,613
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$90,172	$94,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,353	$1,280
Lease payments included in cash provided by operating activities	$4,865	$5,540
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Value of shares issued under the Bonus Plans	$4,765	$6,374
Value of shares issued under the Employee Stock Purchase Plan	$4,282	$4,132
Unpaid property and equipment purchases	$21	$155
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE BALANCE SHEETS
Cash and cash equivalents	$89,824	$94,553
Restricted cash included within Other Assets	348	—
Total cash, cash equivalents and restricted cash	$90,172	$94,553

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

Pending Acquisition by Ivanti, Inc.

On September 26, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ivanti, Inc., a Delaware corporation (“Parent”), and Oahu Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent. The Merger Agreement and the transactions contemplated thereby were approved unanimously by the Company’s Board of Directors on September 26, 2020.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock that is outstanding immediately prior to the Effective Time (other than shares of common stock (1) held by the Company as treasury stock, (2) owned by Parent or Merger Sub, (3) owned by any direct or indirect wholly owned subsidiary of Parent or Merger Sub or (4) held by stockholders who have properly and validly exercised their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law (the “DGCL”)) will be canceled and converted into the right to receive cash in the amount equal to $7.05, without interest (the “Per Share Merger Consideration”).

At the Effective Time, each outstanding vested restricted stock unit (“RSU”), performance stock unit (“PSU”) and option granted by the Company shall be cancelled and converted into the right to receive cash equal to (A) the aggregate number of shares of the Company’s common stock subject to such RSU, PSU or option, as applicable, multiplied by (B) the Per Share Merger Consideration (less the exercise price in the case of vested options) (the “Award Consideration”). Each outstanding RSU, PSU or option that is not vested but that is subject to acceleration shall be cancelled and converted into the right to receive an amount in cash equal to the Award Consideration pursuant to the terms of the Merger Agreement, a portion of which will be paid after the Effective Time in accordance with the applicable award agreement. Each outstanding RSU, PSU or option that is not vested and that does not automatically accelerate at closing of the Merger will be cancelled without consideration.

Pursuant to the Merger Agreement, the Company has acted to provide, among other things, that (1) each individual participating in an offering period under the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) in progress on the date of the Merger Agreement will not be permitted to (A) increase his or her payroll contribution rate pursuant to the ESPP or (B) make separate non-payroll contributions to the ESPP on or following the date of the Merger Agreement, except as may be required by applicable law; (2) no individual who is not participating in the ESPP will be allowed to commence participation in the ESPP; and (3) any offering period that would otherwise be outstanding at the Effective Time will terminate no later than five days prior to the date on which the Effective Time occurs. The Company will make any pro rata adjustments as may be necessary to reflect the shortened offering period and will cause the exercise of each outstanding purchase right pursuant to the ESPP no later than one business day prior to the Effective Time.

The Company, and Parent and Merger Sub, have made certain representations, warranties and covenants in the Merger Agreement, including, among others, covenants by the Company to conduct its business in the ordinary course during the period between execution of the Merger Agreement and closing of the Merger.

Pursuant to the terms of the Merger Agreement, the Company is subject to restrictions on its ability to solicit alternative acquisition proposals and to provide information to, and engage in discussion with, third parties regarding such proposals, except under limited circumstances. In the event the Merger Agreement is terminated by the Company to enter into a Superior Proposal, as defined in the Merger Agreement, the Company will be required to pay Parent a termination fee of $30.45 million.

Subject to certain exceptions, each of the parties has agreed to use its reasonable best efforts to take or cause to be taken actions necessary to consummate the Merger, including with respect to obtaining required government approvals. The Merger Agreement also contains certain termination rights for both the Company and Parent. Pursuant to the terms of the Merger Agreement, if the Company terminates the Merger Agreement as a result of Parent’s failure to close the Merger following the end of the marketing period for the debt financing required to consummate the transactions within two business days after receiving a written notice from the Company stating that all closing conditions have been satisfied or validly waived, Parent will pay the Company $65.25 million.

The Merger Agreement requires the Company to convene a special meeting of stockholders for purposes of obtaining approval of the adoption of the Merger Agreement. Commencing on October 26, 2020, the Company noticed and mailed a definitive proxy statement for a special meeting of the Company’s stockholders to be held on November 24, 2020.

The Merger is subject to the satisfaction or waiver of certain closing conditions including, among other things, (1) the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement, (2) the expiration or termination of the waiting period under Antitrust Laws (as defined in the Merger Agreement), (3) the absence of any law, injunction, judgment, order or ruling prohibiting the Merger, (4) the accuracy of the representations and warranties made by the parties, (5) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement, and (6) the absence of a material adverse effect on the Company prior to the closing.

Parent furnished the Company with copies of equity and debt financing commitments obtained by Parent, the proceeds of which will provide for funds to consummate the transactions contemplated by the Merger Agreement. The consummation of the Merger is not subject to a financing condition.

COVID-19 Pandemic

In the first quarter of 2020, the United States and other countries began shelter-in-place mandates and began to close many businesses as a result of the COVID-19 virus. The World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The future impact of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the amount of the financial impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial statements and pursuant to the rules and regulations of the SEC, and include the accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures in this Quarterly Report on Form 10-Q normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of our balance sheet as of September 30, 2020, our operating results for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019. Our operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of all our international operations is the U.S. dollar. All monetary asset and liability accounts are translated into U.S. dollars at the period-end rate, nonmonetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at the weighted-average exchange rates in effect during the period. Translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations. We recognized a foreign currency gain of $236,000 and a loss of $420,000 in the three months ended September 30, 2020 and 2019, respectively, and we recognized a foreign currency loss of $189,000 and $612,000 in the nine months ended September 30, 2020 and 2019, respectively, in other income (expense)—net in our condensed consolidated statements of operations.

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

We generally do not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration of the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We also consider broader factors in evaluating the sufficiency of our allowances for doubtful accounts, including the length of time receivables are past due, significant one-time events, overall or industry-specific economic conditions, and historical experience. We had an allowance for doubtful accounts of $511,000 and $412,000 at September 30, 2020 and December 31, 2019, respectively.

One reseller accounted for 10% of total revenue for both the three and nine months ended September 30, 2019. No resellers or end-user customers accounted for 10% or more of our total revenue in the three and nine months ended September 30, 2020 and no other reseller or end-user customer accounted for 10% or more of our total revenue in the three and nine months ended September 30, 2019. Two resellers accounted for 18% and 12%, respectively, of net accounts receivable at September 30, 2020. No reseller or end-user customer accounted for 10% or more of net accounts receivable as of December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, included $2.3 million and $2.0 million, respectively, of unbilled receivables from upfront recognition of revenue for certain multi-period on-premises software subscriptions that include both distinct software licenses and software support and services.

As of September 30, 2020 and December 31, 2019, unbilled receivables included in other long-term assets on our condensed consolidated balance sheets were $726,000 and $795,000, respectively.

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

Deferred commissions are amortized over the period commensurate with revenue recognition.

Changes in deferred commissions were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of the period	$16,736	$17,727	$17,902	$17,331
Deferral of commissions earned	3,519	4,271	11,967	12,862
Recognition of commission expense	(4,272)	(4,867)	(13,846)	(12,844)
Impairment of deferred commissions	—	(21)	(40)	(239)
Balance, end of the period	$15,983	$17,110	$15,983	$17,110

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2020 and December 31, 2019, cash and cash equivalents consist of cash deposited with banks and money market funds.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended September 30, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period after repurchases but without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted stock and stock options are considered to be potentially dilutive securities. Because we have reported a net loss for the three and nine months ended

September 30, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

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

We recognize compensation costs for awards with service and performance vesting conditions and for our ESPP on an accelerated method over the requisite service period of the award. For stock options or restricted stock unit grants with no performance condition, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years.

Research and Development

Because we estimate that our software is essentially completed concurrent with the establishment of technological feasibility, we have charged all research and development to expense as incurred.

Advertising

Advertising costs are expensed and included in sales and marketing expense when incurred. Advertising expense for the three and nine months ended September 30, 2020 and 2019 was not significant.

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments,” which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than reductions in the amortized cost of the securities. The standard was effective for annual reporting periods beginning after December 15, 2019. Entities apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We adopted ASU 2016-13 effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated balance sheet, results of operations, cash flows and disclosures for the three and nine months ended September 30, 2020.

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-15 effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated balance sheet, results of operations, or cash flows for the three and nine months ended September 30, 2020.

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

2.Significant Balance Sheet Components

Accounts Receivable, Net —Accounts receivable, net at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable - billed	$37,331	$57,184
Accounts receivable - unbilled	2,300	2,043
Allowance for doubtful accounts	(511)	(412)
Accounts receivable, net	$39,120	$58,815

Property and Equipment —Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computers and appliances	$13,670	$13,300
Purchased software	4,252	4,235
Furniture and fixtures	1,745	1,745
Leasehold improvements	3,834	3,403
Total property and equipment	23,501	22,683
Accumulated depreciation and amortization	(20,155)	(17,879)
Total property and equipment—net	$3,346	$4,804

Prepaid Expenses and Other Current Assets and Other Assets

Prepaid expenses and other current assets at September 30, 2020 and December 31, 2019 included $7.1 million and $6.3 million of prepaid royalties, respectively. Other assets at September 30, 2020 and December 31, 2019 included $1.5 million and $3.0 million of prepaid royalties, respectively. The prepaid royalties were primarily associated with MobileIron Threat Defense.

At September 30, 2020, $348,000 of restricted cash was included in Other Assets. The cash was restricted as part of a bank guarantee drawn in favor of India taxing authorities for an ongoing corporate income tax audit.

Accrued Expenses —Accrued expenses at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued commissions	$3,450	$4,810
Accrued bonus	9,249	6,875
Employee Stock Purchase Plan liability	882	2,187
Other accrued payroll-related expenses	3,748	2,839
Accrued royalties	2,758	2,386
Other accrued liabilities	6,749	5,695
Total accrued expenses	$26,836	$24,792

3.	Fair Value Measurement

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

Our financial assets that are carried at fair value include cash and money market funds. We had no financial liabilities, or nonfinancial assets and liabilities that were required to be measured at fair value on a recurring basis, or that were measured at fair value as of September 30, 2020 or December 31, 2019.

Our financial instruments measured at fair value as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$51,821	$—	$—	$51,821
Total	$51,821	$—	$—	$51,821

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$82,411	$—	$—	$82,411
Total	$82,411	$—	$—	$82,411

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

Transaction costs associated with the acquisition were $347,000 in the nine months ended September 30, 2020 and are included in general and administrative expenses. No further transaction costs associated with the acquisition were incurred in the three months ended September 30, 2020.

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

The tradename, contractual customer relationship and developed technology intangible assets are being amortized on a straight-line basis over estimated useful lives of 3, 5, and 4 years, respectively.

Incapptic has been included in our condensed consolidated results of operations since the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the acquisition was not material to our condensed consolidated statement of operations.

5. Goodwill and Intangible Assets

The following table reflects intangible assets subject to amortization as of September 30, 2020:

	September 30, 2020
	Gross Carrying	Accumulated		Net Book
	Amount	Amortization	Impairment	Value
Tradename	$163	$(23)	—	$140
Contractual customer relationship	1,415	(118)	—	1,297
Developed technology	1,546	(161)	—	1,385
Total	$3,124	$(302)	$—	$2,822

The net book value of intangible assets subject to amortization was zero at December 31, 2019.

We recorded amortization of intangible assets of $178,000 and $302,000 in the three and nine months ended September 30, 2020. There was no amortization of intangible assets for the three and nine months ended September 30, 2019.

The weighted average remaining life of our intangible assets on September 30, 2020 was 4.1 years.

As of September 30, 2020, estimated remaining intangible asset amortization expense is as follows (in thousands):

Year
2020	$181
2021	724
2022	724
2023	687
2024	412
Thereafter	94
Total	$2,822

At September 30, 2020 and December 31, 2019, the carrying value of goodwill was as follows (in thousands):

Balance, December 31, 2019	$5,475
Additions	2,932
Balance, September 30, 2020	$8,407

We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We determined that goodwill was not impaired based on the impairment test completed in the third quarter of 2020.

6. Restructuring Expense

We implemented business restructurings in the three months ended March 31, 2020 and the three and nine months ended September 30, 2019 to reduce our cost structure through workforce reductions. The three and nine months ended September 30, 2019 also included charges for the exit of an office building.

The following table summarizes the activity in accrued restructuring expense, included in accrued expenses, for the three and nine months ended September 30, 2020 (in thousands):

	Severance and Other Restructuring Costs
	Three Months Ended	Nine Months Ended
	September 30, 2020
Accrued restructuring, beginning of the period	$419	$282
Provision for restructuring expense	—	579
Cash payments	(121)	(563)
Accrued restructuring, end of the period	$298	$298

We expect to pay the remaining accrued restructuring balance by June 30, 2021.

7. Line of Credit

We have a $20.0 million revolving line of credit with a financial institution that can be used to borrow for working capital and general business requirements and issue letters of credit. Amounts borrowed accrue interest at a floating per annum rate equal to the greater of (a) the prime rate or 3.25% plus 0.25% or (b) LIBOR plus 3 percent. A default interest rate shall apply during an event of default at a rate per annum equal to 5% above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets, except intellectual property, and requires us to comply with working capital covenants, including limitations on indebtedness and restrictions on dividend distributions, among others, but does allow for the repurchase of a limited amount of our common stock. We are required to maintain an adjusted quick ratio (defined as the ratio of eligible cash and cash equivalents plus accounts receivable to current liabilities minus deferred revenue and customer arrangements with termination rights) of at least 1.25.

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

There were no other outstanding amounts under the line of credit at September 30, 2020 or December 31, 2019 and we were in compliance with all financial and non-financial covenants.

8.	Preferred Stock

We were authorized to issue up to 10,000,000 shares of convertible preferred stock as of September 30, 2020 and December 31, 2019. No shares of convertible preferred stock were issued and outstanding as of September 30, 2020 or December 31, 2019.

9.	Common Stock

We were authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2020 and December 31, 2019. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of preferred stock outstanding.

As of September 30, 2020 and December 31, 2019, our shares of common stock reserved for issuance were as follows:

	September 30,	December 31,
	2020	2019
Options outstanding	2,293,276	2,898,977
Unvested restricted stock units outstanding	12,730,746	12,639,066
Unvested performance stock units outstanding	835,000	—
Shares available for grant under the 2014 Equity Incentive Plan and 2015 Inducement Plan	1,692,599	1,301,881
Shares available for purchase under the Employee Stock Purchase Plan	385,094	378,525
Total	17,936,715	17,218,449

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

In the three months ended September 30, 2020, we did not repurchase any shares of common stock under the Repurchase Program. In the nine months ended September 30, 2020, we repurchased 210,618 shares of common stock at an average price of $3.25 per share for a total cost of $684,000 under the Repurchase Program. This excludes shares repurchased to settle employee tax withholding related to the vesting of our stock-settled bonus and RSUs. The maximum remaining dollar value of shares that may be purchased under the Repurchase Program was $9.2 million at September 30, 2020. Our Board of Directors has not extended the program as of the date of the filing of this quarterly report on Form 10-Q.

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

Amended and Restated 2015 Inducement Plan

On December 20, 2015, our board of directors adopted our 2015 Inducement Plan, or the Inducement Plan, to reserve 1,600,000 shares of our common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company. The terms and conditions of the Inducement Plan are substantially similar to our stockholder-approved 2014 Plan. On January 5, 2016, our board of directors approved the amendment and restatement of the Inducement Plan to increase the share reserve under the Inducement Plan to 1,970,000 shares of our common stock. As of September 30, 2020, there were 312,500 stock options and restricted stock units outstanding under the Inducement Plan.

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

As of September 30, 2020 and December 31, 2019, approximately 385,094 and 378,525 shares of common stock were available for future issuance under our ESPP, respectively. The number of shares of our common stock reserved for issuance under our ESPP increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (ii) 2,142,857 shares of common stock; or (iii) such lesser number as determined by our board of directors. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP. On January 1, 2020, we increased the number of shares available for issuance under the ESPP by 1,127,253 shares, which was 1% of the total number of shares of our common stock outstanding as of December 31, 2019.

Restricted Stock Units and Performance Stock Units

We grant RSUs and, beginning in our first quarter of 2020, PSUs under our 2014 Plan. For stock-based compensation expense, we measure the value of the RSUs and PSUs based on the fair value of our common stock on the date of grant. Our RSU grants are subject to service conditions and we expense the fair value of those shares on a straight-line basis over their vesting periods. Our PSU grants are subject to performance and service conditions and we expense the fair value of those shares on an accelerated-graded basis over the employee’s requisite service period. The PSU expense may be adjusted each quarter based on our forecast of the Company’s performance relative to the annual recurring revenue metrics that determine the number of PSUs that will vest. To the extent that updated estimates of PSU expense differ from original estimates, the cumulative effect on current and prior periods of those changes is recorded in the period in which those estimates are revised.

Our RSU activity for the nine months ended September 30, 2020 was as follows:

	Restricted Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	12,639,066	$5.20
Granted	7,543,265	4.54
Vested	(5,786,845)	4.84
Forfeitures	(1,664,740)	4.94
Unvested, September 30, 2020	12,730,746	$5.01

Our PSU activity for the nine months ended September 30, 2020 was as follows:

	Performance Stock Units
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2019	—	$ n/a
Granted	1,005,000	3.27
Vested	—	n/a
Forfeitures	(170,000)	3.27
Unvested, September 30, 2020	835,000	$3.27

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

In the three and six months ended June 30, 2020, we recorded $5.7 million of stock-based compensation expense under the 2020 Bonus Plans. In September 2020, following the completion of negotiations among the parties regarding the material terms of the Merger Agreement (including the price of $7.05 per share), the Compensation Committee of our board of directors split the 2020 Bonus Plans into Nine-Month Plans, covering January 1, 2020 to September 30, 2020, and Three-Month Plans, covering October 1, 2020 to December 31, 2020. In the case of the Three-Month Plans and the Nine-Month Plans, the level of achievement will be determined by the Company based on the application of the metrics and terms previously adopted by the Company, but with a minimum payout of 100% of target under each plan. In addition to our splitting of the 2020 Bonus Plans and requiring a minimum 100% of target payout, the Merger Agreement imposes certain pre-closing restrictions on our activities, one of which precludes settlement of our 2020 Bonus Plans in unrestricted common stock. Because we are currently required to settle the 2020 Bonus Plans in cash, we recorded a cumulative adjustment in the three months ended September 30, 2020 to reclassify the $5.7 million previously recorded as stock-based compensation expense to bonus expense. We recorded an additional $3.5 million of bonus expense under the 2020 Bonus Plans in the three months ended September 30, 2020 based on expected performance relative to the 2020 Bonus Plan metrics. The $3.5 million of bonus expense recorded in three months ended September 30, 2020 included a $515,000 cumulative expense catch-up for revising our performance estimates relative to the Company target metrics. In the nine months ended September 30, 2020, we recorded $757,000 of stock-based compensation expense under the 2019 Bonus Plans. In the three and nine months ended September 30, 2019, we recorded $559,000 and $5.5 million, respectively, of stock-based compensation expense under the 2019 Bonus Plans. In the nine months ended September 30, 2019, we recorded $1.1 million of stock-based compensation expense under the 2018 Bonus Plans.

Stock Options

Stock option activity under the 2008 Plan, 2014 Plan and 2015 Inducement Plan for the nine months ended September 30, 2020 was as follows:

		Options Outstanding
				Weighted-
	Number of			Average	Aggregate
	Shares		Weighted-	Remaining	Intrinsic
	Available	Number of	Average	Contractual	Value
	for Issuance	Shares	Exercise Price	Term (Years)	(In thousands)
Balance—December 31, 2019	1,301,881	2,898,977	$5.17	4.89	$1,556
Authorized	5,636,269	—
Stock options granted	—	—
Issuance of shares under Bonus Plans	(1,730,682)	—
Shares withheld from net settlement of restricted stock units	1,305,947
Restricted stock units granted	(5,812,583)	—
Performance stock units granted(1)	(1,005,000)	—
Exercised	—	(443,674)	4.12
Stock options canceled	162,027	(162,027)	5.46
Restricted and Performance stock units forfeited	1,834,740	—
Balance—September 30, 2020	1,692,599	2,293,276	$5.36	4.07	$4,358
Vested and exercisable—September 30, 2020		2,068,275	$5.45	3.76	$3,800
Vested and expected to vest(2)—September 30, 2020		2,261,882	$5.37	3.94	$4,281

(1)	Performance stock units granted are reflected in the table as a decrease in the number of shares available for issuance at target achievement for tracking and reporting purposes but do not technically reduce shares available for issuance until earned.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Our stock-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$(57)	$1,052	$2,739	$3,859
Research and development	367	3,279	8,710	11,015
Sales and marketing	1,208	2,029	6,670	6,367
General and administrative	1,126	1,652	5,604	5,918
Total	$2,644	$8,012	$23,723	$27,159

We used the Black-Scholes Model to estimate the fair value of our stock options granted to employees with the following assumptions:

	Nine Months Ended
	September 30,
	2020	2019
Expected dividend yield	n/a	—
Risk-free interest rate	n/a	2.5%
Expected volatility	n/a	50%
Expected life (in years)	n/a	6.1

No stock options were granted in the three and nine months ended September 30, 2020 or the three months ended September 30, 2019.

We used the Black-Scholes Model to estimate the fair value of our Employee Stock Purchase Plan awards with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.1%	1.7%	0.8%	2.1%
Expected volatility	57%	40%	51%	41%
Expected life (in years)	1.3	1.3	1.3	1.3

As required by Topic 718 Compensation—Stock Compensation, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of September 30, 2020, unrecognized stock-based compensation expense and its remaining weighted-average recognition period was as follows:

	Unrecognized	Remaining
	Stock-based	Weighted-Average
	Compensation	Recognition
	Expense	Period
	(in millions)	(in years)
Stock options	$0.3	2.0
Restricted stock units	47.8	2.7
Performance stock units	2.4	1.6
ESPP	2.1	1.5
Total	$52.6

11.	Employee Benefit Plan

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend and/or settle claims brought by third parties against our customers and channel partners alleging that our software or the customer’s use thereof infringes the third-party’s intellectual property right, such as a patent right. These indemnification obligations are typically not subject to limitation; however if we believe such a claim is reasonably likely to occur and if it is commercially impractical for us to either procure the right for the customer to continue to use our software or modify our software so that it’s not infringing, we can terminate the customer agreement and refund the customer a portion of the license fees paid (prorated over the three year period from initial delivery for software licensed on a perpetual basis). We also on occasion indemnify our customers for other types of third-party claims. In addition, we indemnify our officers, directors, and certain key employees while they are serving in such capacities in good faith. Through September 30, 2020, we have not received any material written claim for indemnification.

13.Leases

We have operating leases for office facilities and data centers. Our leases have remaining lease terms of less than one year to approximately seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

On our balance sheet, we have current and noncurrent lease commitment liabilities of approximately $4.8 million and $6.7, million, respectively, and corresponding right-of-use assets of approximately $10.3 million at September 30, 2020 for our operating leases.

The operating lease cost for both the three months ended September 30, 2020 and 2019 was $1.3 million. The operating lease cost for the nine months ended September 30, 2020 and 2019 was $3.7 million and $4.7 million, respectively. The future maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

Year
2020 (remaining)	$1,400
2021	4,968
2022	3,526
2023	1,518
2024	355
Thereafter	579
Total lease payments	12,346
Less: imputed interest	(913)
Total lease liability	$11,433

All of our leases are classified as operating leases. In the nine months ended September 30, 2020, the weighted average discount rate used to determine the lease liabilities was 5.3% and the weighted average remaining lease term was 35 months.

14.Unearned Revenue

Changes in unearned revenue were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$113,213	$106,399	$118,211	$105,837
Billings, excluding billings for customer arrangements with termination rights	40,123	46,246	133,961	135,904
Additions to unearned revenue upon expiration of termination rights	4,634	5,056	13,878	15,118
Recognition of revenue, net of change in unbilled accounts receivable*	(50,079)	(50,900)	(158,434)	(150,058)
Acquired unearned revenue	—	—	275	—
Balance, end of period	$107,891	$106,801	$107,891	$106,801

* Reconciliation to Revenue Reported per Condensed Consolidated Statement of Operations:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Revenue billed as of the end of period	$50,079	$50,900	$158,434	$150,058
Increase (decrease) in total unbilled accounts receivable	(80)	1,301	188	1,090
Revenue Reported in Condensed Consolidated Statement of Operations	$49,999	$52,201	$158,622	$151,148

Revenue allocated to remaining performance obligations includes unearned revenue plus contractually committed amounts that will be invoiced and recognized as revenue in future periods, but excludes amounts invoiced and not recognized as revenue under customer arrangements that contain termination rights. Remaining performance obligations were $118.9 million as of September 30, 2020, of which we expect to recognize approximately 76% as revenue over the next 12 months and the remainder thereafter.

As of September 30, 2020 and December 31, 2019, the balance of customer arrangements that contain termination rights was $11.3 million and $16.1 million, respectively.

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

Approximately $1.4 million and $2.0 million as of September 30, 2020 and December 31, 2019, or 41% and 42%, respectively, of our net Property and Equipment was attributable to our operations located in India. Substantially all other long-lived assets were attributable to operations in the United States.

Revenue by geographic region based on the billing address was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Revenue
United States	$22,448	$23,376	$67,746	$64,849
International	27,551	28,825	90,876	86,299
Total	$49,999	$52,201	$158,622	$151,148

We recognized revenue of $6.5 million, or 13% of total revenue, and $7.3 million, or 14% of total revenue, from customers with a billing address in Germany for the three months ended September 30, 2020 and 2019, respectively. We recognized revenue of $23.6 million, or 15% of total revenue, and $23.4 million, or 15% of total revenue, from customers with a billing address in Germany for the nine months ended September 30, 2020 and 2019, respectively. No other country, except for the United States and Germany, exceeded 10% of total revenue in the three or nine months ended September 30, 2020 or 2019.

Revenue from recurring and non-recurring contractual arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cloud subscriptions - ratable	$20,890	$17,591	$59,073	$49,163
On-premise subscriptions - point-in-time	5,139	5,964	14,240	17,394
On-premise subscriptions - ratable	5,267	4,902	15,232	13,872
Software support on perpetual licenses - ratable	16,132	16,363	48,305	48,669
Recurring revenue	47,428	44,820	136,850	129,098
Perpetual license - point-in-time	1,326	6,252	18,314	18,420
Professional services - point-in-time	1,245	1,129	3,458	3,630
Non-recurring revenue	2,571	7,381	21,772	22,050
Total revenue	$49,999	$52,201	$158,622	$151,148

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(16,272)	$(8,203)	$(37,441)	$(40,892)
Denominator:
Weighted–average shares used to compute basic and diluted net loss per share	117,703	110,831	116,192	109,147
Basic and diluted net loss per share	$(0.14)	$(0.07)	$(0.32)	$(0.37)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because we have reported a net loss for the three and nine months ended September 30, 2020 and 2019, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been anti-dilutive if included in the calculation.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,	September 30,
	2020	2019
Stock options outstanding, net of unvested exercised stock options	2,293,276	2,929,095
Unvested restricted stock units	12,730,746	13,806,088
Unvested performance stock units	835,000	—
ESPP shares	226,673	194,622
Stock-settled bonus shares	—	499,612
Total potentially dilutive securities	16,085,695	17,429,417

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

Our total revenue in the three and nine months ended September 30, 2020 was $50.0 million and $158.6 million, compared to $52.2 million and $151.1 million in the three and nine months ended September 30, 2019, representing a decrease of 4% and an increase of 5%, respectively.

Revenue from cloud services, licenses and software support and services represented 42%, 13% and 45% of total revenue, respectively, in the three months ended September 30, 2020, and 34%, 23% and 43% of total revenue, respectively, in the three months ended September 30, 2019. Revenue from cloud services, licenses and software support and services represented 37%, 21% and 42% of total revenue, respectively, in the nine months ended September 30, 2020, and 32%, 24% and 44% of total revenue, respectively, in the nine months ended September 30, 2019. Revenue from recurring sources, which includes revenue from the license component of on-premise term subscriptions, cloud services, and software support on perpetual and on-premise term licenses, was 95% and 86% of total revenue in the three and nine months ended September 30, 2020, respectively, compared to 86% and 85% of total revenue in the three and nine months ended September 30, 2019, respectively. Cloud services and on-premise subscription revenue have increased as a percentage of our total revenue over the long-term. After the second quarter of 2020, we discontinued the perpetual license pricing model and, consequently, we expect to generate nearly all of our revenue from recurring sources in the future, as we did in the three months ended September 30, 2020, with cloud services accounting for an increasing proportion of that recurring revenue.

Our cloud services revenue in the three months ended September 30, 2020 and 2019 was $20.9 million and $17.6 million, respectively, representing an increase of 19%. Our cloud services revenue in the nine months ended September 30, 2020 and 2019 was $59.1 million and $49.2 million, respectively, representing an increase of 20%. This growth reflects our customers’ preference to purchase cloud services and contributions from MobileIron Threat Detection and Access. When we sell our cloud solutions on a subscription basis, we typically offer 12 months or longer terms and bill in advance.

Our license revenue in the three months ended September 30, 2020 and 2019 was $6.5 million and $12.2 million, respectively, representing a decrease of 47%. Our license revenue in the nine months ended September 30, 2020 and 2019 was $32.6 million and $35.8 million, respectively, representing a decrease of 9%. The decrease in license revenue in the three and nine months ended September 30, 2020 was primarily due to the discontinuation of sales of perpetual licenses. Over time, demand for our perpetual licenses decreased and we announced in the first quarter of 2020 that we would be discontinuing that pricing model at the end of our second quarter of 2020. As a result of that announcement, the three months ended June 30, 2020 benefitted from perpetual license sales that would have otherwise closed in future quarters. In the third quarter of 2020, however, perpetual license revenue was minimal. In future quarters, license revenue will be generated primarily from sales of on-premise subscriptions which do not generate as much up-front license revenue as perpetual licenses.

Our software support and services revenue in the three months ended September 30, 2020 and 2019 was $22.6 million and $22.4 million, respectively. Our software support and services revenue in the nine months ended September 30, 2020 and 2019 was $67.0 million and $66.2 million, respectively, representing an increase of 1%. Software support and services revenue includes support of perpetual license customers, the support component of on-premise subscriptions, and professional services. The growth rate of software support and services revenue has primarily been dependent on growth in our installed base of customers that purchase perpetual licenses or on-premises subscriptions, renewals of on-premises subscriptions and software support on perpetual licenses, and purchases of professional services as part of our solutions. The discontinuation of sales of perpetual licenses eliminates the sale of new perpetual licenses with accompanying support as a software support and services growth factor in the future.

Our Annual Recurring Revenue (or “Total ARR”) at September 30, 2020 was $191.5 million compared to $174.3 million at September 30, 2019, representing a growth rate of 10%. Total ARR is defined as the annualized value of all recurring revenue contracts active at the end of a reporting period. See “Key Metrics and Non-GAAP Financial Information” for more information about ARR.

We believe that our market opportunity is large, and sales to customers outside of the United States will remain a significant opportunity for future growth. In the nine months ended September 30, 2020, 57% of our total revenue was generated from customers located outside of the United States and for both the full years of 2019 and 2018, 58% of our total revenue was generated from customers located outside of the United States. The international revenue was primarily generated from customers located in Europe. International market trends that may affect sales of our products and services include heightened concerns and legal requirements relating to data security and privacy, the importance of execution on our international channel partner strategy, the importance of recruiting and retaining sufficient international personnel, the effect of exchange rates, and political and financial market instability.

In April 2020, we acquired all of the issued and outstanding capital stock of incapptic, a privately-held German software company, for $5.9 million. Our unified endpoint management platform integrates with the incapptic software to help customers develop, deploy and secure in-house business applications, a natural extension of our product portfolio.

Since 2016, we have focused on driving more efficiency in our business. However, we have continued to incur net losses. We incurred net losses of $37.4 million, $48.8 million and $43.1 million in the nine months ended September 30, 2020, and the full years 2019 and 2018, respectively. As a result of this, we do not expect to be profitable for the foreseeable future under our current operating plan. Future profitability is primarily dependent on revenue growth, which may be challenging for a number of reasons including continued mix shift towards cloud subscription licensing, increasing and entrenched competition, product features, changes in our pricing model, the amount of revenue we generate from sales of partner solutions that bear royalties, our ability to continue to develop and evolve our products, any failure to capitalize on market opportunities, and the ability of our sales organization to retain its key employees and leadership team. Future profitability is also dependent on our ability to drive efficiencies into the business and to manage our expenses, which continue to be impacted by stock-based compensation charges from RSU and PSU grants and stock-settled bonuses. We will also need to increase operating efficiency, which may be challenging given our operational complexity.

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

While we are closely monitoring the situation, it is difficult at this time to predict the impact that COVID-19 will continue to have on our business, financial position and operating results in future periods due to numerous uncertainties. As a result of COVID-19, we have seen a reduction in expense due to travel and marketing event restrictions and the limited use of our office facilities. We expect spending in these areas to mostly continue to run below historical norms until national and local authorities have issued updated guidance and regulations, and our employees, customers and partners have confidence that the pandemic has been contained. Our future financial position is likely to be negatively impacted by the loss of current customers or prospects, delays in existing customer renewals or new customer purchases, limitation in our ability to expand or upsell within our existing customer base, pricing pressure, or by our customers’ inability to pay amounts owed to us. While we cannot predict the amount of the future financial impact from COVID-19, shelter-in-place mandates across the world have disrupted certain of our ARR growth drivers as the priorities of the IT leaders of our customers and prospective customers have shifted. As a result of those and other priority changes, as well as the economic toll that COVID-19 has had and we expect will continue to have on our customers, we have seen and expect to continue to see a negative impact on our ARR and revenue, which may increase net losses, until the pandemic is contained and likely for an unknown period of time thereafter. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively despite the shelter-in-place requirements, but future productivity and the effects of COVID-19 on our operations is unknown at this time.

On September 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ivanti, Inc., a Delaware corporation (“Parent”), and Oahu Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent. The consummation of the merger pursuant to the Merger Agreement is subject to certain closing conditions, including approval by our stockholders. See Note 1 in Notes to the Consolidated Financial Statements for additional information about the Merger Agreement.

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

Goodwill and Intangible Assets

We record the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. We perform an impairment test of our goodwill in the third quarter of our fiscal year, or more frequently if indicators of potential impairment arise. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We observed no impairment indicators in 2020. In our impairment test completed in the third quarter of 2020, we observed that the fair value of the Company as a whole is substantially in excess of its carrying value, including goodwill.

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

In 2019 and prior years, stock-based compensation expense associated with our annual stock-settled bonus program was recognized on a straight-line basis over the required service period and the expense is evaluated each quarter based on our forecast of the Company’s performance relative to the metrics that determine the bonus pool. The Merger Agreement imposes certain pre-closing restrictions on our activities, one of which precludes settlement of our 2020 Bonus Plans in unrestricted common stock. Consequently, we have classified the 2020 Bonus Plan expense as bonus expense rather than stock-based compensation expense in the three and nine months ended September 30, 2020. The expense methodology otherwise remains the same as in 2019 and prior years. In September 2020, following the completion of negotiations among the parties regarding the material terms of the Merger Agreement (including the price of $7.05 per share), the Compensation Committee of our board of directors split the 2020 Bonus Plans into Nine-Month Plans, covering January 1, 2020 to September 30, 2020, and Three-Month Plans, covering October 1, 2020 to December 31, 2020. In the case of the Three-Month Plans and the Nine-Month Plans, the level of achievement will be determined by the Company based on the application of the metrics and terms previously adopted by the Company, but with a minimum payout of 100% of target under each plan.

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

Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, see “Summary of Significant Accounting Policies” under Note 1 “Description of Business and Significant Accounting Policies” included in Item 1, “Financial Statements” of Part I of this Quarterly Report on Form 10-Q.

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

2020 Bonus Plan expense

In our non-GAAP financial measures, we have excluded the effect of expense associated with our 2020 Bonus Plans. The Merger Agreement imposes certain pre-closing restrictions on our activities, one of which precludes settlement of our 2020 Bonus Plans in unrestricted common stock. Consequently, we have classified expense from the 2020 Bonus Plans as bonus expense rather than stock-based compensation expense in the three and nine months ended September 30, 2020. We believe that excluding this expense from our non-GAAP financial measures makes the 2020 periods presented more comparable since the 2019 periods presented classify expense from our Bonus Plans as stock-based compensation expense.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), and non-GAAP net income (loss) per share

We believe that the exclusion of stock-based compensation expense, restructuring expense, and intangible asset amortization from various gross profit, gross margin, operating loss, operating margin, net loss, and net loss per share provides useful measures for management and investors. Because stock-based compensation, restructuring expense, and intangible asset amortization have been and can continue to be inconsistent in amount from period to period, we believe the inclusion of these items makes it difficult to compare periods and understand the growth and performance of our business, on its own and in comparison to other companies. The Merger Agreement contains a pre-closing restriction from settling our Bonus Plans in unrestricted common stock which caused us to change the classification of expense from our 2020 Bonus Plans from stock-based compensation expense to bonus expense. Because bonus plans were historically settled in unrestricted common stock, we classified the associated expense as stock-based compensation expense in the comparable periods of 2019. In addition, we evaluate our business performance and compensate management based in part on these non-GAAP measures. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by our competitors and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

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

Non-GAAP financial measures for the three and nine months ended September 30, 2020 and 2019 were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages and per share data)	2020	2019	2020	2019
Non-GAAP gross profit	$39,573	$42,794	$127,782	$123,838
Non-GAAP gross margin	79.1%	82.0%	80.6%	81.9%
Non-GAAP operating income (loss)	$(3,857)	$173	$(2,261)	$(10,327)
Non-GAAP operating margin	(7.7)%	0.3%	(1.4)%	(6.8)%
Non-GAAP net loss	$(4,202)	$(191)	$(3,589)	$(10,675)
Non-GAAP loss per share	$(0.04)	$(0.00)	$(0.03)	$(0.10)
Free cash flow	$3,069	$(6,197)	$3,788	$(3,649)

Reconciliation of Non-GAAP Financial Measures

The following table reconciles the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands, except percentages and per share data)
Non-GAAP gross profit reconciliation:
Gross profit	$37,878	$41,742	$123,225	$119,679
Add: Stock-based compensation expense	(57)	1,052	2,739	3,859
Add: Expense from 2020 Bonus Plans	1,657	—	1,657	—
Add: Amortization of intangible assets	95	—	161	—
Add: Restructuring expense	—	—	—	300
Non-GAAP gross profit	$39,573	$42,794	$127,782	$123,838
Non-GAAP gross margin reconciliation:
GAAP gross margin: GAAP gross profit over GAAP total revenue	75.8%	80.0%	77.7%	79.2%
GAAP to non-GAAP gross margin adjustments	3.3%	2.0%	2.9%	2.7%
Non-GAAP gross margin	79.1%	82.0%	80.6%	81.9%
Non-GAAP operating income (loss) reconciliation:
GAAP operating loss	$(15,927)	$(7,839)	$(36,113)	$(40,544)
Add: Stock-based compensation expense	2,644	8,012	23,723	27,159
Add: Expense from 2020 Bonus Plans	9,248	—	9,248	—
Add: Amortization of intangible assets	178	—	302	—
Add: Restructuring expense	—	—	579	3,058
Non-GAAP operating income (loss) reconciliation:	$(3,857)	$173	$(2,261)	$(10,327)
Non-GAAP operating margin reconciliation:
GAAP operating margin: GAAP operating loss over GAAP total revenue	(31.9)%	(15.0)%	(22.8)%	(26.8)%
GAAP to non-GAAP operating margin adjustments	24.2%	15.3%	21.4%	20.0%
Non-GAAP operating margin	(7.7)%	0.3%	(1.4)%	(6.8)%
Non-GAAP net loss reconciliation:
GAAP net loss	$(16,272)	$(8,203)	$(37,441)	$(40,892)
Add: Stock-based compensation expense	2,644	8,012	23,723	27,159
Add: Expense from 2020 Bonus Plans	9,248	—	9,248	—
Add: Amortization of intangible assets	178	—	302	—
Add: Restructuring expense	—	—	579	3,058
Non-GAAP net loss reconciliation:	$(4,202)	$(191)	$(3,589)	$(10,675)
Non-GAAP net loss per share reconciliation:
GAAP net loss	$(0.14)	$(0.07)	$(0.32)	$(0.37)
Add: Stock-based compensation expense	0.02	0.07	0.20	0.24
Add: Expense from 2020 Bonus Plans	0.08	—	0.08	—
Add: Amortization of intangible assets	—	—	—	—
Add: Restructuring expense	—	—	0.01	0.03
Non-GAAP net loss per share	$(0.04)	$(0.00)	$(0.03)	$(0.10)
Free cash flow:
Net cash provided by operating activities	$3,181	$(5,746)	$4,584	$(2,416)
Purchase of property and equipment	(112)	(451)	(796)	(1,233)
Free cash flow	$3,069	$(6,197)	$3,788	$(3,649)

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

ARR metrics as of September 30, 2020 and 2019 were as follows (unaudited):

	September 30,
(in thousands, except percentages)	2020	2019
Total ARR	$191,529	$174,296
Year-over-year percentage increase	10%	14%
Subscription ARR	$126,113	$108,559
Year-over-year percentage increase	16%	23%
Perpetual license support ARR	$65,416	$65,737
Year-over-year percentage increase	-%	1%

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

License

License revenue consists primarily of revenue from on-premises perpetual licenses and the license portion of on-premise subscriptions. From time to time, we enter into multiple element arrangements with customers in which a customer purchases our software with an appliance. Appliance revenue is also included in license revenue and constituted less than 1% of total revenue for the three and nine months ended September 30, 2020 and 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Cloud services	$20,890	$17,591	$59,073	$49,163
License	6,465	12,216	32,553	35,814
Software support and services	22,644	22,394	66,996	66,171
Total revenue	49,999	52,201	158,622	151,148
Cost of revenue (1)
Cloud services	6,792	5,557	19,673	15,413
License	415	436	1,461	1,423
Software support and services	4,914	4,466	14,263	14,333
Restructuring expense	—	—	—	300
Total cost of revenue	12,121	10,459	35,397	31,469
Gross profit	37,878	41,742	123,225	119,679

Operating expenses:
Research and development (1)	20,259	19,072	60,115	60,889
Sales and marketing (1)	23,597	23,577	72,575	74,099
General and administrative (1)	9,949	6,932	26,069	22,477
Restructuring expense	—	—	579	2,758
Total operating expenses	53,805	49,581	159,338	160,223
Operating loss	(15,927)	(7,839)	(36,113)	(40,544)
Other income (expense) - net	263	35	183	987
Loss before income taxes	(15,664)	(7,804)	(35,930)	(39,557)
Income tax expense	608	399	1,511	1,335
Net loss	$(16,272)	$(8,203)	$(37,441)	$(40,892)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$(57)	$1,052	$2,739	$3,859
Research and development	367	3,279	8,710	11,015
Sales and marketing	1,208	2,029	6,670	6,367
General and administrative	1,126	1,652	5,604	5,918
Total	$2,644	$8,012	$23,723	$27,159

Statement of operations presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Cloud services	42%	34%	37%	32%
License	13	23	21	24
Software support and services	45	43	42	44
Total revenue	100	100	100	100
Cost of revenue
Cloud services	13	11	12	10
License	1	1	1	1
Software support and services	10	8	9	10
Restructuring expense	—	—	—	—
Total cost of revenue	24	20	22	21
Gross profit	76	80	78	79
Operating expenses:
Research and development	41	37	38	40
Sales and marketing	47	45	46	49
General and administrative	20	13	17	15
Restructuring expense	—	—	0	2
Total operating expense	108	95	101	106
Operating loss	(32)	(15)	(23)	(27)
Other income (expense) - net	1	—	0	1
Loss before income taxes	(31)	(15)	(23)	(26)
Income tax expense	1	1	1	1
Net loss	(32)%	(16)%	(24)%	(27)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Cloud services	$20,890	$17,591	$3,299	19%
License	6,465	12,216	(5,751)	(47)
Software support and services	22,644	22,394	250	1
Total revenue	$49,999	$52,201	$(2,202)	(4)%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Cloud services	$59,073	$49,163	$9,910	20%
License	32,553	35,814	(3,261)	(9)
Software support and services	66,996	66,171	825	1
Total revenue	$158,622	$151,148	$7,474	5%

	Three Months Ended
	September 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$22,448	45%	$23,376	45%	$(928)	(4)%
International	27,551	55	28,825	55	(1,274)	(4)
Total revenue	$49,999	100%	$52,201	100%	$(2,202)	(4)%

	Nine Months Ended
	September 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue
United States	$67,746	43%	$64,849	43%	$2,897	4%
International	90,876	57	86,299	57	4,577	5
Total revenue	$158,622	100%	$151,148	100%	$7,474	5%

Revenue

Cloud services revenue increased $3.3 million, or 19%, and $9.9 million, or 20%, in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of 2019, which was attributable to sales of MobileIron Threat Defense, Access and customer preference for our UEM solutions sold under a cloud-based delivery model.

License revenue decreased $5.8 million, or 47%, and $3.3 million, or 9%, in the three and nine months ended September 30, 2020, respectively compared to the corresponding periods of 2019. Perpetual license sales decreased by $4.9 million and $107,000, respectively, in the three and nine months ended September 30, 2020 compared to the corresponding periods of the prior year due to the discontinuation of sales of on-premise software priced as perpetual licenses as of June 30, 2020. The nine months ended September 30, 2020 benefitted from our announced discontinuation of perpetual license sales as we closed sales in our second fiscal quarter of 2020 that would otherwise have closed in future quarters. In the three and nine months ended September 30, 2020, the up-front revenue contribution from sales of on-premise subscriptions decreased by $825,000 and $3.2 million, respectively, compared to the corresponding periods of 2019. License revenue from on-premise subscriptions is impacted by the timing, size and contract length of on-premise subscription sales in a given period.

Software support and services revenue increased by $250,000 and $825,000, respectively, in the three and nine months ended September 30, 2020 compared to the corresponding periods of 2019. Professional services revenue was $1.2 million and $3.5 million in the three and nine months ended September 30, 2020, respectively, compared to $1.1 million and $3.6 million in the three and nine months ended September 30, 2019, respectively. Professional services revenue for the three and nine months ended September 30, 2019 included revenue of $278,000 and $961,000, respectively, from a single professional services engagement whereas in the corresponding periods of 2020 there was no comparable single professional services engagement revenue contribution. Support for perpetual licenses declined $231,000 and $364,000 in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of 2019. The support component of on-premise subscriptions increased $365,000, or 7%, and $1.4 million, or 10%, in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of 2019.

Revenue from U.S. sales decreased 4% and increased 4% in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of 2019. Revenue from international sales decreased 4% and increased 5% in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of 2019. Contributing to the decline in international revenue and, to a lesser degree, U.S. revenue, the three months ended September 30, 2020 was the first quarter after we discontinued sales of on-premise software priced as perpetual licenses. Over the longer nine-month periods, continued adoption of our products, unfavorably impacted somewhat by the discontinuation of sales of perpetual licenses, drove both the international and U.S. revenue growth rates.

No customer accounted for 10% or more of total revenue in the three and nine months ended September 30, 2020 or 2019, except for our largest reseller, AT&T, which accounted for 10% of total revenue in the three and nine months ended September 30, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$6,792	13%	$5,557	11%	$1,235	22%
License	415	1	436	1	(21)	(5)
Software support and services	4,914	10	4,466	8	448	10
Restructuring expense	—	—	—	—	—	—
Total cost of revenue	$12,121	24%	$10,459	20%	$1,662	16%
Gross profit	$37,878		$41,742		$(3,864)
Gross margin		76%		80%

	Nine Months Ended
	September 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Cost of revenue:
Cloud services	$19,673	12%	$15,413	10%	$4,260	28%
License	1,461	1	1,423	1	38	3
Software support and services	14,263	9	14,333	10	(70)	—
Restructuring expense	—	—	300	—	(300)	(100)
Total cost of revenue	$35,397	22%	$31,469	21%	$3,928	12%
Gross profit	$123,225		$119,679		$3,546
Gross margin		78%		79%

Total cost of revenue increased $1.7 million, or 16%, and $3.9 million, or 12%, in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of 2019 due primarily to increases in cloud services cost of revenue.

Cloud services cost of revenue increased $1.2 million and $4.3 million in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of the prior year. Royalty expense in cloud services cost of revenue increased $722,000 and $2.9 million in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of the prior year due to higher sales of partner solutions that bear royalties, in particular MobileIron Threat Defense. Data center operations expense increased $229,000 and $1.0 million in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of the prior year. Within data center operations, facilities and infrastructure expense increased $315,000 and $1.1 million in the three and nine months ended September 30, 2020, respectively, due primarily to third-party hosting costs. Customer Success expense allocated to cloud services cost of revenue increased $288,000 and $418,000, in the three and nine months ended September 30, 2020, respectively, as a result of increased headcount, merit increases, other payroll-related benefits and bonus expense. The Merger Agreement imposes certain pre-closing restrictions on our activities, one of which precludes settlement of our 2020 Bonus Plans in unrestricted common stock. Because we are currently required to settle the 2020 Bonus Plans in cash, we have recorded a cumulative adjustment in the three months ended September 30, 2020 to reclassify expense recorded as stock-based compensation expense in prior periods of 2020 to bonus expense and have recorded estimated amounts earned under the 2020 Bonus Plans in the three months ended September 30, 2020 as bonus expense. This adjustment applies to all operating expenses and cost of revenue income statement categories for the three month and year-to-date periods. As a result of precluding the settlement of the 2020 Bonus Plans with unrestricted common stock, stock-based compensation expense recorded in cloud cost of revenue was $458,000 and $363,000 lower in the three and nine months ended September 30, 2020, respectively, while bonus expense was $628,000 higher for those periods. Expense recognized under the 2020 Bonus Plans in the three months ended September 30, 2020 was higher than expense recognized under the 2019 Bonus Plans in 2019 based on Company performance relative to the underlying plan metrics. This was the same for cost of support and services revenue for the three and nine month periods ended September 30, 2020 compared to 2019. The aforementioned increases were partially offset by lower travel- and facility-related expenses resulting from COVID-19 restrictions and office space reductions.

License cost of revenue was roughly flat in the three and nine months ended September 30, 2020 compared to the corresponding periods of 2019 as expense associated with the amortization of intangible assets from our incapptic acquisition were roughly offset by lower expenses from appliance sales.

Cost of software support and services increased $448,000 and decreased $70,000 in the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of the prior year. Within cost of support and services, expenses associated with increased headcount, annual merit increases and additional benefits, as well as stock-based compensation expense increased in both the three and nine month periods. Bonus expense increased $1.0 million for both the three and nine months ended September 30, 2020 due to the 2020 Bonus Plan expense reclassification. Stock-based compensation expense decreased $651,000 and $757,000, respectively, in the three and nine month periods due to the 2020 Bonus Plan expense reclassification. The aforementioned expense increases were partially offset in the three month period and fully offset in the nine month period by reductions in expense associated with office facilities and travel. We have reduced office space and restrictions related to COVID-19 limited our employees’ ability to travel and use our offices.

In the nine months ended September 30, 2019, we incurred $300,000 of restructuring expense due to a reduction in our workforce. Additional restructuring expense for the nine month period was recorded in operating expenses. We had no similar restructuring events recorded in cost of revenue in 2020.

Operating Expenses

	Three Months Ended
	September 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$20,259	41%	$19,072	37%	$1,187	6%
Sales and marketing	23,597	47	23,577	45	20	—
General and administrative	9,949	20	6,932	13	3,017	44
Restructuring expense	—	—	—	—	—	—
Total operating expenses	$53,805	108%	$49,581	95%	$4,224	9%

	Nine Months Ended
	September 30,
	2020		2019		Change
		% of		% of
		Total		Total
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Operating expenses:
Research and development	$60,115	38%	$60,889	40%	$(774)	(1)%
Sales and marketing	72,575	46	74,099	49	(1,524)	(2)
General and administrative	26,069	17	22,477	15	3,592	16
Restructuring expense	579	0	2,758	2	(2,179)	(79)
Total operating expenses	$159,338	101%	$160,223	106%	$(885)	(1)%

Research and development expense increased $1.2 million, or 6%, in the three months ended September 30, 2020 compared to the corresponding period of 2019. Payroll-related expense increased $1.4 million compared to the corresponding period of the prior year as a result of an increase in bonus expense of $4.0 million and a $300,000 increase in salaries, payroll tax and other benefits-related expense, which was partially offset by a $2.9 million decrease in stock-based compensation expense. Expense recognized under the 2020 Bonus Plans in the three months ended September 30, 2020 was higher than expense recognized under the 2019 Bonus Plans in 2019 based on Company performance relative to the underlying plan metrics. This was the same across all operating expense categories for the three month periods ended September 30, 2020 compared to 2019. Consulting and other professional services expense increased $253,000 due to the use of supplemental development resources. Facilities and infrastructure expense decreased $323,000 primarily due to reductions in office space and decreases in facility-related expense from restrictions in the use of our facilities as governments continued shelter-in-place measures to mitigate the spread of COVID-19. Travel-related expense decreased $124,000 as a result of travel restrictions from the shelter-in-place measures.

Research and development expense decreased $774,000, or 1%, in the nine months ended September 30, 2020 compared to the corresponding period of 2019. Facilities and infrastructure expense decreased $2.6 million primarily due to lower telecommunications costs, reductions in office space and decreases in facility-related expense because of restrictions in the use of our facilities. Stock-based compensation expense decreased $2.3 million due to the 2020 Bonus Plan expense reclassification. Travel-related expense decreased $434,000 as a result of travel restrictions. The decreases were partially offset by a $3.9 million increase in other compensation expense, due primarily to $4.0 million higher bonus expense associated with the 2020 Bonus Plans, and a $717,000 increase in consulting and other professional services expense due primarily to the use of outside resources to supplement development efforts. Expense recognized under the 2020 Bonus Plans in the nine months ended September 30, 2020 was higher than expense recognized under the 2019 Bonus Plans in 2019 based on Company performance relative to the underlying plan metrics. This was the same across all operating expense categories for the nine month periods ended September 30, 2020 compared to 2019.

Sales and marketing expense was roughly flat in the three months ended September 30, 2020 compared to the corresponding period of 2019. Stock-based compensation expense decreased $821,000 due to the change in classification of expense associated with our 2020 Bonus Plans, partially offset by an increase in expense from RSU grants and our ESPP. Other payroll-related expense increased $2.2 million due primarily to an increase in expense associated with our 2020 Bonus Plans of $2.0 million, as well as increases in headcount and other benefits, of which much of the benefits expense increase was a bonus provided to sales personnel to compensate for our cancelled annual sales recognition event. The change in other payroll-related expense also reflected lower commission expense due to the discontinuation of perpetual license sales and sales team performance relative to commission plans. Consulting and outside services expense increased $238,000 to supplement our sales and marketing resources. Offsetting those increases, travel-related expense decreased $1.4 million as a result of travel restrictions and marketing program expense decreased $406,000 due primarily to lower spending on events, collateral and other field marketing activities.

Sales and marketing expense decreased $1.5 million, or 2%, in the nine months ended September 30, 2020 compared to the corresponding period of 2019. Travel-related expense decreased $3.6 million as a result of travel restrictions. Marketing program expense decreased $2.6 million due primarily to the cancellation or postponement of our MobileLive annual user conferences and less spending on other marketing events. Other sales-related expense decreased $775,000 due to the cancellation of our annual sales recognition event and lower spending on our annual sales kickoff event. Partially offsetting the decreases, stock-based compensation expense increased $303,000 because of higher expense associated with RSUs, PSUs and our ESPP, partially offset by the change in classification of expense associated with the 2020 Bonus Plans. Other payroll-related expense increased $4.6 million of which $2.0 million was due to the 2020 Bonus Plan expense classification change, and the remainder was due primarily to increases in headcount, commission expense, and other benefits expense, of which some benefits were bonuses provided to sales personnel as compensation for our cancelled annual sales recognition event.

General and administrative expense increased $3.0 million, or 44%, in the three months ended September 30, 2020 compared to the corresponding period of 2019. Consulting and other professional service expense increased $2.0 million due primarily to legal fees associated with our plan of merger with Parent and other legal activities, including those related to our patent dispute. Payroll-related expense, excluding stock-based compensation expense, increased $1.7 million primarily due to the reclassification of the 2020 Bonus Plan expense, which accounted for $1.6 million of the increase. Stock-based compensation expense decreased $526,000 due primarily to the 2020 Bonus Plan expense reclassification, partially offset by higher expense associated with our PSUs. Travel-related expense decreased $130,000 due to travel restrictions.

General and administrative expense increased $3.6 million, or 16%, in the nine months ended September 30, 2020 compared to the corresponding period of 2019. Consulting and other professional service expense increased $2.5 million due primarily to legal fees associated with our plan of merger with Parent and other legal activities, including those related to our patent dispute. Payroll-related expense, excluding stock-based compensation expense, increased $1.8 million primarily due to the reclassification of the 2020 Bonus Plan expense, which accounted for $1.6 million of the increase. Stock-based compensation expense decreased $314,000 due primarily to the 2020 Bonus Plan expense reclassification, partially offset by higher expense associated with our PSUs. Travel-related expense decreased $276,000 due to travel restrictions.

We incurred zero and $579,000 of restructuring expense in the three and nine months ended September 30, 2020 compared to zero and $2.8 million of restructuring expense in operating expenses in corresponding periods of the prior year due to expenses associated with reductions in our workforce and, in the 2019 nine-month period, the exit of an office building. Additional restructuring expense in the nine months ended September 30, 2019 was recorded in cost of revenue.

Other Income (Expense)—Net

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Other income (expense)—net	$263	$35	$228	651%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Other income (expense)—net	$183	$987	$(804)	(81)%

Other income (expense)—net was primarily comprised of interest income and gains or losses from foreign currency transactions and the translation of foreign-denominated balances to the U.S. dollar. We recorded $28,000 and $454,000 of interest income for the three months ended September 30, 2020 and 2019, respectively, and a $236,000 foreign currency gain and $420,000 foreign currency loss for the three months ended September 30, 2020 and 2019, respectively. We recorded $346,000 and $1.6 million of interest income for the nine months ended September 30, 2020 and 2019, respectively, and a $189,000 and $612,000 foreign currency loss for the nine months ended September 30, 2020 and 2019, respectively. A lower interest rate environment and our investment of excess cash in money market funds rather than corporate debt and commercial paper reduced our interest income. Changes in the value of the U.S. dollar versus foreign currencies generates gains or losses on our foreign currency-denominated assets, most notably cash and accounts receivable balances. Devaluation of the U.S. dollar relative to foreign currencies such as the Euro and Rupee resulted in a gain in the three months ended September 30, 2020.

Income Tax Expense

	Three Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Income tax expense	$608	$399	$209	52%

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Income tax expense	$1,511	$1,335	$176	13%

Income tax expense was $608,000 and $399,000 in the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.3 million in the nine months ended September 30, 2020 and 2019, respectively. Income tax expense is primarily recorded for foreign income taxes on profits realized by our foreign subsidiaries. Income tax expense has increased as we have expanded internationally and have experienced increased scrutiny and changes in tax rules and practices in certain foreign tax jurisdictions. As a result, we have recorded reserves for potential challenges by foreign tax authorities. We have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$89,824	$94,415

	Nine Months Ended
	September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Net cash provided by (used in) operating activities	$4,584	$(2,416)	$7,000	(290)%
Net cash used in investing activities	(6,464)	(2,109)	(4,355)	206
Net cash used in financing activities	$(2,363)	$(5,535)	$3,172	(57)%

At September 30, 2020, we had cash and cash equivalents of $89.8 million. Approximately 89% of our cash and cash equivalents are held in the United States.

In addition, we have a $20.0 million revolving line of credit with a financial institution that expires in June 2023 which, after issuing a $1.5 million letter of credit and a $3.0 million bank guarantee, has borrowing capacity of approximately $15.5 million as of September 30, 2020. We are required to maintain an adjusted quick ratio (defined as the ratio of eligible cash and cash equivalents plus accounts receivable to current liabilities minus deferred revenue and customer arrangements with termination rights) of at least 1.25. At September 30, 2020, we had no borrowings outstanding under this revolving loan facility and we were in compliance with our loan covenants.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, any future acquisitions and similar transactions, and the economic impact of COVID-19 on our customers and prospects. Any delays in new customer purchases of our solutions and existing customer renewals, loss of customers, limited ability to expand or upsell within our existing customer base, and pricing pressure related to the business impact of the COVID-19 pandemic could reduce our cash collections. At the same time, we saw some reductions in expenditures for travel, marketing event and some facility-related expense in our second and third quarters of 2020 and expect that trend to generally continue for the remainder of 2020 due to COVID-19. In addition, our discontinuation of sales of perpetual licenses starting in July 2020 will have a negative effect on cash from operations for a period of time, beginning in our fourth quarter of 2020 as subscriptions, which we expect will replace these perpetual licenses, generate lower upfront billing amounts than perpetual licenses. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. In October 2018, our Board of Directors approved the repurchase of up to an aggregate of $25.0 million of our common stock, subject to compliance with applicable laws, over a two-year period (the “Repurchase Program”). The maximum remaining dollar value of shares that may be purchased under the Repurchase Program was $9.2 million at September 30, 2020. Shares can be purchased through the Repurchase Program through October 2020, and our Board of Directors has not extended the program as of the date of the filing of this quarterly report on Form 10-Q.

Cash Provided by Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary use of cash from operating activities has been for personnel costs.

In the nine months ended September 30, 2020, we generated $4.6 million of cash from operating activities compared to a use of $2.4 million in the corresponding period of the prior year. We incurred a net loss of $37.4 million in the nine months ended September 30, 2020 compared to a net loss of $40.9 million in the corresponding period of 2019. In the nine months ended September 30, 2020 compared to the corresponding period of 2019, our net loss decreased primarily due to a $7.5 million increase in revenue partially offset by a $3.1 million increase in cost of sales and operating expenses and a decrease in other income of $788,000. The net loss included non-cash charges of $26.4 million, primarily due to stock-based compensation expense, compared to $31.2 million in the nine months ended September 30, 2019. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $19.6 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first three fiscal quarters and the majority of cash from receivables is collected in the quarter following the billing quarter. Collections of accounts receivable were also favorably impacted by collections of amounts billed for perpetual licenses which spiked in our second quarter due to the end of sales of perpetual licenses. Sales of perpetual licenses have been replaced by sales of subscriptions which do not generate as much up-front billings as perpetual licenses and billings were therefore lower in our third quarter. Other changes in assets and liabilities that were sources of cash were a $5.7 million increase in accrued expenses and other long-term liabilities, a $3.2 million decrease in other current and noncurrent assets, and a $1.9 million decreased in deferred commissions. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in unearned revenue of $10.6 million and a decrease in the liability for customer arrangements with termination rights of $4.9 million.

In the nine months ended September 30, 2019, we used $2.4 million of cash from operating activities. We incurred a net loss of $40.9 million in the nine months ended September 30, 2019. The net loss included non-cash charges of $31.2 million, primarily due to stock-based compensation expense. Changes in operating assets and liabilities, as sources of cash, consisted primarily of a $16.4 million decrease in accounts receivable as our fourth fiscal quarter is a seasonally high billing quarter compared to our first three fiscal quarters and the majority of the cash from those receivables is collected in the quarter following the billing quarter. In addition, our year-to-date billings were negatively impacted by a focus on driving increases in ARR rather than billings. Changes in operating assets and liabilities that used cash consisted primarily of a decrease in accrued expenses and other long-term liabilities of $5.5 million, a decrease in the liability for customer arrangements with termination rights of $3.1 million, and an increase in other current and noncurrent assets of $2.4 million.

Cash Used in Investing Activities

Our investing activities have primarily consisted of purchases of property and equipment and purchases of investment securities, offset by maturities of the investment securities. In the nine months ended September 30, 2020, our investing activities also included the purchase of a business.

Cash used in investing activities was $6.5 million for the nine months ended September 30, 2020 as compared to $2.1 million used in the corresponding period of 2019. In the nine months ended September 30, 2020, we purchased incapptic Connect GmbH for $5.7 million, net of cash acquired. Approximately $1.1 million of the incapptic purchase price was paid to an escrow account and will be distributed to former incapptic shareholders within 24 months, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants. In the nine months ended September 30, 2020, all of our excess cash was invested in money market funds and consequently we had no purchases of or proceeds from investment securities, compared to the nine months ended September 30, 2019 where we received $3.3 million from maturities of investment securities and invested $4.1 million in new investment securities. Cash paid for the purchase of property and equipment was $796,000 and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

In the nine months ended September 30, 2020, our financing activities used $2.4 million of cash. We received $1.8 million from the exercise of stock options and $3.0 million from ESPP contributions. We used $6.5 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and $684,000 for the repurchase of common stock.

In the nine months ended September 30, 2019, we used $5.5 million of cash for financing activities. We received $5.5 million from the exercise of stock options and $3.1 million from ESPP contributions. We used $5.5 million to pay employee payroll taxes as part of the net settlement of our stock-settled bonuses and RSUs and $8.6 million for the repurchase of common stock.

Off-Balance-Sheet Arrangements

As of September 30, 2020, we did not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide a reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation and subject to claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial conditions or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 12 in Notes to the Consolidated Financial Statements for further information on the lawsuit, MobileIron, Inc. vs. BlackBerry Corp. and BlackBerry Ltd., for patent infringement and other claims that was filed on April 27, 2020. Since the announcement of our pending acquisition (the “Merger”) by Oahu Merger Sub, Inc., a wholly-owned subsidiary of Ivanti, Inc., three complaints have been filed by and purportedly on behalf of alleged MobileIron stockholders: one in the United States District Court for the District of Delaware, captioned Oliver Watson v. MobileIron, Inc., Tae Hea Nahm, Jessica Denecour, Kenneth Klein, James Tolonen, Simon Biddiscombe, Anjali Joshi and Rishi Bajaj, Case No. 1:20-cv-01418-UNA, filed October 22, 2020, and two in the United States District Court for the Southern District of New York, captioned Quentin S. Nash v. MobileIron, Inc., Simon Biddiscombe, Tae Hea Nahm, Jessica Denecour, Kenneth Klein, James Tolonen, Anjali Joshi and Rishi Bajaj, Case No. 1:20-cv-08767, filed October 21, 2020, and Evan Nocks v. MobileIron, Inc., Tae Hea Nahm, Jessica Denecour, Kenneth Klein, James Tolonen, Simon Biddiscombe, Anjali Joshi and Rishi Bajaj, Case No. 1:20-cv-09088, filed October 29, 2020 (together, the “Actions”). The Actions each name as defendants the Company and each of the members of our Board of Directors. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act insofar as the proxy statement preliminarily filed by the Company on October 14, 2020 allegedly omits material information with respect to the transactions contemplated therein that purportedly renders the preliminary proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages, declaratory judgment and an award of plaintiffs’ fees and expenses. The defendants believe the claims asserted in these complaints are without merit and intend to vigorously defend them.

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

Risks Related to Our Business and Industry

The announcement and pendency of our agreement to be acquired by a wholly-owned subsidiary of Ivanti, Inc. may adversely affect our business, results of operations and share price.

Our pending acquisition (the “Merger”) by Oahu Merger Sub, Inc., a wholly-owned subsidiary of Ivanti, Inc. (“Parent”), could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to other risks in connection with the announcement and pendency of the Merger, including:

●	the costs involved in connection with completing the Merger and the substantial time and effort of our management team required to consummate the Merger and the related disruptions in the operation of our business;

●	the restrictions on the conduct of our business contained in the Agreement and Plan of Merger, dated September 26, 2020, with Parent and Oahu Merger Sub, Inc. (the “Merger Agreement”), which could delay or prevent us from undertaking certain activities and capitalizing on certain business opportunities that may arise prior to the consummation of the Merger;
●	the difficulty in retaining and incentivizing employees given the announcement of the Merger as a result of, among other things, the fact that not all unvested equity was subject to acceleration and thus certain unvested equity would be cancelled at the effective time of the Merger without any consideration;
●	pendency of the Merger or failure to complete the Merger may cause harm to relationships with our customers and other business associates and may divert management and employee attention away from the day-to-day operation of our business;
●	our inability to solicit competing acquisition proposals and the possibility that the $30.45 million termination fee payable by us upon the termination of the Merger Agreement in certain circumstances could discourage other potential bidders from making a competing bid to acquire us;
●	limits on our ability to seek specific performance to require Parent to complete the Merger, and the limit under certain circumstances of our remedy following termination of the Merger Agreement to a reverse termination fee payable by Parent in the amount of $65.25 million; and
●	legal proceedings instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement may divert management time and attention, may require us to incur significant attorneys fees and other expenses, and may result in unfavorable outcomes that could delay or prevent the Merger from being completed.

Any failure of our pending acquisition by Parent to be completed may adversely affect our business, financial condition, results of operations, cash flows and stock price.

We face a risk that the proposed acquisition of the Company by Parent might not be completed or completed on the terms currently agreed to. Each of our and Parent’s obligations, as applicable, to complete the Merger is subject to a number of conditions specified in the Merger Agreement, including, among others: (i) receipt by the Company of the requisite stockholder approval at the special meeting; (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or order or other legal or regulatory restraint or prohibition preventing the consummation of the Merger, (iii) any waiting periods (and any extensions thereof) applicable to the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will have expired or otherwise been terminated, or all requisite consents pursuant thereto, and pursuant to any other antitrust laws or investment screening laws, will have been obtained; (iv) the absence of a material adverse effect with respect to us; and (v) performance and compliance in all material respects on the part of each of us and of Parent and Oahu Merger Sub, Inc. with such party’s covenants under the Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, our stockholders will not receive the proposed Merger consideration.

If the Merger is not completed, we may suffer consequences that could adversely affect our business, results of operations and share price, including the following:

●	our directors, management and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction;
●	we will have incurred significant transaction costs;
●	our continuing business relationships with customers, business partners and employees may be adversely affected;
●	the trading price of our stock could be adversely affected;

●	the reverse termination fee of $65.25 million payable by Parent to us under specified circumstances will not be available in all instances in which the Merger Agreement is terminated and may not be sufficient to compensate us for the damage suffered by our business as a result of the pendency of the Merger or of the strategic initiatives forgone by us during this period;
●	the other contractual and legal remedies available to us in the event of termination of the Merger Agreement may be insufficient, costly to pursue or both;
●	the potential adverse perception of the market on our prospects; and
●	the termination fee of $30.45 million that may become payable by us to Parent upon termination of the Merger Agreement under specified circumstances.

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

We have incurred net losses each year since our inception, including net losses of $48.8 million, $43.1 million in 2019 and 2018, respectively, and $37.4 million for the nine months ended September 30, 2020. As of September 30, 2020, our accumulated deficit was $490.4 million. Our revenue growth rate has slowed and we may not be able to sustain or increase our growth rate or achieve or sustain profitability in the future. The revenue growth rate has slowed, and may additionally slow or revenue may decline, for a number of reasons, including, but not limited to our customers’ and/or prospective customers’ failure to widely deploy mobile apps within their businesses, increasing and entrenched competition, changes in pricing model, customers’ failure to renew or expand their deployments of our software, product and billing model mix shift, a decrease in size or growth of the mobile IT market, or any failure to capitalize on market opportunities. We plan to continue to invest for future growth, in part by making additional investments in research and development, and as a result, we do not expect to be profitable for the foreseeable future. In addition, we will need to increase operating efficiency, which may be challenging given our operational complexity, the expenses outlined above, expenses associated with being a public company, and increasing sales of subscriptions that bear royalties. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed with the SEC. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. The timing and size of sales of our solutions makes our revenue and ARR variable and difficult to predict and can result in significant fluctuations in our revenue and ARR from period to period. In addition, a substantial portion of our revenue and ARR is generated from sales which tend to close near the end of a given quarter and therefore are difficult to predict. Further, our customers’ and prospective customers’ buying patterns and sales cycles can vary significantly from quarter to quarter and are not subject to an established pattern over the course of a quarter. Accordingly, at the beginning of a quarter, we have limited visibility into the level of sales that will be made in that quarter. Further, we discontinued the sale of on-premise software priced as a perpetual license beginning the third quarter of 2020, which could result in a short-term decline in license revenue and make total revenue difficult to predict for a period of time. If expected revenue and ARR at the end of any quarter is reduced or delayed for any reason, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results or other key metrics for a given quarter.

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

—

variation in sales channels or in mix of solutions sold, including the mix of solutions sold on a perpetual license basis versus a subscription or monthly recurring contract, or MRC, basis[1]; considering the discontinuance of the sale of on-premise software priced as a perpetual license beginning in the third quarter of 2020;

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

An increasing portion of our sales has been generated from subscription licenses, and we discontinued the sale of on-premise software priced as a perpetual license beginning in the third quarter of 2020. This shift towards subscription licensing, and differing revenue recognition patterns between the different types of subscriptions that we offer under the new revenue accounting guidelines, present a number of risks to us. We recognize a substantial portion of our subscription revenues over the term of the subscription agreement as compared to sales of perpetual licenses, which are recognized up-front at the time of delivery. Under the new revenue accounting guidelines, a portion of subscriptions to on-premises software is recognized up-front, while the remainder of the subscription is recognized over the subscription term. That revenue recognition pattern is different from subscriptions to cloud offerings, for which all revenue is recognized ratably over the term of the subscription. Customers in a subscription arrangement may elect not to renew their contractual arrangement with us upon expiration, or they may attempt to renegotiate pricing or other contract provisions on terms that are less favorable to us. MRC revenue, which is currently included in subscription revenue in our statements of operations, is recognized monthly on the basis of active users or devices and thus will fluctuate from month to month. Service providers that operate on an MRC billing model typically report to us in arrears on a monthly basis the number of actual users or devices deployed, and then we generate invoices based on those reports. Therefore, invoicing and collection logistics often result in a longer collection cycle. In addition, service providers may bundle our solution with their offerings and price aggressively, which could result in a decrease in MRC billings. These factors could negatively affect our cash flow to the extent subscription revenue includes MRC revenue.

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

We have expanded, decreased and/or relocated specific functions over time in order to scale efficiently, including restructurings in 2016, 2017, 2019 and the first quarter of 2020, to improve our cost structure and help scale our business. Our need to scale our business has placed, and will continue to place, a significant strain on our administrative and operational business processes, infrastructure, facilities and other resources. Our ability to manage our operations will require significant expenditures and allocation of valuable management resources to improve internal business processes and systems, including investments in automation. Further international expansion may also be required for our continued business growth, and managing any international expansion will require additional resources and controls. If our operations infrastructure and business processes fail to keep pace with our business and customer requirements, customers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and adversely affect our revenues. There is no guarantee that we will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business. If we fail to efficiently expand our engineering, operations, customer support, professional services, cloud infrastructure, IT and financial organizations and systems, or if we fail to implement or maintain effective internal business processes, controls and procedures, our costs and expenses may increase more than we planned or we may fail to execute on our product roadmap or our business plan, any of which would likely seriously harm our business, operating results and financial condition.

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

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of total revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. In addition, the type of budget (operating versus capital) available to a customer has affected its decision to purchase a perpetual license or a subscription license but we expect the type of budget available to be a less significant factor going forward as we have discontinued our sales of perpetual licenses beginning the third quarter of 2020. As our rate of growth has slowed, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

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

We derive a significant portion of our revenues from customers outside the United States. For the nine months ended September 30, 2020 and for the years ended 2019 and 2018, 57%, 58% and 58% of our revenue, respectively, was attributable to our international customers, primarily those located in Europe. As of December 31, 2019, approximately 46% of our employees were located abroad.

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

Since shares of our common stock were sold at our initial public offering, our stock price has ranged from as low as $2.56 to as high as $12.96 through September 30, 2020. These fluctuations could cause you to lose all or part of your investment in our common stock, because you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 38% of the outstanding shares of our common stock as of September 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. At September 30, 2020, we have 118,560,029 shares of common stock outstanding, excluding any potential exercises of our outstanding stock options and vesting of restricted stock units (“RSUs”).

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

The authorization allows repurchases from time to time in the open market or in privately negotiated transactions. The amount and timing of repurchases made under the Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions. Shares can be purchased through the Repurchase Program through October 2020, unless extended or shortened by the Company’s Board of Directors. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Company’s discretion. The repurchases would be funded from available working capital and are subject to compliance with the terms and limitations of the Company’s credit facilities. Our Board of Directors has not extended the program as of the date of the filing of this quarterly report on Form 10-Q.

All shares repurchased in the current period under the Repurchase Program are made in the open market. We did not repurchase any shares of common stock under the Repurchase Program in the three months ended September 30, 2020.

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

In the third quarter of 2020, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for all restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive programs in the three months ended September 30, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2020 through July 31, 2020	—	—	—	$9,175,044
August 1, 2020 through August 31, 2020 (1)	490,420	$6.00	—	$9,175,044
September 1, 2020 through September 30, 2020	—	$—	—	$9,175,044
Total shares repurchased	490,420	$6.00	—	$9,175,044

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of September 26, 2020, by and among MobileIron, Inc., Ivanti, Inc. and Oahu Merger Sub, Inc.	2.1	8-K	September 28, 2020	001-36471
3.1	Amended and Restated Certificate of Incorporation of MobileIron, Inc.	3.1	8-K	June 17, 2014	001-36471
3.2	Amended and Restated Bylaws of MobileIron, Inc.	3.4	S-1/A	May 29, 2014	333-195089
4.1	Reference is made to Exhibits 3.1 and 3.2 above
4.2	Amended and Restated Investors’ Rights Agreement, dated August 29, 2013	4.2	S-1	April 7, 2014	333-195089
10.1(1)	Amended Form of performance stock unit award agreement pursuant to the MobileIron, Inc. Amended and Restated 2014 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX—104	XBRL for cover page of the Company’s Quarterly Report on 10-Q, included in Exhibit 101 Inline XBRL Document Set

(1)	Management contract or compensation plan or arrangement.
(2)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Agreement and Plan of Merger have been omitted and MobileIron, Inc. agrees to furnish supplementally a copy of any such omitted schedules to the SEC upon request.

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

Dated: October 30, 2020